Form 10-Q
period 1997-09-30
ADVANTAGE LEARNING SYSTEMS INC
filed 1997-11-14
CIK 1030484

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549



                                  FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
               PERIOD FROM .................... TO ....................



                       COMMISSION FILE NUMBER: 0-22187


                      ADVANTAGE LEARNING SYSTEMS, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    WISCONSIN                     39-1559474
                  (STATE OR OTHER                (IRS EMPLOYER
            JURISDICTION OF INCORPORATION)      IDENTIFICATION NO.)


                              2911 PEACH STREET
                         WISCONSIN RAPIDS, WISCONSIN
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 54495-8036
                                 (ZIP CODE)

                               (715) 424-3636
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [   ]  No [ X ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                       OUTSTANDING AT
                 CLASS                                NOVEMBER 10, 1997
                 -----                                -----------------
     Common Stock, $0.01 par value                       16,902,383

                      ADVANTAGE LEARNING SYSTEMS, INC.

                             INDEX TO FORM 10-Q

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


PART I  - FINANCIAL INFORMATION

                                                                          Page
                                                                          Number
                                                                          ------
ITEM 1.   FINANCIAL STATEMENTS (unaudited)

          Consolidated and Combined Condensed Balance Sheets at
               - September 30, 1997 and December 31, 1996 ..................   1

          Consolidated and Combined Condensed Statements of Income
               - Three Months and Nine Months Ended
                       September 30, 1997 and September 30, 1996 ...........   2

          Consolidated and Combined Condensed Statements of Cash Flows
               For the Nine Months Ended
                       September 30, 1997 and September 30, 1996 ...........   3

          Notes to Consolidated and Combined Condensed Financial
                       Statements ..........................................   4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............................   6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.......................................................   9


PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ........................  10

ITEM 5.   OTHER INFORMATION ................................................  10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .................................  11




                                   - Index -

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements


                      ADVANTAGE LEARNING SYSTEMS, INC.
             CONSOLIDATED AND COMBINED CONDENSED BALANCE SHEETS
                                 (UNAUDITED)


                                                                       SEPTEMBER 30, 1997                     DECEMBER 31, 1996
                                                                       ------------------                     -----------------
                         ASSETS
                         ------
Current assets:
 Cash and cash equivalents                                                    $43,549,904                           $ 1,755,866
 Accounts receivable, less allowance of $701,000
  and $161,000, respectively                                                    4,899,058                             2,523,388
 Inventories                                                                      399,084                               543,902
 Prepaid expenses                                                                 470,392                               265,026
 Deferred tax asset                                                             2,250,000                                     -
                                                                       ------------------                     -----------------
   Total current assets                                                        51,568,438                             5,088,182
                                                                       ------------------                     -----------------
Property, plant and equipment:                                                 12,334,094                            11,324,688
 Less accumulated depreciation                                                 (1,448,386)                             (746,979)
                                                                       ------------------                     -----------------
  Net property, plant and equipment                                            10,885,708                            10,577,709
                                                                       ------------------                     -----------------
Other assets:
 Building held for sale                                                           740,461                               747,392
 Deferred tax asset                                                             1,255,000                             1,601,708
 Intangibles, net                                                               1,675,834                             1,445,798
 Capitalized software, net                                                        225,409                               393,956
                                                                       ------------------                     -----------------
   Total other assets                                                           3,896,704                             4,188,854
                                                                       ------------------                     -----------------
   Total assets                                                               $66,350,850                           $19,854,745
                                                                       ==================                     =================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities:
 Mortgage note payable                                                        $ 6,800,000                           $         -
 Notes payable to shareholders                                                  4,700,000                                     -
 Accounts payable                                                               1,260,546                               332,689
 Deferred revenue                                                               2,051,937                             1,442,356
 Accrued payroll and employee benefits                                          2,411,595                               577,613
 Retainage & amounts due under construction contract                              198,382                             1,151,157
 Other current liabilities                                                      1,930,835                               668,421
 Due to former owner of IPS                                                             -                               350,000
 Distribution payable to shareholders                                          10,000,000                                     -
                                                                       ------------------                     -----------------
  Total current liabilities                                                    29,353,295                             4,522,236
                                                                       ------------------                     -----------------
Noncurrent liabilities and deferred credits:
 Long-term debt                                                                    50,000                             5,750,000
 Notes payable to shareholders                                                          -                             4,700,000
 Deferred revenue                                                               1,525,162                             1,109,519
                                                                       ------------------                     -----------------
  Total noncurrent liabilities and deferred credits                             1,575,162                            11,559,519
  Total shareholders' equity                                                   35,422,393                             3,772,990
                                                                       ------------------                     -----------------
Total liabilities and shareholders' equity                                    $66,350,850                           $19,854,745
                                                                       ==================                     =================

See accompanying notes to consolidated and combined condensed financial statements.

                       ADVANTAGE LEARNING SYSTEMS, INC.
           CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                      FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                                      1997           1996               1997           1996
                                                   ----------     ----------        -----------    -----------
Net sales:
 Products                                          $ 7,492,763    $ 4,948,897        $21,236,237    $13,088,380
 Services                                            2,159,991      1,002,955          4,961,298      2,337,344
                                                    ----------     ----------        -----------    -----------
  Total net sales                                    9,652,754      5,951,852         26,197,535     15,425,724
                                                    ----------     ----------        -----------    -----------
Cost of sales:
 Products                                              856,534        595,008          2,531,994      1,560,937
 Services                                              898,624        522,478          2,203,364      1,155,404
                                                    ----------     ----------        -----------    -----------
  Total cost of sales                                1,755,158      1,117,486          4,735,358      2,716,341
                                                    ----------     ----------        -----------    -----------
  Gross profit                                       7,897,596      4,834,366         21,462,177     12,709,383
Operating expenses:
 Product development                                   904,818        408,645          2,279,469        903,055
 Selling and marketing                               2,554,182      1,499,825          7,006,112      4,558,530
 General and administrative                          1,516,911        950,357          4,138,336      2,334,620
 Purchased research and development                          -      3,400,000                  -      3,400,000
 Phantom stock plan termination                      1,617,106              -          1,617,106              -
                                                    ----------     ----------        -----------    -----------
  Total operating expenses                           6,593,017      6,258,827         15,041,023     11,196,205
                                                    ----------     ----------        -----------    -----------
  Operating income (loss)                            1,304,579     (1,424,461)         6,421,154      1,513,178
Other income (expense):
 Interest income                                        35,377          6,316             84,293         15,068
 Interest expense                                     (274,666)       (76,667)          (643,586)       (76,667)
 Other, net                                             68,547          4,626             24,247         13,705
                                                    ----------     ----------        -----------    -----------
  Total other income (expense)                        (170,742)       (65,725)          (535,046)       (47,894)
                                                    ----------     ----------        -----------    -----------
Income (loss) before taxes                           1,133,837     (1,490,186)         5,886,108      1,465,284
Income tax benefit                                   3,505,000      1,466,883          1,903,292      1,466,883
                                                    ----------     ----------        -----------    -----------
Net income (loss)                                  $ 4,638,837     $  (23,303)       $ 7,789,400    $ 2,932,167
                                                    ==========     ==========        ===========    ===========
Primary and fully diluted earnings per share       $      0.34         N/A           $      0.57        N/A
                                                    ==========     ==========        ===========    ===========

See accompanyng notes to consolidated and combined condensed financial statements.

                       ADVANTAGE LEARNING SYSTEMS, INC.
         CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                            FOR THE NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30
                                                                                            ---------------------------
                                                                                                1997           1996
                                                                                            ------------   ------------
Reconciliation of net income to net cash provided by operating activities:
 Net income                                                                                 $  7,789,400   $  2,932,167
 Noncash (income) expenses included in net income -
  Depreciation and amortization                                                                1,064,637        403,875
  Purchased research and development                                                                   -      3,400,000
  Deferred income taxes                                                                       (1,903,292)    (1,466,883)
    Change in assets and liabilities -
    Accounts receivable                                                                       (2,289,671)    (1,868,484)
    Inventory                                                                                    144,816       (260,977)
    Prepaid expenses                                                                            (205,367)      (212,821)
    Accounts payable and other current liabilities                                             4,024,256      1,372,060
    Retainage and amounts due under construction contract                                       (952,775)       706,512
    Deferred revenue                                                                           1,025,224        768,830
                                                                                            ------------   ------------
    Net cash provided by operating activities                                                  8,697,228      5,774,279
                                                                                            ------------   ------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                                   (1,009,406)    (6,319,592)
  Capitalized software development costs                                                          (3,787)      (380,676)
  Acquisition of IPS                                                                                   -     (4,610,000)
                                                                                            ------------   ------------
    Net cash (used in) investing activities                                                   (1,013,193)   (11,310,268)
                                                                                            ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of stock                                                             40,914,003        200,000
  Proceeds from long-term debt and notes payable to shareholders                               1,100,000      7,850,000
  Payments on debt                                                                              (350,000)             -
  Distributions to shareholders                                                               (7,554,000)    (2,100,000)
                                                                                            ------------   ------------
    Net cash provided by financing activities                                                 34,110,003      5,950,000
                                                                                            ------------   ------------
Net increase in cash                                                                          41,794,038        414,011
Cash and cash equivalents, beginning of period                                                 1,755,866        275,762
                                                                                            ------------   ------------
Cash and cash equivalents, end of period                                                    $ 43,549,904       $689,773
                                                                                            ============   ============


See accompanying notes to consolidated and combined condensed financial statements.

                       ADVANTAGE LEARNING SYSTEMS, INC.
      NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.   COMBINATION AND CONSOLIDATION
The 1996 financial statements present the combined results of Advantage Learning Systems, Inc. ("ALS"), the Institute for Academic Excellence, Inc. ("Institute") and, since its acquisition on August 1, 1996, IPS Publishing, Inc. ("IPS"), collectively the "Company". ALS, the Institute and IPS are all under common ownership. ALS, the Institute and IPS conduct their activities within one industry segment.

Effective January 2, 1997, the Institute and IPS became wholly owned subsidiaries of ALS. As a result, periods subsequent to 1996 are presented on a consolidated basis. All significant intercompany transactions have been eliminated in the combined and consolidated financial statements.


2.   BASIS OF PRESENTATION
The condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's financial information contained in the Company's Registration Statement on Form S-1 (Reg. No. 333-22519) which is on file with the U.S. Securities and Exchange Commission.

The results of operations for the three and nine month periods ended September 30, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.


3.   EARNINGS PER SHARE
Earnings per share is computed on the basis of the weighted average number of common shares outstanding during the periods. The assumed exercise of all outstanding common stock options was excluded from the computation of shares outstanding for primary earnings per share because the result has a dilutive effect of less than 3% and is therefore considered not to be material in accordance with Accounting Principles Board Opinion No. 15. The assumed exercise of all outstanding common stock options was included in the computation of shares outstanding for fully diluted earnings per share using the treasury stock method.

The weighted average number of shares outstanding for primary EPS during the three and nine months ended September 30, 1997 was 13,681,909 and 13,660,330, respectively. The weighted average number of shares outstanding for the fully diluted EPS during the three and nine months ended September 30, 1997 was 13,731,336 and 13,709,757, respectively. Earnings per share on a primary and fully diluted basis are the same because the dilutive effect of the assumed exercise of all outstanding stock options is less than one cent for the three and nine months ended September 30, 1997. Since the 1996 financial statements are presented on a combined basis, no earnings per share information can be computed for 1996 results.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). The Company will adopt SFAS No. 128 effective for the year ending December 31, 1997. On a pro forma basis, if the Company had adopted SFAS No. 128 for the three and nine months ended September 30, 1997, earnings per share would have been presented as follows:



                                         Three Months Ended    Nine Months Ended
                                         September 30, 1997   September 30, 1997
                                         ------------------   ------------------
     Basic and diluted earnings
      per share                                $ .34                 $ .57
                                               =====                 =====

                       ADVANTAGE LEARNING SYSTEMS, INC.
       NOTES TO CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


4.   OFFERING OF COMMON STOCK
On September 30, 1997 the Company completed an initial public offering ("IPO") of 2,800,000 shares of common stock. As a result of this offering, the Company received net cash proceeds of $41,664,000 on the September 30, 1997 closing date. In addition, the Company incurred approximately $750,000 in costs associated with the offering. This resulted in an increase to cash of $41,664,000 and an increase to shareholders' equity of $40,914,000. In connection with the IPO, the liabilities for the mortgage note and notes payable to shareholders were reclassified as current liabilities because the Company used the IPO proceeds to pay the entire amount of these liabilities in October 1997.

Subsequently, on October 2, 1997, an additional 420,000 shares of the Company's common stock were sold pursuant to the exercise of an over-allotment option granted in connection with the IPO. The Company received additional net proceeds of $6,249,600 in connection with the exercise of this over-allotment option.

In October 1997, the Company used the proceeds from the offering as follows:

     (i) Approximately $1.6 million was used to pay employee compensation expenses related to the termination of the Company's phantom stock plan.

     (ii) Approximately $7.0 million was used to pay the entire principal and accrued interest on the mortgage note related to the construction of the Company's new headquarters facility in Wisconsin Rapids, Wisconsin.

     (iii) Approximately $5.1 million was used to pay the entire principal and accrued interest on notes from the Company's principal shareholders related to the 1996 acquisition of IPS.

     (iv) Approximately $700,000 was used to pay distributions of S corporation retained profits to S corporation shareholders. The Company expects to pay additional distributions of S corporation retained profits to S corporation shareholders of approximately $9.3 million on or before December 31, 1997.

The Company has broad discretion with respect to the use of the remaining proceeds.


5.   INCOME TAXES
On September 29, 1997 the Company became subject to federal and state income taxes as a C corporation. Consequently, the Company is now required to account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). In connection with this change in the Company's tax status, SFAS 109 requires the Company to record deferred taxes on the balance sheet for all book to tax basis differences existing on the date of change. The related effect of recording the basis differences is charged or credited to current earnings. The change in tax status resulted in recognition of a deferred tax asset and corresponding benefit of $3.5 million.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Net Sales. The Company's net sales increased by $3.7 million, or 62.2%, to $9.7 million in the third quarter of 1997 from $6.0 million in the third quarter of 1996. Product sales increased by $2.6 million, or 51.4%, to $7.5 million in the third quarter of 1997 from $4.9 million in the third quarter of 1996. The increase in product sales is primarily attributable to (i) the sale of the Accelerated Reader to approximately 2,000 new customer schools, (ii) increased sales of Accelerated Reader test disks to a larger base of Accelerated Reader schools, (iii) revenues from S.T.A.R. for which shipments and recognition of revenue began in September 1996, and (iv) inclusion of IPS sales commencing August 1, 1996. Sales of Accelerated Reader software and supplemental Accelerated Reader test disks accounted for approximately 63.6% and 46.9% of net sales in the third quarter of 1996 and 1997, respectively.

     Service revenue, which consists of revenue from sales of: (i) training seminars and programs and (ii) software support agreements, increased by $1.2 million, or 115.4%, to $2.2 million in the third quarter of 1997 from $1.0 million in the third quarter of 1996. This increase is primarily attributable to an increased number of Reading Renaissance training sessions, and, to a lesser extent, additional revenue from software support agreements principally associated with increased new product sales.

     Cost of Sales. The cost of sales of products increased by $262,000, or 44.0%, to $857,000 in the third quarter of 1997 from $595,000 in the third quarter of 1996. As a percentage of product sales, the cost of sales of products remained relatively constant at 11.4% in the third quarter of 1997 compared to 12.0% in the third quarter of 1996. The cost of sales of services increased by $377,000, or 72.0%, to $899,000 in the third quarter of 1997 from $522,000 in the third quarter of 1996. As a percentage of sales of services, the cost of sales of services declined somewhat to 41.6% in the third quarter of 1997 compared to 52.1% in the third quarter of 1996 primarily as a result of decreased costs of delivering training sessions. The Company's overall gross profit margin remained relatively constant at 81.8% in the third quarter of 1997 compared to 81.2% in the third quarter of 1996.

     Product Development. Product development expenses increased by $496,000, or 121.4%, to $905,000 in the third quarter of 1997 from $409,000 in the third quarter of 1996. These expenses increased primarily due to: (i) increased development staff and consulting costs associated with new products, and (ii) the inclusion of IPS product development costs commencing August 1, 1996. As a percentage of net sales, product development costs increased to 9.4% in the third quarter of 1997 from 6.9% in the third quarter of 1996. The Company anticipates that the total dollar amount of product development costs will continue to increase as the Company extends its product offerings into other areas of the K-12 curriculum.

     Selling and Marketing. Selling and marketing expenses increased by $1.1 million, or 70.3%, to $2.6 million in the third quarter of 1997 from $1.5 million in the third quarter of 1996. These expenses increased due to an increase in the number of marketing personnel, participation in more trade shows, the publication of additional catalogs, mailings to an increased customer and prospect base, and increased advertising in publications. As a percentage of net sales, selling and marketing expenses increased somewhat to 26.5% in the third quarter of 1997 from 25.2% in the third quarter of 1996.

     General and Administrative. General and administrative expenses increased by $567,000, or 59.6%, to $1.5 million in the third quarter of 1997 from $950,000 in the third quarter of 1996. The higher expenses for the third quarter of 1997 are largely due to increased costs associated with: (i) the hiring of additional personnel, including wages and related benefits, and (ii) increased costs associated with the Company's new headquarters building. As a percentage of net sales, general and administrative costs remained relatively constant at 15.7% in the third quarter of 1997 compared to 16.0% in the third quarter of 1996.

     Purchased Research and Development. In connection with the acquisition of IPS, $3.4 million of the purchase price was allocated to purchased research and development which was expensed in August 1996.

     Phantom Stock Plan Termination. The Company's phantom stock plan terminated on September 30, 1997 in connection with the closing of the initial public offering of its common stock on that date. The one time charge of approximately $1.6 million associated with the plan termination was expensed in September 1997.

     Operating Income. Operating income increased by $2.7 million, or 191.6%, to $1.3 million in the third quarter of 1997 from a loss of $1.4 million in the third quarter of 1996 primarily due to the $3.4 million of purchased research and development expense in the third quarter of 1996 and the $1.6 million phantom stock plan termination expense in the third quarter of 1997.
As a percentage of net sales, operating income increased to 13.5% in the third quarter of 1997 compared to -23.9% in the third quarter of 1996. Excluding the effects of the purchased research and development expense and the phantom stock plan termination expense, operating income would have been $2.9 million in the third quarter of 1997 and $2.0 million in the third quarter of 1996.

     Interest Expense. Interest expense increased $198,000 to $275,000 in the third quarter of 1997 from $77,000 in the third quarter of 1996 primarily as a result of interest expense incurred in connection with loans to finance the Company's new corporate headquarters building.

     Income Tax Expense. A tax benefit of $3.5 million was recorded in September 1997 in connection with the Company's change in tax status from S corporation status to C corporation status on September 29, 1997. In August 1996, a deferred tax asset and corresponding benefit of $1.5 million was recorded in connection with the operations of IPS which was a C corporation at the time. This benefit was reversed in January 1997 when IPS elected S corporation status.


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Net Sales. The Company's net sales increased by $10.8 million, or 69.8%, to $26.2 million in the nine months ended September 30, 1997 from $15.4 million in the nine months ended September 30, 1996. Product sales increased by $8.1 million, or 62.3%, to $21.2 million in the nine months ended September 30, 1997 from $13.1 million in the nine months ended September 30, 1996. The increase in product sales is primarily attributable to (i) the sale of the Accelerated Reader to approximately 5,700 new customer schools, (ii) increased sales of Accelerated Reader test disks to a larger base of Accelerated Reader schools, including the introduction of approximately 2,900 new book titles on Accelerated Reader test disks since September 30, 1996, (iii) revenues from S.T.A.R. for which shipments and recognition of revenue began in September 1996, and (iv) inclusion of IPS sales commencing August 1, 1996. Sales of Accelerated Reader software and supplemental Accelerated Reader test disks accounted for approximately 74.3% and 52.4% of net sales in the nine months ended September 30, 1996 and 1997, respectively.

     Service revenue increased by $2.7 million, or 112.3%, to $5.0 million in the nine months ended September 30, 1997 from $2.3 million in the nine months ended September 30, 1996. This increase is primarily attributable to an increased number of Reading Renaissance training sessions, and, to a lesser extent, additional revenue from software support agreements principally associated with increased new product sales.

     Cost of Sales. The cost of sales of products increased by $971,000, or 62.2%, to $2.5 million in the nine months ended September 30, 1997 from $1.6 million in the nine months ended September 30, 1996. As a percentage of product sales, the cost of sales of products remained constant at 11.9% in the nine months ended September 30, 1997 and 1996. The cost of sales of services increased by $1.0 million, or 90.7%, to $2.2 million in the nine months ended September 30, 1997 from $1.2 million in the nine months ended September 30, 1996. As a percentage of sales of services, the cost of sales of services declined somewhat to 44.4% in the nine months ended September 30, 1997 compared to 49.4% in the nine months ended September 30, 1996 primarily as a result of decreased costs of delivering training sessions. The Company's overall gross profit margin declined somewhat to 81.9% in the nine months ended September 30, 1997 from 82.4% in the nine months ended September 30, 1996 due primarily to increased sales of services, particularly Reading Renaissance training sessions, which have a lower gross margin than the Company's products.

     Product Development. Product development expenses increased by $1.4 million, or 152.4%, to $2.3 million in the nine months ended September 30, 1997 from $903,000 in the nine months ended September 30, 1996. These expenses increased primarily due to: (i) increased development staff and consulting costs associated with new products, and (ii) the inclusion of IPS product development costs commencing August 1, 1996. As a percentage of net sales, product development costs increased to 8.7% in the nine months ended September 30, 1997 from 5.9% in the nine months ended September 30, 1996. The Company anticipates that the total dollar amount of product development costs will continue to increase as the Company extends its product offerings into other areas of the K-12 curriculum.

     Selling and Marketing. Selling and marketing expenses increased by $2.4 million, or 53.7%, to $7.0 million in the nine months ended September 30, 1997 from $4.6 million in the nine months ended September 30, 1996. These expenses increased due to an increase in the number of marketing personnel, participation in more trade shows, the publication of additional catalogs, mailings to an increased customer and prospect base, and increased advertising in publications. However, as a percentage of net sales, selling and marketing expenses decreased to 26.7% in the nine months ended September 30, 1997 from 29.6% in the nine months ended September 30, 1996. This decrease is primarily due to economies of scale associated with significantly increased product sales and service sales.

     General and Administrative. General and administrative expenses increased by $1.8 million, or 77.3%, to $4.1 million in the nine months ended September 30, 1997 from $2.3 million in the nine months ended September 30, 1996. The higher expenses for the nine months ended September 30, 1997 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits, and increased costs associated with the Company's new headquarters building. As a percentage of net sales, general and administrative costs increased somewhat to 15.8% in the nine months ended September 30, 1997 from 15.1% in the nine months ended September 30, 1996.

     Purchased Research and Development. In connection with the acquisition of IPS, $3.4 million of the purchase price was allocated to purchased research and development which was expensed in August 1996.

     Phantom Stock Plan Termination. The Company's phantom stock plan terminated on September 30, 1997 in connection with the closing of the initial public offering of its common stock on that date. The one time charge of approximately $1.6 million associated with the plan termination was expensed in September 1997.

     Operating Income. Operating income increased by $4.9 million, or 324.3%, to $6.4 million in the nine months ended September 30, 1997 from $1.5 million in the nine months ended September 30, 1996. As a percentage of net sales, operating income increased to 24.5% in the nine months ended September 30, 1997 from 9.8% in the nine months ended September 30, 1996. Excluding the effects of the purchased research and development expense, and phantom stock plan termination expense, operating income would have been $8.0 million in the nine months ended September 30, 1997 and $4.9 million in the nine months ended September 30, 1996.

     Interest Expense. Interest expense increased $567,000 to $644,000 in the nine months ended September 30, 1997 from $77,000 in the nine months ended September 30, 1996 primarily as a result of interest expense incurred in connection with loans to finance the acquisition of IPS and the Company's new corporate headquarters building.

     Income Tax Expense. A tax benefit of $3.5 million was recorded in September 1997 in connection with the Company's change in tax status from S corporation status to C corporation status on September 29, 1997. In August 1996, a deferred tax asset and corresponding benefit of $1.5 million was recorded in connection with the operations of IPS which was a C corporation at the time. This benefit was reversed in January 1997 when IPS elected S corporation status.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company's cash and cash equivalents increased to $43.5 million from the December 31, 1996 total of $1.8 million. For the nine months ended September 30, 1997, net cash provided by operating activities was $8.6 million compared with $5.8 million for the nine months ended September 30, 1996. The increase is due primarily to increased operating income offset by relatively modest increased working capital demands. Cash flows used by investing activities were $927,000 for the nine moths ended September 30, 1997 compared with $11.3 million for the nine months ended September 30, 1996. The decrease is due to the purchase of IPS and the Company's new corporate headquarters building in 1996. Cash flows provided by financing activities were $34.1 million for the nine months ended September 30, 1997 compared with $6.0 million for the nine months ended September 30, 1996. The increase is due primarily to proceeds from the public offering of common stock offset by: (i) lower borrowings of long term obligations in 1997 and, (ii) higher distributions to shareholders in 1997.

On September 30, 1997, the Company completed an initial public offering ("IPO") of 2,800,000 shares of common stock. As a result of this offering, the Company received net cash proceeds of $41,664,000 on the September 30, 1997 closing date. In addition, the Company incurred approximately $750,000 in costs associated with the offering. This resulted in an increase to cash of $41,664,000 and an increase to shareholders' equity of $40,914,000. In connection with the IPO, the liabilities for the mortgage note and notes payable to shareholders were reclassified as current liabilities because the Company paid the entire amount of these liabilities in October 1997.

Subsequently, on October 2, 1997, an additional 420,000 shares of the Company's common stock were sold pursuant to the exercise of an over-allotment option granted in connection with the IPO. The Company received additional net proceeds of $6,249,600 in connection with the exercise of this over-allotment option.


In October 1997, the Company used the proceeds from the offering as follows:

     (i) Approximately $1.6 million was used to pay compensation expenses related to the termination of the Company's phantom stock plan.

     (ii) Approximately $7.0 million was used to pay the entire principal and accrued interest on the mortgage note related to the construction of the Company's new headquarters facility in Wisconsin Rapids, Wisconsin.

     (iii) Approximately $5.1 million was used to pay the entire principal and accrued interest on notes from the Company's principal shareholders related to the 1996 acquisition of IPS.

     (iv) Approximately $700,000 was used to pay distributions of S corporation retained profits to S corporation shareholders. The Company expects to pay additional distributions of S corporation retained profits to S corporation shareholders of approximately $9.3 million on or before December 31, 1997.


The Company has broad discretion with respect to the use of the remaining proceeds.

The Company believes cash flow from operations and its current cash position will be sufficient to meet its working capital requirements for the foreseeable future.



Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Part  II - OTHER INFORMATION


Item   2.   Changes in Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) In the three month period ending September 30, 1997, the Registrant has issued the following securities which were not registered under the Securities Act of 1933:

     On September 30, 1997, the Registrant issued 31,250 shares of the Registrant's Common Stock to the Timothy Peter Welch Revocable Trust, of which Timothy P. Welch is the beneficial owner, and two current employees of IPS as partial consideration for the Registrant's acquisition of IPS. The shares of Common Stock were sold without registration under the Securities Act in reliance on Section 4(2) thereunder.

(d) The Registrant's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on September 24, 1997 (File No. 333-22519), and the initial public offering ("IPO") of the Registrant's Common Stock, par value $0.01 per share, began on September 25, 1997. All of the 2.8 million shares offered by the Registrant, in addition to the 420,000 shares subject to an over-allotment option, were sold on September 30, 1997 and October 2, 1997, respectively. The managing underwriters for the Registrant's IPO were Piper Jaffray Inc. and Montgomery Securities. The number of shares of Common Stock registered under the Registrant's Form S-1 was 3,220,000 shares; the aggregate price of the offering amount registered was $45,080,000; the amount of shares of Common Stock sold was 3,220,000; and the aggregate offering price of the Common Stock sold was $51,520,000.

     From September 24, 1997 through September 30, 1997, the Registrant incurred the following expenses in connection with the issuance and distribution of the Common Stock registered: $3,606,400 in underwriting discounts (which includes discounts incurred in connection with the underwriters' exercise of the over-allotment option, which occurred on September 30, 1997); and approximately $750,000 in other expenses (this figure represents a reasonable estimate of the amount of expenses incurred). None of the payments made by the Registrant in connection with these expenses were paid to directors, officers, principal shareholders or other affiliates of the Registrant.

     The net proceeds from the IPO to the Registrant, after deducting the underwriting discounts and other expenses, was $47,163,600. As of September 30, 1997, however, only $41,664,000 of this total (before other expenses) had been received by the Registrant. The remaining $6,249,600 (before other expenses) was received on October 2, 1997 in connection with the closing of the shares which were subject to an over-allotment option. From September 24, 1997 through September 30, 1997, the Registrant did not use any of the proceeds received in connection with the IPO.


Item 5.   Other Information

From time to time, the Company may make certain forward-looking statements in its annual and quarterly reports, proxy statements, press releases and other written and verbal communications to the public and/or its shareholders. Any such statements must be viewed in light of the considerations set forth under the caption "Risk Factors" in the Company's Prospectus as filed pursuant to Rule 424(b) under the Securities Act of 1933, which Prospectus is part of the Company's Registration Statement on Form S-1 (Reg. No. 333-22519) and which portion of the Prospectus is hereby incorporated by reference.

Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibits.


Exhibit No.             Description
-----------             -----------
   4.1                  Stock Certificate

  10.1                  Tax Indemnification Agreement dated as of
                        August 29, 1997 between Terrance Paul, Judith Paul,
                        Mark J. Bradley as Trustee of the Terrance and Judith
                        Paul Descendants' Trust, and Advantage Learning
                        Systems, Inc.

  10.2                  Tax Indemnification Agreement dated as of August 29,
                        1997 between Terrance Paul, Judith Paul, Mark J.
                        Bradley as Trustee of the Terrance and Judith Paul
                        Descendants' Trust, and the Institute for Academic
                        Excellence, Inc.

  27.1                  Financial Data Schedule

  99.1 Information included under the caption "Risk Factors" in the Registrant's Rule 424(b) Prospectus, included as part of Registrant's Registration Statement on Form S-1
                        (Reg No. 333-22519) (incorporated herein by reference to such Rule 424(b) Prospectus).

(b) The Company filed no reports on Form 8-K during the quarter covered by this report.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ADVANTAGE LEARNING SYSTEMS, INC.
                                  (Registrant)



     November 14, 1997            /s/ Michael H. Baum
     -----------------            ------------------------------
            Date                  Michael H. Baum
                                  Chief Executive Officer
                                  (Principal Executive Officer)


     November 14, 1997            /s/ Richard W. Fickey
     -----------------            ------------------------------
            Date                  Richard W. Fickey
                                  Secretary and Vice President, Finance and
                                   Administration
                                  (Principal Financial and Accounting Officer)

                              Index to Exhibits



     Exhibit No.   Description
     -----------   -----------------
         4.1       Stock Certificate

        10.1 Tax Indemnification Agreement dated as of August 29, 1997 between Terrance Paul, Judith Paul, Mark J. Bradley as
                   Trustee of the Terrance and Judith Paul Descendants'
                   Trust, and Advantage Learning Systems, Inc.

        10.2 Tax Indemnification Agreement dated as of August 29, 1997 between Terrance Paul, Judith Paul, Mark J. Bradley as
                   Trustee of the Terrance and Judith Paul Descendants'
                   Trust, and the Institute for Academic Excellence, Inc.

        27.1       Financial Data Schedule

        99.1 Information included under the caption "Risk Factors" in the Registrant's Rule 424(b) Prospectus, included as part of Registrant's Registration Statement on Form S-1 (Reg No.
                   333-22519) (incorporated herein by reference to such Rule
                   424(b) Prospectus).