Form 10-K
period 1997-12-31
ADVANTAGE LEARNING SYSTEMS INC
filed 1998-03-18
CIK 1030484

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934: FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          COMMISSION FILE NO. 0-22187

                        ADVANTAGE LEARNING SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                  WISCONSIN                                     39-1559474
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

              2911 PEACH STREET                                 54495-8036
                P.O. BOX 8036                                   (Zip Code)
         WISCONSIN RAPIDS, WISCONSIN
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (715) 424-3636

               Securities registered pursuant to Section 12(b) of the Act: NONE

               Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $85,760,580 as of February 27, 1998. As of February 27, 1998, there were 16,902,383 of the Registrant's shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     Unless the context requires otherwise, references to the Company include its two wholly-owned subsidiaries, the Institute for Academic Excellence, Inc. (the "Institute") and IPS Publishing, Inc. ("IPS").

                                    OVERVIEW

     Advantage Learning Systems, Inc. (the "Company" or "ALS") is a leading provider of learning information systems to kindergarten through senior high ("K-12") schools in the United States and Canada. The Company's learning information systems consist of computer software and related training designed to improve student academic performance by increasing the quality, quantity and timeliness of performance data available to educators and by facilitating increased student practice of essential skills. Learning information systems provide to educators benefits similar to those management information systems provide to business managers.

     The Company's flagship product, the Accelerated Reader,* is software for motivating and monitoring increased literature-based reading practice. As of December 31, 1997, the Accelerated Reader had been sold to approximately 33,000, or 26%, of the K-12 schools in the United States and Canada. The Company believes that the Accelerated Reader has achieved this leading market position as a result of its demonstrated effectiveness in improving student reading levels and overall academic performance. The Company's other primary learning information system products include the Standardized Test for Assessment of Reading (S.T.A.R.),* a computer-adaptive reading test and database, and the Reading Renaissance* program through which the Company provides professional development training for educators.

     Originally introduced in 1986, the Accelerated Reader administers computer-based multiple choice quizzes on books popular among students in grades K-12 and provides educators with more than 20 reports from which to monitor the amount and quality of each student's reading practice. Through December 31, 1997, the Company had developed quizzes on approximately 13,500 book titles. In 1994, the Company began offering Reading Renaissance training seminars through the Institute to provide educators with professional development training to most effectively use the Accelerated Reader and the information it generates. As of December 31, 1997, approximately 60,000 educators have attended Reading Renaissance training seminars. In 1996, the Company released STAR which enables educators to quickly obtain student reading scores statistically correlated to national norms. The results from STAR provide educators with a database of statistically accurate reading level information on their students from which they can generate useful reports and adjust instructional strategies accordingly. The Company began marketing STAR in the spring of 1996, and by the end of 1997, had sold STAR to approximately 8,100 schools. To expand its learning information system product offerings into additional academic areas, in August 1996 the Company acquired IPS, a provider of algorithm-based software for assessment and skills practice in math and science.

     The Company was founded in 1986 and is incorporated under the laws of the State of Wisconsin. The Company's common stock, par value $0.01 per share (the "Common Stock"), is listed on the Nasdaq National Market under the symbol "ALSI." The Company's principal executive offices are located at 2911 Peach Street, P.O. Box 8036, Wisconsin Rapids, Wisconsin 54495-8036 (telephone:
715-424-3636).

                              INDUSTRY BACKGROUND

     Educators, parents and opinion leaders in the United States are increasingly focusing on improving essential academic skills of students, and, in particular, their reading and math proficiency. President Clinton's emphasis on education in his recent State of the Union address, the Department of Education's Goals 2000 program, the Learning to Read, Reading to Learn campaign, an increase in Title I funding, and the activities

---------------

     * The Accelerated Reader(R), Reading Renaissance(R) and Standardized Test for Assessment of Reading (S.T.A.R)(R) are registered trademarks of the Company. STAR(TM) is a common law trademark of the Company.

of the Education Commission of the States are indicative of this growing focus. While certain aspects of these initiatives may not endorse, or be complementary to, the Company's products, this focus and the resulting initiatives have generally contributed to an increased demand for more effective methods to improve academic performance. The Company believes that the general impact of the Goals 2000 program and programs similar to it is to pressure schools and educators to take action to improve the academic performance of students. Schools have responded to these demands by investing in computers, software and other educational technology, testing and other assessment programs to measure students' progress, and professional development training to help enhance educators' effectiveness in the classroom.

     Based on 1996 data from Quality Education Data, Inc. ("QED"), the K-12 marketplace in the United States consists of approximately 107,500 public and private schools. According to the National Center for Education Statistics, the number of students enrolled in these schools was approximately 51.7 million in 1996 and is expected to increase to 54.6 million by the year 2006. According to QED, K-12 public schools in the United States invested $4.1 billion on educational technologies in 1996. Of this amount, industry sources estimate that approximately $630 million was invested in educational software, which amount is expected to increase to $1.1 billion by the year 2000, representing a 15% compound annual increase. Moreover, according to data obtained from the Software Publishers Association, the installed base of computers in K-12 schools in the United States will grow from approximately 5.5 million units in 1995 to 10.0 million units by the year 2000, a 13% compound annual increase.

     In addition to this increased spending on educational technologies, the Company believes that there is a growing trend towards requiring better assessment of student performance and increased accountability of educators and school systems. The Company also believes there is a growing trend towards requiring more and better professional development training for educators, as highlighted in the Department of Education's Goals 2000 program.

     The increased public concern over the effectiveness of K-12 schools in teaching essential academic skills and the rapidly growing role of technology in the K-12 marketplace have created an increased demand for technology-based solutions which measure and improve student academic performance and for professional development training which enables educators to effectively implement these solutions. However, few providers of educational technology products have developed tools with demonstrated effectiveness in improving student academic performance because most products (i) provide inadequate feedback useful to educators in tailoring instruction to individual students,
(ii) seek to replace educators by attempting to teach skills rather than support their efforts by encouraging extensive practice on those skills, (iii) compete with existing curricula and instructional methodologies, (iv) fail to maintain student interest and (v) require more advanced technology and/or larger numbers of computers than are typically available in schools. The Company believes there is a growing market demand for technology-based learning information systems that motivate students and achieve measurable results.

                    THE ADVANTAGE LEARNING SYSTEMS SOLUTION

     The Company develops, markets and supports learning information systems which improve student academic performance by intensifying literature-based reading practice and increasing the quality, quantity and timeliness of information available to educators. Until recently, the Company's products have focused exclusively on improving reading because reading is fundamental to a student's overall academic performance. The Company's flagship product, the Accelerated Reader, administers computer-based multiple choice quizzes on approximately 13,500 books popular among students in grades K-12. Each quiz verifies that the student has read and comprehended a book. For each book read, the Accelerated Reader tracks the amount of reading practice by calculating points based on the length and difficulty of the book and the student's performance on the quiz, and makes these data available to educators through a variety of reports. STAR, the Company's computer-adaptive reading test and database, supplies educators with norm-referenced reading scores for each of their students typically in 10 minutes or less by selecting test questions based on a student's pattern of previous responses. Because STAR can be administered several times per year, it provides educators with a database of reading level information that enables tracking of students' progress through the school year. The Company's Reading Renaissance professional development training combines the Company's learning information systems technology and classroom techniques to improve reading performance by increasing in-school accountable reading practice.

     The Company believes the combination of the Accelerated Reader, STAR and Reading Renaissance offers the following key benefits:

     Improved Student Academic Performance. The Company is committed to developing and releasing only those products which have demonstrated effectiveness in improving student academic performance. The Accelerated Reader, coupled with the techniques taught in the Reading Renaissance training program, improves student academic performance by providing educators with an effective system to motivate students to practice reading and encourage students to select longer, more challenging books. Independent studies on the effectiveness of the Accelerated Reader have demonstrated that use of the Accelerated Reader improves standardized test performance in reading. Studies conducted by the Institute based on publicly available quantitative data confirm this result and indicate that use of the Accelerated Reader improves standardized test performance in other academic subject areas as well, including math, science, social studies and writing.

     Ability to Assess Student Progress. The Accelerated Reader and STAR provide educators with timely, accurate information to manage the learning process within their existing curricula. The objective measurement data derived from the Company's products enable teachers to continually monitor students' academic progress and easily identify individual students who may require special attention.

     Suitability for K-12 School Environment. The Accelerated Reader and STAR are easy to use by both students and educators and are capable of running on substantially all of the computers and hardware platforms currently found in K-12 schools. Even schools with a limited number of computers can use the Company's products since these products emphasize literature reading by the student and do not require extensive individual time on the computer. In addition, the Accelerated Reader is used in conjunction with books already commonly found in most K-12 school libraries.

     Supportive of Educators. Rather than attempting to teach skills, thereby replacing educators, the Company's products and services provide educators with tools to encourage increased skills practice and to track student academic performance. Due to this focus on practice and measurement, the Company's products complement, rather than compete with, existing curricula and instructional methodologies. As a result, educators remain in control of the learning process.

     Cost-Effective Solution. The cost of the Company's products generally enables schools to purchase such products within their normal budgets. In addition, schools may purchase the Company's products for use in a single classroom, and have the flexibility to acquire additional products for more classrooms as usage increases.

                                GROWTH STRATEGY

     The Company seeks to establish its products as the de facto standard for facilitating growth in reading ability, and ultimately in other essential academic skill areas in grades K-12. The key elements of this strategy are as follows:

     Add New Customer Schools. The Company intends to increase its market penetration by continuing to add new customer schools. As of December 31, 1997, the Accelerated Reader has been sold to approximately 33,000 K-12 schools, which represents approximately 26% of the total number of schools in the United States and Canada and an approximately 27% increase in the number of schools using the Accelerated Reader over the prior year. In addition, as of December 31, 1997, STAR has been sold to approximately 8,100 K-12 schools. The Company plans to add new customer schools by increasing its direct marketing efforts and extending its strategic alliances.

     Intensify and Expand Use of Products by Existing Customer Schools. The Company intends to intensify and expand the use of its products by existing customers. Although the Accelerated Reader has been sold to approximately 26% of the K-12 schools in the United States and Canada, most schools begin using the product as a supplementary or voluntary program in a small percentage of classrooms, thereby creating the opportunity for the Company to intensify usage in these classrooms and expand usage to other classrooms and other grade levels. The Company's experience has been that increased use of the Accelerated Reader leads to increased sales of supplemental title disks, STAR and Reading Renaissance professional development training. To increase the use of its products, the Company continuously develops quizzes on new book titles, publishes newsletters, catalogs and research relating to the effectiveness of its products, sponsors seminars and maintains communication with customers through its telephone sales force. The Company expects to develop quizzes on at least 6,000 additional book titles in 1998.

     Offer New Products in Other Curriculum Areas. The Company intends to develop groups of products similar to its reading products for other areas of the K-12 curriculum. Based on technology acquired in its purchase of IPS and on additional internal development efforts, the Company is developing math products similar to the Accelerated Reader and STAR.

     Expand International Marketing and Sales. The Company intends to expand its international marketing and sales. To date, the Company has marketed and sold the Accelerated Reader in Canada and to several schools in the United Kingdom, which have begun using it on a pilot basis. In addition, IPS markets and sells Spanish bilingual versions of its math products in the United States and neighboring Spanish-speaking countries. As the Company develops new products, it plans to expand its marketing and sales efforts into other foreign countries.

     Expand Market Presence Through Strategic Alliances. In order to penetrate the K-12 marketplace more rapidly, the Company has established strategic alliances with educational book distributors and publishers. These firms are particularly receptive to such alliances because use of the Company's products in schools encourages, rather than competing with, the sale of books and other products sold by these firms. The Company believes that such firms are under increasing pressure from many customers to offer products supported by the Accelerated Reader. In addition, the Company intends to seek strategic alliances with other firms with an interest in education and literacy.

                                    PRODUCTS

     OVERVIEW

     As of March 1, 1998, the Company offered three core products for use in the K-12 marketplace: the Accelerated Reader, STAR and Reading Renaissance. Together, these learning information system products improve student academic performance by intensifying literature-based reading practice and increasing the quality, quantity and timeliness of information available to educators. The Company's products historically have concentrated on reading. The Company is expanding its product offerings into math based on technology acquired in its August 1996 acquisition of IPS.

     The following table summarizes the Company's primary product offerings as of March 1, 1998:

-----------------------------------------------------------------------------------------------------------------
                   PRODUCT                                                  DESCRIPTION
-----------------------------------------------------------------------------------------------------------------
 Accelerated Reader                                Reading practice management software; available in Starter
                                                   Kits (150-200 book titles), Economy Kits (includes 850-1,000 book titles, Enhanced Support Plan for the Accelerated Reader and a voucher to attend a one-day Reading Renaissance training seminar) or Super Kits (includes the Accelerated Reader
                                                   Economy Kit, STAR schoolwide kit and Enhanced Support Plan for
                                                   STAR)
-----------------------------------------------------------------------------------------------------------------
 Accelerated Reader supplemental quiz disks        Computer disks containing supplemental quizzes on additional book titles to expand Starter, Economy or Super Kits
                                                   (approximately 50 book titles per disk); currently quizzes on
                                                   13,500 book titles available
-----------------------------------------------------------------------------------------------------------------
 AR BookGuide                                      Database listing of all books covered by Accelerated Reader quizzes
-----------------------------------------------------------------------------------------------------------------
 STAR                                              Computer-adaptive reading test and database
-----------------------------------------------------------------------------------------------------------------
 Enhanced Support Plans ("ESP")                    Two-year contracts for telephone support of software
                                                   (available for the Accelerated Reader and STAR)
-----------------------------------------------------------------------------------------------------------------
 Reading Renaissance                               Professional development training for educators; delivered through scheduled seminars and school sponsored events
-----------------------------------------------------------------------------------------------------------------
 Math and Science Products                         Off-the-shelf and custom math and science quiz and worksheet generators, and student objective and achievement databases
-----------------------------------------------------------------------------------------------------------------
 Other Related Products                            Video and printed training materials, graphics and
                                                   motivational items
-----------------------------------------------------------------------------------------------------------------

     THE ACCELERATED READER

     The Accelerated Reader is a learning information system for motivating and monitoring increased literature-based reading practice. As of December 31, 1997, the Accelerated Reader has been sold to approximately 33,000 K-12 schools in the United States and Canada. The Accelerated Reader and supplemental Accelerated Reader quiz disks accounted for approximately 51.5%, 69.4% and 89.8% of the Company's net sales in 1997, 1996 and 1995, respectively.

     The Accelerated Reader is designed to be very easy to use by students and educators alike. A student selects a book from a list of books for which the school has an Accelerated Reader quiz at an appropriate reading level and reads the book. The student then takes a multiple choice quiz on a computer. The questions contained in the quizzes are carefully drafted to ensure that a student who has thoroughly read a book at the appropriate level will pass. For each book read, the Accelerated Reader tracks the amount of reading practice achieved by calculating points based on the length and difficulty of the book and the student's performance on the quiz. The information generated from this process -- titles read, percent of comprehension and amount of reading done -- creates a database of student reading achievement. From this database, the Accelerated Reader generates more than 20 different reports from which educators can monitor the amount and quality of reading practice for each of their students and easily identify individual students who may require special attention. The Company currently has a library of computerized book quizzes on more than 13,500 book titles. The Company developed quizzes on approximately 3,500 book titles in 1997 and expects to develop quizzes on at least 6,000 additional book titles in 1998. Titles on disk are organized by reading level and subject matter. Continued usage of the Accelerated Reader creates demand for additional quizzes, STAR, Reading Renaissance training and related products.

     During 1997, the Company successfully developed several new products which complement the Accelerated Reader, including a Spanish/English version of the Accelerated Reader for bilingual students, AR BookGuide* and AR TitleFinder.* AR BookGuide is a database listing of all books covered by Accelerated Reader quizzes, in a format allowing searches by author, reading level, topic and other variables to facilitate creation of custom book lists for students and for ordering additional quizzes. AR TitleFinder is a free CD-ROM catalog which the Company provides to customers to enable them to easily locate and order Accelerated Reader quizzes.

     STANDARDIZED TEST FOR ASSESSMENT OF READING (S.T.A.R.)

     STAR is a computer-adaptive reading test which the Company believes is the first software to provide reading scores statistically correlated to national norms in ten minutes or less at the computer. STAR administers a series of multiple choice questions for which students choose the best word to complete each sentence. STAR adapts itself to each student's reading level by applying a proprietary branching logic which evaluates the pattern of the student's answers to determine the level of difficulty required for subsequent questions. The results from this test provide educators with a database of statistically accurate reading level information on their students from which they can generate useful reports and adjust instructional strategies accordingly. STAR is easy to use and can be administered several times per year. The Company announced STAR in the spring of 1996 and started shipping it to customers in the fall of 1996. As of December 31, 1997, STAR has been sold to approximately 8,100 schools. Revenues from sales of STAR contributed significantly to the Company's net sales in 1997 and to a lesser extent in 1996.

     ENHANCED SUPPORT PLANS

     The Company offers Enhanced Support Plans which provide users of the Accelerated Reader and STAR access to telephone support and other benefits such as free or reduced-cost upgrades. Packaged with some kits and also sold as add-ons, ESPs entitle educators to expert help resolving questions regarding technical problems with Company products, networks and other software interacting with Company products.

     READING RENAISSANCE

     The Reading Renaissance program provides educators with professional development training to most effectively use the Accelerated Reader, STAR and the learning information they generate. This training combines technology and classroom techniques to increase in-school accountable reading practice. Through the Institute, the Company offers a variety of Reading Renaissance seminars and workshops, including one-and two-day scheduled training programs, which are conducted throughout the year at various hotel locations in the United States, and on-site training programs pursuant to which the Institute's training staff visit an individual school, school district or region to conduct a seminar or workshop. As of March 1, 1998, the Institute's training staff consisted of 46 presenters, most of whom are K-12 educators who use the Reading Renaissance techniques in their own classrooms. Since its inception in late 1993, the Institute has trained approximately 60,000 educators, of whom approximately 35,000 were trained in 1997.

     To encourage educators who have completed Reading Renaissance training to implement the methodology fully, the Institute in 1995 initiated the "Model Classroom" certification program. This program recognizes educators who meet certain objective implementation standards related to the amount of accountable reading among students, regular diagnosis and intervention with at-risk students, and other key

---------------

     *AR BookGuide(TM) and AR TitleFinder(TM) are common law trademarks of the Company.

variables. As of March 1, 1998, the program has received approximately 4,850 applications and certified 1,872 "Model Classroom" teachers, and 60 "Model Schools" in which the majority of classrooms have "Model Classroom" teachers.

     The Company also produces videotapes and manuals to be used in conjunction with its training programs, and in 1997, began publishing Advantage, a magazine distributed to over 200,000 educators. Further, through the Institute, the Company conducts research on best practices, performs field validation of techniques, and gathers information to guide the development of the Company's learning information systems. Revenues from Reading Renaissance training services accounted for approximately 16.0%, 13.1% and 6.1% of the Company's net sales in 1997, 1996 and 1995, respectively.

     MATH AND SCIENCE PRODUCTS

     Through its subsidiary, IPS, the Company develops algorithm-based software for assessment and skills practice in math and science. As of March 1, 1998, IPS had a proprietary library of more than 40,000 algorithms, each capable of generating virtually unlimited variations of specific math and science problems. These algorithms are incorporated into off-the-shelf software for sale to educators and custom software developed primarily for educational textbook publishers and school districts. Current products include Objective Tracker* and MathCheck.* Objective Tracker is a quiz and worksheet generator which allows educators, schools and school districts to specify precise academic objectives and track the attainment of those objectives for each student. Objective Tracker is available in both off-the-shelf and custom forms. The Company is currently using IPS products as a basis for developing math products similar to the Accelerated Reader and STAR.

     OTHER RELATED PRODUCTS

     The Company sells other products to support its primary products, including video and printed training materials, graphics and motivational items.

                              PRODUCT DEVELOPMENT

     The Company believes that continued investment in product development is required to remain competitive in the K-12 marketplace. The Company invests continuously in the development of new products, enhancement of existing products and development of tools to increase the efficiency of product development. For the years ended December 31, 1997, 1996 and 1995, the Company expended approximately $3.4 million, $1.9 million and $919,000, respectively, on product development (including amounts capitalized).

     As of March 1, 1998, the Company employed 62 persons dedicated to product development and software design, including 4 Mexican quiz writers who were added in 1997 to develop quizzes for the Spanish/English version of the Accelerated Reader and 5 software engineers from India who were added in 1997 to give the Company a local presence in that country. The Company expects this number to increase in the next year. The Company's product development staff has a high level of expertise in learning information theory, quiz writing, interface design, software engineering, quality assurance and technical writing.

     The Company generates new product concepts which it believes will help educators improve student academic performance, based on the Company's understanding of learning information theory and the need for practice of essential academic skills. These product concepts are then refined based on feedback from its customers, which the Company continuously solicits and incorporates throughout the new product development process. Based on the refined product concepts, product proposals are then formulated by the product development group and reviewed by management to determine which should be developed into prototypes. The product development and software design groups collaborate to create the prototypes, which are then

---------------

*Objective Tracker(TM) and MathCheck(TM) are common law trademarks of the Company.

tested in customer schools. From this market testing, the Company creates product specifications. However, before beginning production, management makes a final evaluation of each new product to determine that it is both desired by educators and effective in meeting their needs. The Company also continuously expands its library of book titles by creating supplemental Accelerated Reader quizzes and creates new algorithms and algorithm libraries for MathCheck and Objective Tracker.

     The Reading Renaissance professional development training program was originally developed, and is continually refined, through field experience with the Accelerated Reader and research by the Institute staff. Through the Institute, the Company conducts research into effective education techniques related to the Company's products and services. This research provides the staff with a standard against which to develop and refine training programs to help educators accelerate learning.

                       SALES, MARKETING AND DISTRIBUTION

     The Company markets its products primarily to individual educators in the K-12 market, including teachers, school librarians and principals. The Company is also beginning to market its products to entire schools and school districts. The Company's sales and marketing strategy consists primarily of direct marketing to potential and existing customers. The Company uses a variety of lead generating techniques, including trade shows, advertisements in educational publications, direct mail, Web sites and referrals. Once product literature has been forwarded to a current or potential customer, one of the Company's in-house staff of telephone sales representatives contacts the customer to answer questions and, ultimately, direct the customer to a purchase. Having an in-house sales force affords the Company better control over its marketing efforts.

     In addition, as of March 1, 1998, the Company had resale arrangements with five U.S. and three Canadian book distributors which are authorized to sell the Accelerated Reader to their customers. Sales to Perma-Bound, a division of Hertzberg-New Method, Inc. ("Perma-Bound"), accounted for 14.4%, 15.2% and 12.5% of the Company's net sales in 1997, 1996 and 1995, respectively. The Company believes this growth represented maturation of Perma-Bound's field sales efforts and anticipates that, as a percentage of net sales, sales to schools through Perma-Bound will not significantly increase. Under these resale arrangements, distributors take orders which are then filled by the Company. This control over product shipment ensures premium customer service and retention of customer contacts for future marketing and sales opportunities.

     In addition to the book distributors which resell the Company's products, approximately 11 other book distributors and publishers promote the sale of the Accelerated Reader by publishing special catalogs that advertise book sets assembled specifically for Accelerated Reader title disks. The Company intends to seek additional strategic alliances with book distributors and publishers and to use alliances formed by IPS to expand its base of strategic partners to sell its products. Furthermore, the Company plans to continue to develop other cross-marketing arrangements with third-party firms selling non-competing products into the education market.

     The Company believes it maintains a very high level of customer satisfaction. Historically, the Company has experienced less than a 2% rate of return for its products.

                     CUSTOMER SERVICE AND TECHNICAL SUPPORT

     Most of the Company's customers have moderate to low levels of computer knowledge and do not have any technical support on-site to assist them. The Company therefore provides a variety of customer and technical support services to purchasers of its software products. In order to provide the level of customer service that results in a consistently high level of customer satisfaction, the Company employs an experienced staff of technical service representatives who are capable of answering technical questions relating to the Company's software products, regardless of platform, as well as questions regarding hardware and networks. The Company's full-time computer programming staff support the telephone service representatives by helping to answer customer questions by recreating the customer's problem in the Company's simulation laboratory.

                                   PRODUCTION

     Currently, all of the Company's software products are distributed on diskettes, except for AR BookGuide and AR TitleFinder which are distributed on CD-ROM. The Accelerated Reader and STAR disks are duplicated and packaged at Company headquarters, with the exception of Apple II disks which are produced by a third-party contractor. CD-ROM disks for AR BookGuide and AR TitleFinder are also produced by a third-party contractor. Other related products, including videotapes, books, graphics and motivational items, are purchased from third-party vendors. IPS's math and science custom software products are produced at its offices in Vancouver, Washington and provided to customers in master form which allows the customer to duplicate the software. IPS's off-the-shelf products such as MathCheck are also produced by in-house staff, but duplicated by a third-party contractor.

                                  COMPETITION

     The K-12 educational technology and professional development markets in which the Company operates are very competitive. The Company competes primarily against more traditional methods of education, training and testing, including pencil and paper testing. In addition, the Company competes with other companies offering educational software products to schools, including larger companies with greater resources than the Company, such as International Business Machines Corporation, Apple Computer, Inc., Broderbund Software, Inc., and The Learning Company, Inc. The Company also competes with certain other companies, including The Electronic Bookshelf Inc. and Booksharp, which offer software products which are more directly competitive with the products offered by the Company. Many other companies, including Microsoft Corp. and Walt Disney Co., provide educational software products which the Company believes are not marketed primarily to schools. While the Company's existing competitors may broaden their product lines, and potential competitors, including large hardware manufacturers, software developers and educational publishers, may enter or increase their focus on the school market, the Company believes it is well positioned to continue to compete favorably in the markets in which it participates.

                             INTELLECTUAL PROPERTY

     The Company regards certain of its technologies as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws and employee non-disclosure agreements to establish and protect its proprietary rights. Although the Company has filed a patent application which covers the technology developed by IPS to automatically generate and format examinations that include math expressions, the Company does not currently possess any patents or other registered intellectual property rights with respect to its software. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent or deter misappropriation. The Company believes that factors such as the technological and creative skills of its personnel and the quality of the content of its products may be more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology, but that such legal protections may also be a part of the Company's long-term strategy.

     While the Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, as the number of software products in the educational technology industry increases and the functionality of these products begins to overlap, software developers may become increasingly subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products, trademarks or other Company works or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

     The software market has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. While the Company electronically codes its software products to protect against unauthorized copying and use, there can be no assurance that the Company's software products will not experience unauthorized reproduction.

                                   EMPLOYEES

     As of March 1, 1998, the Company had 343 full and part-time employees. The Company believes its relations with employees are good. None of the Company's employees is represented by a union or subject to collective bargaining agreements.

                                    BACKLOG

     Because ALS generally ships products as orders are received, it has historically operated with very little or no backlog. The Institute and IPS, however, operate in the normal course of business with backlogs. As of December 31, 1997 and 1996, the Institute had backlogs which aggregated approximately $658,000 and $320,000, respectively, and IPS had backlogs which aggregated approximately $74,000 and $285,000, respectively. With respect to the Institute, all of the backlog existing at December 31, 1997 is expected to be eliminated by the end of 1998 and with respect to IPS, all of the backlog existing at December 31, 1997 is expected to be eliminated by the end of 1998.

                           FORWARD-LOOKING STATEMENTS

     In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 1, Business and
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans, (2) information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans and (3) information contained in written material, releases and oral statements issued by, or on behalf of, the Company including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. The Company's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the following:

     Reliance on Single Product Line and Significant Distributor. The Company's Accelerated Reader software and supplemental Accelerated Reader quiz disks accounted for approximately 51.5%, 69.4% and 89.8% of the Company's net sales in 1997, 1996 and 1995, respectively. In addition, revenues from the Accelerated Reader family of products, including STAR and AR BookGuide, constituted substantially all of the Company's product sales in 1997, 1996 and 1995. See
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Sales of the Company's products through one book distributor accounted for 14.4%, 15.2% and 12.5% of net sales in 1997, 1996 and 1995, respectively. An overall decline in sales of the Accelerated Reader, supplemental quiz disks, STAR and related products, including sales through book distributors, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Continued Product Development. The K-12 educational technology and professional development markets in which the Company competes are characterized by evolving industry standards, frequent product introductions and, to a lesser extent, technological change. The Company's future success will depend, to a significant extent, on a number of factors, including the Company's ability to enhance its existing products and develop and successfully introduce new products, including new products designed for use in other areas of the curriculum. There can be no assurance that products designed for use in other areas of the curriculum besides reading will be as well received as the Company's reading products, particularly since such other products may require technology and/or resources not generally available in all schools. The Company attempts to maintain high standards for the demonstrated academic effectiveness of its products.

The Company's adherence to these standards could delay or inhibit the introduction of new products. Moreover, there can be no assurance that the Company's products will not be rendered obsolete or that the Company will have sufficient resources to make the necessary investments or be able to develop and market the products required to maintain its competitive position.

     Management of Growth. The Company has recently experienced rapid growth. If such growth continues, it may place a strain on the Company's financial, management and other resources. The Company's ability to manage its growth effectively will require it to attract, train, motivate, manage and retain key employees and to improve its operational, financial and management information systems. If the Company is unable to maintain and manage growth effectively, the Company's business, financial condition and results of operations would be adversely affected.

     Opposing Educational Philosophies. The Company focuses on developing and marketing educational products and services that demonstrate effectiveness through measurable results. This approach, however, is not accepted by all academics and educators, some of whom formulate opinions about the desirability of a particular educational product or service based on philosophical or other concerns rather than the effectiveness of the product. Certain academics and educators are opposed to the principles and methodologies underlying and associated with the Company's products, such as the use of objective standards, standardized testing, computers, and motivational techniques, among others. Some of these philosophical opponents of the Company's products and services have the capacity to influence the market for the Company's products, and such influence could have a material adverse impact on demand for the Company's products and, thus, the Company's business, financial condition and results of operations.

     Dependence on Educational Institutions and Government
Funding. Substantially all of the Company's revenue is derived from sales to educational institutions, individual educators and suppliers thereto. There can be no assurance that educational institutions and/or individual educators will continue to invest in technology-based products and professional development for reading and other curricula or continue to respond favorably to the Company's marketing. The inability of the Company to increase the number of products sold or number of schools served would adversely affect the Company's business, financial condition and results of operations. Because of the Company's dependence on educational institutions, the funding of which is largely dependent on government support, a substantial decrease in government budgets or funding for educational software or technology would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain aspects of government sponsored education initiatives may not endorse, or be complementary to, the principles and methodologies underlying and associated with the Company's products, which could adversely affect the Company's business, financial condition and results of operations.

     Geographic Concentration of Sales. A substantial portion of the Company's sales is concentrated in several states, including Texas, Florida, Georgia, California and North Carolina, which accounted for approximately $7,620,000, $2,470,000, $2,148,000, $1,650,000 and $1,608,000, respectively, of the
Company's net sales in 1997. If large numbers of schools or a district controlling a large number of schools in such states were to discontinue purchasing the Company's products, the Company's business, financial condition and results of operations would be materially adversely affected.

     Highly Competitive Industry. The K-12 educational technology and professional development markets in which the Company operates are very competitive. The Company competes primarily against more traditional methods of education, training and testing, including pencil and paper testing. In addition, the Company competes with other companies offering educational software products to schools. Existing competitors may continue to broaden their product lines, and potential competitors, including large hardware manufacturers, software developers and educational publishers, may enter or increase their focus on the school market, resulting in greater competition for the Company. There can be no assurance that the Company will continue to be able to market its products successfully or compete effectively in the educational products marketplace.

     Dependence on Key Personnel. The Company's success depends to a significant extent upon the continued active participation of certain key members of management, including Judith Paul and Terrance Paul, the Chairman and Vice Chairman of the Company, respectively. In addition to serving as Chairman of the Company, Ms. Paul is a spokesperson for the Company and coordinates the Company's public relations and customer communications policies. Mr. Paul is primarily responsible for the Company's long-term strategic planning and new product development strategy. Mr. Paul also coordinates the research activities conducted by the Institute. The Company does not have employment agreements with either of these persons and has no current intention of entering into any such employment agreements. Furthermore, the Company has key person life insurance on Mr. Paul. The loss of services of either of these persons would have a material adverse effect on the Company's business, financial condition and results of operations.

     Ability to Attract and Retain Qualified Personnel. The Company's future success will depend, in part, upon its continuing ability to retain the employees, including senior management personnel, who have assisted in the development and marketing of the Company's products and to attract and retain qualified additional employees trained in computer technology, marketing and finance to enhance the Company's product offerings and broaden its operations. There can be no assurance that the Company will continue to be able to attract and retain such personnel. The failure to attract or retain the necessary personnel would have a material adverse effect on the Company's business, financial condition and results of operations.

     Seasonality; Limited Backlog; Fluctuations in Quarterly Performance. The Company's business may experience a certain degree of seasonality due to the budget cycles of the Company's school customers. Further, because products are generally shipped as orders are received, the Company has historically operated with virtually no backlog. Thus, revenues in any quarter are substantially dependent on the quantity of product orders received in that quarter. Seasonal variations in demand may cause significant variations in the Company's results of operations. The Company's overall gross margins fluctuate based upon the mix of product sales and service sales. The Company realizes significantly higher margins on its product sales. Service revenues tend to be more seasonal than product revenues. Quarterly service revenues are typically highest in the third quarter. This results in the Company experiencing seasonal variations in margins. The Company's operating margins also fluctuate based upon a number of other factors including, but not limited to, the amount of product development expenditures, the timing of the capitalization of product development expenditures and the timing of certain marketing activities.

     Limited Protection of Intellectual Property and Proprietary Rights. The Company regards certain of its technologies as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws and employee non-disclosure agreements to establish and protect its proprietary rights. Although the Company has filed a patent application which covers the technology developed by IPS to automatically generate and format examinations that include math expressions, the Company does not currently possess any patents or other registered intellectual property rights with respect to its software. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent or deter misappropriation. In addition, while the Company does not believe that its products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such an assertion may be material, whether or not the assertion is validated. The software market has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. There can be no assurance that the Company's software products will not experience unauthorized reproduction, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Concentration of Share Ownership; Control by Principal Shareholders/Management. As of February 27, 1998, the principal shareholders of the Company, Judith Paul and Terrance Paul, who are also the Chairman and Vice Chairman of the Company, respectively, beneficially owned approximately 74.8% of the outstanding Common Stock. As a result, such principal shareholders have the ability to control the Company and direct its business and affairs.

     Share Price Volatility. Numerous factors, many of which are beyond the control of the Company, may cause the market price of the Common Stock to fluctuate significantly. These factors include announcements of technological innovations, customer orders of new products by the Company and its competitors, earnings releases by the Company and its competitors, market conditions in the industry and the general state of the securities markets. In addition, the timing of orders by the Company's customers may cause quarterly fluctuations of the Company's results of operations which may, in turn, affect the market price of the Common Stock.

     Shares Eligible for Future Sale. Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price for the Common Stock. Approximately 13,679,449 shares are held by "affiliates" of the Company and may be publicly sold only if registered under the Securities Act of 1933 or sold in accordance with an applicable exemption from registration, such as Rule 144. In addition, the Company has filed a registration statement under the Securities Act to register an aggregate of 1,500,000 shares of Common Stock reserved for issuance under the Company's 1997 Stock Incentive Plan, which will, when issued in accordance with such plan, be eligible for immediate sale in the public market, subject to the Rule 144 resale limitations for affiliates.

     No Payment of Cash Dividends. The Company does not anticipate paying any cash dividends in the foreseeable future.

     Possible Antitakeover Effects of Certain Articles and By-Law Provisions and Provisions of Wisconsin Law. The Company's Amended and Restated Articles of Incorporation and Amended and Restated By-Laws, along with Wisconsin statutory law, contain provisions that could discourage potential acquisition proposals and might delay or prevent a change in control of the Company. Such provisions could result in the Company being less attractive to a potential acquiror and could result in the shareholders receiving less for their Common Stock than otherwise might be available in the event of a takeover attempt.

ITEM 2. PROPERTIES

     The Company's headquarters are in Wisconsin Rapids, Wisconsin. The Company owns its headquarters, consisting of a 125,000 square foot building which was completed in December 1996. Approximately two-thirds of the headquarters building is currently occupied. The Company leases its former office facility in Wisconsin Rapids, Wisconsin under a two year lease which expires in June 1999 and which provides the tenant with an option to purchase the property.

     The Institute leases approximately 16,400 square feet of office space in Madison, Wisconsin under various operating leases, which leases expire at various dates through April 2000. The Company believes that additional office space in Madison will be required in the next twelve months. The Company is in the process of negotiating a joint venture agreement with an unaffiliated party to purchase and develop a 4.6 acre parcel of real estate in Madison, Wisconsin. The agreement would provide for the construction of an approximately 74,000 square foot building to be completed by December 1998. Once the building is constructed, the Institute would lease a portion of the building; the remainder of the building would be leased by an affiliate of the Company's joint venture partner.

     IPS leases 4,800 square feet of office space in Vancouver, Washington, which lease expires in January 2000. The Company believes this office space is adequate for IPS' current and expected operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted during the fourth quarter of fiscal 1997 to a vote of the security holders of the Company.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        NAME OF OFFICER                                       OFFICE
        ---------------                                       ------
Judith A. Paul.................    Ms. Paul is the co-founder of the Company and has been
  Age 51                           Chairman of the Board of Directors since 1986. Ms. Paul acts as the Company spokesperson and coordinates the Company's
                                   public relations and customer communication policies. Ms.
                                   Paul has co-written 101 Ways to Motivate Students to Read
                                   (1995) and is the author of The Family Reading Night Kit
                                   (1996) and The Literacy Partnership Kit (1997). Ms. Paul
                                   holds a bachelors degree in elementary education from the
                                   University of Illinois.
Terrance D. Paul...............    Mr. Paul is the co-founder of the Company and has been Vice
  Age 51                           Chairman of the Board of Directors since July 1996. Mr. Paul is primarily responsible for the Company's long-term
                                   strategic planning and new product development strategy. Mr.
                                   Paul also coordinates the research activities conducted by the Institute. From November 1995 until July 1996, Mr. Paul served as the Company's Chief Executive Officer. From
                                   January 1992 until August 1993 and again from September 1994 until November 1995, Mr. Paul served as President of the
                                   Company. For the 12 years prior to 1992, Mr. Paul was
                                   President of Best Power Technology, a manufacturer of
                                   uninterruptible power supplies. Mr. Paul is the author of
                                   several publications, including How to Create World-Champion
                                   Readers (1993), Patterns of Reading Practice (1996) and The
                                   New Technology of Learning Information Systems (1997). He is
                                   also the general editor of Fundamentals of Reading
                                   Renaissance (1994-1996), the textbook used in seminars on
                                   reading improvement by the Institute. Mr. Paul holds a law degree from the University of Illinois and an MBA from
                                   Bradley University. Terrance Paul is Judith Paul's husband.
Michael H. Baum................    Mr. Baum has been Chief Executive Officer of the Company
  Age 50                           since July 1996 and a Director since September 1994. Mr.
                                   Baum served as President of the Company between November
                                   1995 and June 1996. From September 1994 until November 1995,
                                   Mr. Baum served as the Managing Director of the Institute
                                   and from June 1994 until September 1994, he served as the
                                   Director of Educational Consulting for the Institute. From
                                   1984 until June 1994, Mr. Baum held a variety of positions with Francorp, Inc., an international management consulting firm based in Chicago, his last position being that of
                                   Executive Vice President, which he held from September 1991 until June 1994. Mr. Baum holds a bachelors degree and a
                                   masters degree in teaching from Yale University and an MBA from Northwestern University.

        NAME OF OFFICER                                       OFFICE
        ---------------                                       ------
John R. Hickey.................    Mr. Hickey has been President of the Company since July 1996
  Age 42                           and a Director of the Company since October 1996. From
                                   January 1996 until June 1996, Mr. Hickey served as Executive
                                   Vice President of R.F. Technologies, Inc., a manufacturer of protection devices, and from September 1995 until December
                                   1995, he served as Executive Vice President of Liebert
                                   Corporation (a subsidiary of Emerson Electric), a
                                   manufacturer of uninterruptible power supplies. From January
                                   1989 until June 1995, Mr. Hickey held various senior
                                   management positions with Best Power Technology, including
                                   Executive Vice President of Operations, Senior Vice
                                   President of Sales and Marketing and Vice
                                   President-International. In addition, Mr. Hickey spent
                                   approximately ten years with Briggs and Stratton, a
                                   manufacturer of air-cooled gasoline engines for outdoor
                                   power equipment, headquartered in Milwaukee, Wisconsin.
                                   While at Briggs and Stratton, Mr. Hickey served in various management positions, eventually rising to the position of the Director of International Sales and Finance
                                   Administration, a position he held from October 1985 until
                                   January 1989. Mr. Hickey holds a bachelors degree in
                                   international business from the University of Wisconsin.
Timothy Sherlock...............    Mr. Sherlock has been Vice President, Chief Financial
  Age 45                           Officer and Secretary of the Company since January 1998.
                                   From February 1996 until January 1998, Mr. Sherlock served as the Company's Corporate Controller. From May 1995 until
                                   February 1996, Mr. Sherlock served as the Corporate
                                   Controller of Decisionmark Corporation, an Iowa-based
                                   information software development firm. From May 1987 until
                                   April 1995, Mr. Sherlock served as Finance Manager for the software division of super computer maker Cray Research,
                                   Inc. Mr. Sherlock holds a bachelors degree in business
                                   administration from the University of St. Thomas, and is a
                                   Certified Public Accountant.

     The term of office of each executive officer is from one annual meeting of the Board of Directors until the next annual meeting of the Board of Directors or until a successor for each is selected.

     There are no arrangements or understandings between any of the executive officers of the Company and any other person (not an officer or director of the Company acting as such) pursuant to which any of the executive officers were selected as an officer of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Stock is traded under the symbol "ALSI" on the Nasdaq National Market, and quotations are supplied by the National Association of Securities Dealers, Inc. The table below sets forth the reported high and low closing sale prices for shares of the Company's Common Stock on the Nasdaq National Market during the indicated quarters. The prices set forth below reflect prices between dealers of the Company's Common Stock without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                               HIGH      LOW
                                                               ----      ---
Fiscal year ended December 31, 1997
  Third Quarter (September 25 to September 30)..............  $25.25   $22.125
  Fourth Quarter............................................   28.25     20.00

     Information on the price range for shares of the Company's Common Stock for the first half of 1997 and all of 1996 is omitted since the Common Stock did not become publicly traded until September 25, 1997.

HOLDERS

     As of February 27, 1998, there were approximately 78 record holders of the Common Stock.

HISTORICAL DIVIDENDS

     For the years ended December 31, 1997 and 1996, the Company declared S corporation distributions to its shareholders of $18.1 million and $3.5 million, respectively. The Company's status as an S corporation for federal tax purposes was terminated in connection with completion of the Company's initial public offering in September 1997. The Company intends to retain all of its future earnings to fund growth and the operation of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     During the year ended December 31, 1997, in addition to any unregistered sales of the Company's equity securities reported by the Company on Form 10-Q, the Company sold the following equity securities in a transaction that was not registered under the Securities Act of 1933:

     On January 2, 1997, ALS issued an aggregate of 480 shares of Class A common stock and 1,920 shares of Class B common stock (representing 319,948 shares of Common Stock after (i) the filing of the Company's Amended and Restated Articles of Incorporation which reclassified the Class A and Class B common stock as Common Stock, and (ii) completion of a 133.31 for 1 stock split in the form of two separate stock dividends) to Judith and Terrance Paul in exchange for their shares of IPS and the Institute pursuant to a reorganization which resulted in IPS and the Institute becoming wholly-owned subsidiaries of the Company. The shares of Class A and Class B common stock were issued without registration under the Securities Act in reliance on Section 3(a)(9) and Section 4(2) thereunder.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     The Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on September 24, 1997 (File No. 333-22519), and the initial public offering of the Common Stock began on September 25, 1997. All of the 2.8 million shares offered by the Company, in addition to the 420,000 shares subject to an over-allotment option, were sold on September 30, 1997 and October 2, 1997, respectively.

     The net proceeds to the Company from the initial public offering, after deducting underwriting discounts of $3,606,400 and other expenses of approximately $941,000, were approximately $46,972,000. From September 24, 1997 through December 31, 1997, the Company used the net proceeds as follows:

     (1) Approximately $1.6 million was used to pay compensation expenses related to the termination of the Company's phantom stock plan.

     (2) Approximately $7.2 million was used to pay the entire principal and accrued interest on the mortgage note and an unsecured note, both of which related to the construction of the Company's new headquarters facility in Wisconsin Rapids, Wisconsin.

     (3) Approximately $5.1 million was used to pay the entire principal and accrued interest on notes from the Company's principal shareholders related to the 1996 acquisition of IPS.

     (4) Approximately $10 million was used to pay distributions of S corporation retained profits to S corporation shareholders.

ITEM 6. SELECTED FINANCIAL DATA

          SELECTED HISTORICAL CONSOLIDATED AND COMBINED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                    1997      1996      1995      1994     1993
                                                    ----      ----      ----      ----     ----
INCOME STATEMENT DATA:
Net sales:
  Products.......................................  $29,060   $18,930   $11,602   $8,088   $5,288
  Services.......................................    6,964     3,451     1,003      163       --
                                                   -------   -------   -------   ------   ------
       Total net sales...........................   36,024    22,381    12,605    8,251    5,288
Cost of sales:
  Products.......................................    3,438     2,329     1,468      937      570
  Services.......................................    3,013     1,898       595      166       --
                                                   -------   -------   -------   ------   ------
          Total cost of sales....................    6,451     4,227     2,063    1,103      570
                                                   -------   -------   -------   ------   ------
          Gross profit...........................   29,573    18,154    10,542    7,148    4,718
Operating expenses:
  Product development............................    3,427     1,555       802      358      465
  Selling and marketing..........................    9,682     6,639     4,201    2,551    1,595
  General and administrative.....................    5,750     3,547     2,090    1,240      611
  Purchased research and development.............       --     3,400        --       --       --
  Phantom stock plan termination.................    1,617        --        --       --       --
                                                   -------   -------   -------   ------   ------
          Total operating expenses...............   20,476    15,141     7,093    4,149    2,671
Operating income.................................    9,097     3,013     3,449    2,999    2,047
Other income (expense), net......................      (71)     (155)       13       23       23
                                                   -------   -------   -------   ------   ------
Income before taxes..............................    9,026     2,858     3,462    3,022    2,070
Income tax benefit (provision)...................      673     1,602        --       --       --
                                                   -------   -------   -------   ------   ------
Net income.......................................  $ 9,699   $ 4,460   $ 3,462   $3,022   $2,070
                                                   =======   =======   =======   ======   ======
Basic and diluted earnings per share.............    $0.67     $0.33     $0.26    $0.22    $0.15
                                                   =======   =======   =======   ======   ======
BALANCE SHEET DATA:
Working capital..................................  $28,674   $   566   $ 1,105   $2,213   $2,098
Total assets.....................................   50,883    19,855     4,761    4,070    3,063
Notes payable and long-term debt, including
  current portion................................       --    10,450        --       --       --
Shareholders' equity.............................   42,835     3,773     2,613    3,065    2,782

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The Company is a leading provider of learning information systems to kindergarten through senior high ("K-12") schools in the United States and Canada. The Company's learning information systems consist of computer software and related training designed to improve student academic performance by increasing quality, quantity and timeliness of performance data available to educators and by facilitating increased student practice of essential skills. The Company's flagship product, the Accelerated Reader, is software for motivating and monitoring increased literature-based reading practice. The Company's learning information system products also include the Standardized Test for Assessment of Reading (S.T.A.R.), a computer-adaptive reading test and database, and the Reading Renaissance program, through which the Company provides professional development training for educators.

     The Company's sales are derived primarily from the sale of software products, software support agreements and training seminars and programs. The Company recognizes revenue from sales of its off-the-shelf software products at the time of shipment to customers. Because software products are generally shipped as orders are received, the Company has historically operated with virtually no backlog. The Company also develops custom software products through its subsidiary, IPS. The Company recognizes revenue from the sale of custom software on the percentage of completion method. The Company records the estimated cost of returns at the time of sale. Service revenue includes both revenue relating to the Reading Renaissance professional development training and revenue from software support agreements for ongoing customer support and product upgrades. The Company recognizes revenue from sales of its training seminars and programs primarily at the time the seminar or training program is conducted. Revenue from software support agreements is reflected as deferred revenue and is amortized ratably over the 24 month term of the maintenance period. The Company's deferred revenue represents payments received from customers for services still to be rendered.

     Cost of sales consists of expenses associated with sales of software products and training seminars and programs. These costs include (i) personnel-related costs, (ii) costs associated with the manufacture and assembly of the Company's products, (iii) amortization of capitalized software development costs and (iv) an allocation of facilities costs. The Company recognizes significantly higher gross margins on its product sales than on its service sales. As a result, as service sales have increased significantly over the last several years as a percentage of total sales, the Company's total gross margin has generally declined. In 1997, however, total gross profit margin increased slightly due to a substantial decrease in costs associated with training sessions. Management expects that the general trend of lower total gross profit margins will continue as service sales increase as a percentage of total sales.

     The Company expenses all product development costs associated with a product until technological feasibility is established, after which time such costs are capitalized until the product is available for general release to customers. Capitalized product development costs are amortized into cost of sales generally using the straight-line method over two years.

     In August 1996, an affiliate of the Company acquired substantially all of the assets of IPS for $5.0 million plus the assumption of certain liabilities and the obligation to make certain contingent payments, which obligation was satisfied in connection with the Company's initial public offering of common stock in September 1997 (the "Offering"). Effective January 2, 1997, all of the outstanding capital stock of IPS was contributed to the Company in return for shares of capital stock of ALS. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of IPS are included in the combined results of operations of the Company effective as of August 1, 1996. As part of the acquisition, $3.4 million of the purchase price was allocated to purchased research and development which was expensed in August 1996. See Notes 3 and 5 of Notes to the Company's Financial Statements.

                             RESULTS OF OPERATIONS

     The following table sets forth certain consolidated and combined income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                             1997     1996     1995
                                                             ----     ----     ----
Net sales:
  Products...............................................     80.7%    84.6%    92.0%
  Services...............................................     19.3     15.4      8.0
                                                             -----    -----    -----
       Total net sales...................................    100.0%   100.0%   100.0%
                                                             =====    =====    =====
Cost of sales:
  Products...............................................     11.8%    12.3%    12.6%
  Services...............................................     43.3     55.0     59.3
       Total cost of sales...............................     17.9     18.9     16.4
Gross profit:
  Products...............................................     88.2     87.7     87.4
  Services...............................................     56.7     45.0     40.7
       Total gross profit................................     82.1     81.1     83.6
Operating expenses:
  Product development....................................      9.5      6.9      6.4
  Selling and marketing..................................     26.9     29.7     33.3
  General and administrative.............................     16.0     15.8     16.5
  Purchased research and development.....................       --     15.2       --
  Phantom stock plan termination.........................      4.5       --       --
                                                             -----    -----    -----
Operating income.........................................     25.2     13.5     27.4
Other income (expense), net..............................     (0.2)    (0.7)     0.1
                                                             -----    -----    -----
Income before taxes......................................     25.0     12.8     27.5
Income tax benefit (provision)...........................      1.9      7.1       --
                                                             -----    -----    -----
Net income...............................................     26.9%    19.9%    27.5%
                                                             =====    =====    =====

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net Sales. The Company's net sales increased by $13.6 million, or 61.0%, to $36.0 million in 1997 from $22.4 million in 1996. Product sales increased by $10.2 million, or 53.5%, to $29.1 million in 1997 from $18.9 million in 1996. The increase in product sales is primarily attributable to (i) revenues from STAR for which shipments and recognition of revenue began in September 1996,
(ii) increased sales of Accelerated Reader title disks to a larger base of Accelerated Reader schools, including the introduction of approximately 3,500 new book titles on Accelerated Reader title disks since December 31, 1996, (iii) the sale of the Accelerated Reader to approximately 7,100 new customer schools, and (iv) inclusion of IPS sales commencing August 1, 1996. Sales of Accelerated Reader software and supplemental Accelerated Reader title disks accounted for approximately 51.5% and 69.4% of net sales in 1997 and 1996, respectively.

     Service revenue, which consists of revenue from sales of training seminars and programs and software support agreements, increased by $3.5 million, or 101.8%, to $7.0 million in 1997 from $3.5 million in 1996. This increase is primarily attributable to an increased number of Reading Renaissance training sessions, and, to a lesser extent, additional revenue from software support agreements principally associated with increased new product sales.

     Cost of Sales. The cost of sales of products increased by $1.1 million, or 47.6%, to $3.4 million in 1997 from $2.3 million in 1996. As a percentage of product sales, the cost of sales of products declined somewhat to

11.8% in 1997 compared to 12.3% in 1996. The cost of sales of services increased by $1.1 million, or 58.7%, to $3.0 million in 1997 from $1.9 million in 1996. As a percentage of sales of services, the cost of sales of services declined to 43.3% in 1997 compared to 55.0% in 1996, primarily as a result of decreased costs of delivering training sessions. The Company's overall gross profit margin improved 1.0% to 82.1% in 1997 from 81.1% in 1996 due primarily to improved gross profit margins on services.

     Product Development. Product development expenses increased by $1.8 million, or 120.3%, to $3.4 million in 1997 from $1.6 million in 1996. These expenses increased primarily due to: (i) increased development staff and consulting costs associated with new products, and (ii) the inclusion of IPS's product development commencing August 1, 1996. As a percentage of net sales, product development costs increased to 9.5% in 1997 from 6.9% in 1996. The Company anticipates that the total dollar amount of product development costs will increase as the Company extends its product offerings into other areas of the K-12 curriculum.

     Selling and Marketing. Selling and marketing expenses increased by $3.1 million, or 45.8%, to $9.7 million in 1997 from $6.6 million in 1996. These expenses increased due to an increase in marketing personnel, participation in more trade shows, the publication of additional catalogs, mailings to an increased customer and prospect base and increased advertising in publications. However, as a percentage of net sales, selling and marketing expenses decreased to 26.9% in 1997 from 29.7% in 1996. This decrease is primarily due to economies of scale associated with significantly increased product sales and service sales. Management anticipates incurring increased selling and marketing expenses during the second half of 1998 due primarily to the expected introduction of new products.

     General and Administrative. General and administrative expenses increased by $2.2 million, or 62.1%, to $5.7 million in 1997 from $3.5 million in 1996. The higher expenses for 1997 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits, and increased costs associated with the Company's new headquarters building. As a percentage of net sales, general and administrative costs increased somewhat to 16.0% in 1997 from 15.8% in 1996. The Company anticipates that general and administrative expenses will generally decline as a percentage of sales in future periods, excluding the effects of non-recurring charges.

     Purchased Research and Development. In connection with the acquisition of IPS, $3.4 million of the purchase price was allocated to purchased research and development which was expensed in August 1996.

     Phantom Stock Plan Termination. The Company's phantom stock plan terminated on September 30, 1997 in connection with the closing of the Offering on that date. The one-time charge of $1.6 million associated with the plan termination was expensed in September 1997.

     Operating Income. Operating income increased by $6.1 million, or 201.9%, to $9.1 million in 1997 from $3.0 million in 1996. As a percentage of net sales, operating income increased to 25.2% in 1997 from 13.5% in 1996. Excluding the effects of the purchased research and development expense, and phantom stock plan termination expense, operating income would have increased by $4.3 million, or 67.2%, to $10.7 million in 1997 from $6.4 million in 1996, or 29.7% of net sales compared to 28.7% of net sales in 1996.

     Interest Income. Interest income increased $448,000 to $483,000 in 1997 from $35,000 in 1996 due to increased levels of funds available for investment primarily from the Offering proceeds and to a lesser extent cash flow generated by operations.

     Interest Expense. Interest expense increased $439,000 to $645,000 in 1997 from $206,000 in 1996 primarily as a result of interest expense incurred in connection with loans to finance the acquisition of IPS and the construction of the Company's new corporate headquarters building in Wisconsin Rapids.

     Income Tax Benefit. A tax benefit of $3.5 million was recorded in September 1997 in connection with the Company's change in tax status from S corporation status to C corporation status on September 29, 1997. In August 1996, a deferred tax asset and corresponding benefit of $1.6 million was recorded in connection with the operations of IPS which was a C corporation at the time. This benefit was reversed in January 1997 when IPS elected S corporation status. The Company became subject to corporate level income taxes effective with the closing of the Offering and consequently provided for current and deferred income taxes from September 30, 1997 to December 31, 1997. The Company expects that the effective rate of tax on its income will be 39.5% to 40.5% during 1998. See Note 7 of Notes to the Company's Financial Statements.

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

     Net Sales. The Company's net sales increased by $9.8 million, or 77.6%, to $22.4 million in 1996 from $12.6 million in 1995. Product sales increased by $7.3 million, or 63.2%, to $18.9 million in 1996 from $11.6 million in 1995. The increase in product sales is primarily attributable to (i) the sale of the Accelerated Reader to approximately 6,500 new customer schools, (ii) increased sales of Accelerated Reader title disks to Accelerated Reader schools, including the introduction of Accelerated Reader title disks covering approximately 2,500 new book titles, and (iii) the introduction of STAR, which was announced in April 1996 and which the Company began shipping in September 1996. Sales of Accelerated Reader software and supplemental Accelerated Reader title disks accounted for approximately 69.4% and 89.8% of net sales in 1996 and 1995, respectively. Sales of the Company's products through one book distributor contributed significantly to product sales growth in 1996. Sales through this book distributor, as a percentage of net sales, increased to 15.2% in 1996 from 12.5% in 1995. The Company believes this growth represented the maturation of this book distributor's field sales efforts. The Company does not anticipate that sales to schools through this book distributor will significantly increase as a percentage of net sales.

     Service revenue increased by $2.5 million, or 244.0%, to $3.5 million in 1996 from $1.0 million in 1995. This increase is primarily attributable to an increased number of Reading Renaissance training sessions, and, to a lesser extent, additional revenue from software support agreements principally associated with increased new product sales.

     Cost of Sales. The cost of sales of products increased by $862,000, or 58.7%, to $2.3 million in 1996 from $1.5 million in 1995. As a percentage of product sales, the cost of sales of products remained relatively constant at 12.3% in 1996 compared to 12.6% in 1995. The cost of sales of services increased by $1.3 million, or 219.0%, to $1.9 million in 1996 from $595,000 in 1995. As a percentage of sales of services, however, the cost of sales of services decreased to 55.0% in 1996 from 59.3% in 1995, primarily as a result of greater efficiencies in conducting seminars. The Company's overall gross profit margin declined to 81.1% in 1996 from 83.6% in 1995 due primarily to increased sales of services, particularly sales of Reading Renaissance training sessions, which have a lower gross margin than the Company's products.

     Product Development. Product development expenses increased by $753,000, or 93.9%, to $1.6 million in 1996 from $802,000 in 1995. These expenses increased primarily due to the increased development staff and consulting costs associated with new products. As a percentage of net sales, product development costs increased to 6.9% in 1996 from 6.4% in 1995. The Company anticipates that product development costs will increase significantly as the Company expands its product offerings into other areas of the K-12 curriculum.

     Selling and Marketing. Selling and marketing expenses increased by $2.4 million, or 58.0%, to $6.6 million in 1996 from $4.2 million in 1995. These expenses increased due to an increase in the number of marketing personnel, participation in more trade shows, the publication of additional catalogs and the introduction of the "Model Classroom" program. However, as a percentage of net sales, selling and marketing expenses decreased to 29.7% in 1996 from 33.3% in 1995. This decrease is due primarily to economies of scale associated with significantly increased product sales.

     General and Administrative. General and administrative expenses increased by $1.4 million, or 69.6%, to $3.5 million in 1996 from $2.1 million in 1995. The higher expenses from 1996 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits, and the write-down of the net book value of the Company's former headquarters. As a percentage of net sales, however, general and administrative expenses decreased to 15.8% in 1996 from 16.5% in 1995. This decline is primarily due to economies of scale associated with significantly increased product sales.

     Purchased Research and Development. In connection with the acquisition of IPS, $3.4 million of the purchase price was allocated to purchased research and development which was expensed in August 1996.

     Operating Income. Operating income decreased by $436,000, or 12.6%, to $3.0 million in 1996 from $3.4 million in 1995, primarily due to the $3.4 million of purchased research and development expense resulting from the acquisition of IPS. As a percentage of net sales, operating income decreased to 13.5% in 1996 from 27.4% in 1995. Excluding the purchased research and development expense, operating income would have increased by $3.0 million, or 86.0%, to $6.4 million in 1996, or 28.7% of net sales compared to 27.4% of net sales in 1995.

     Interest Expense. In 1996, interest expense of $206,000 was incurred primarily in connection with loans to finance the acquisition of IPS.

     Income Tax Benefit. A tax benefit of $1.6 million was recorded in 1996 relating primarily to the expensing of $3.4 million of purchased research and development. See Note 7 of Notes to the Company's Financial Statements.

YEAR 2000

     Substantially all of the Company's products are Year 2000 compliant and, therefore, the Company does not expect Year 2000 issues to have a material financial impact on the Company.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company's cash and cash equivalents increased to $22.3 million from the December 31, 1996 total of $1.8 million. The Company's operating activities provided net cash of approximately $10.4 million and $9.2 million in 1997 and 1996, respectively. The increase is due primarily to increased operating income offset by relatively modest increased working capital demands. Cash flows used by investing activities were $8.8 million in 1997 compared with $14.9 million in 1996. The decrease is due to the purchase of IPS and the Company's new corporate headquarters building in 1996 offset by an increase in short term investments in 1997. Cash flows provided by financing activities were $19.0 million in 1997 compared with $7.2 million in 1996. The increase is due primarily to proceeds from the Offering offset by lower borrowings of long-term obligations in 1997 and higher distributions to shareholders in 1997.

     On September 30, 1997, the Company completed the Offering of 2,800,000 shares of Common Stock. As a result of this Offering, the Company received net cash proceeds of $41,664,000 on the September 30, 1997 closing date. In addition, the Company incurred approximately $941,000 in costs associated with the Offering. This resulted in a net increase to shareholders' equity of $40,723,000.

     Subsequently, on October 2, 1997, an additional 420,000 shares of the Company's Common Stock were sold pursuant to the exercise of an over-allotment option granted in connection with the Offering. The Company received additional net proceeds of $6,249,600 in connection with the exercise of this over-allotment option.

     The Company has thus far used the proceeds from the Offering as follows:

          (i) Approximately $1.6 million was used to pay compensation expenses related to the termination of the Company's phantom stock plan.

          (ii) Approximately $7.2 million was used to pay the entire principal and accrued interest on the mortgage note and an unsecured note, both related to the construction of the Company's new headquarters facility in Wisconsin Rapids, Wisconsin.

          (iii) Approximately $5.1 million was used to pay the entire principal and accrued interest on notes from the Company's principal shareholders related to the 1996 acquisition of IPS.

          (iv) Approximately $10 million was used to pay distributions of S corporation retained profits to S corporation shareholders.

     The Company has broad discretion with respect to the use of the remaining proceeds.

     In December 1997, the Company obtained a $7.5 million unsecured revolving line of credit with a bank which matures on December 31, 1998. The line of credit bears interest at either a floating rate based on the prime rate established by the bank less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. As of December 31, 1997, the line of credit had not been used.

     The Company is in the process of negotiating with an unaffiliated party to jointly develop an office facility in the Madison, Wisconsin area. This facility would be used for the Company's Madison operations and the other party would also utilize part of the facility. The estimated total cost of the project is $6.5 million. The allocation of costs between the parties and the amount and source of financing for such development has not been finalized at this time. The Company believes that its existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements for the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES:

     We have audited the accompanying consolidated and combined balance sheets of Advantage Learning Systems, Inc. (a Wisconsin corporation) and subsidiaries, referred to as the "Companies" (see Note 1), as of December 31, 1997 and 1996, and the related consolidated and combined statements of income, equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Advantage Learning Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

                                          ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
February 6, 1998

FINANCIAL STATEMENTS

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED AND COMBINED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $22,319,975    $ 1,755,866
  Short-term investments....................................    6,864,734             --
  Accounts receivable, less allowance of $638,000 in 1997
     and $161,000 in 1996...................................    3,316,523      2,523,388
  Inventories...............................................      345,451        543,902
  Prepaid expenses..........................................      745,923        265,026
  Deferred tax asset........................................    1,831,000             --
                                                              -----------    -----------
          Total current assets..............................   35,423,606      5,088,182
                                                              -----------    -----------
Property, plant and equipment, net..........................   11,315,305     10,577,709
Building held for sale......................................      727,470        747,392
Deferred tax asset..........................................    1,661,000      1,601,708
Intangibles, net............................................    1,598,842      1,445,798
Capitalized software, net...................................      156,972        393,956
                                                              -----------    -----------
          Total assets......................................  $50,883,195    $19,854,745
                                                              ===========    ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   982,095    $   332,689
  Deferred revenue..........................................    2,854,318      1,442,356
  Payroll and employee benefits.............................      657,223        577,613
  Retainage and amounts due under construction contract.....       16,525      1,151,157
  Other current liabilities.................................    1,684,078        668,421
  Due to former owner of IPS................................           --        350,000
  Distribution payable to shareholders......................      555,000             --
                                                              -----------    -----------
          Total current liabilities.........................    6,749,239      4,522,236
                                                              -----------    -----------
  Long-term debt............................................           --      5,750,000
  Notes payable to shareholders.............................           --      4,700,000
  Deferred revenue..........................................    1,299,056      1,109,519
                                                              -----------    -----------
          Total liabilities.................................    8,048,295     16,081,755
                                                              -----------    -----------
  Shareholders' equity:
     Common stock, $.01 par;
       shares authorized: 50,000,000
       issued and outstanding: 16,902,383 - 1997
                                13,651,133 - 1996...........      169,024        136,511
     Additional paid in capital.............................   40,756,611        216,927
     Retained earnings......................................    1,909,265      3,419,552
                                                              -----------    -----------
       Total shareholders' equity...........................   42,834,900      3,772,990
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $50,883,195    $19,854,745
                                                              ===========    ===========

The accompanying notes to the financial statements are an integral part of these balance sheets.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                     TWELVE MONTHS
                                                        ---------------------------------------
                                                           1997          1996          1995
                                                           ----          ----          ----
Net sales:
  Products............................................  $29,059,537   $18,930,334   $11,601,971
  Services............................................    6,964,124     3,450,758     1,003,417
                                                        -----------   -----------   -----------
       Total net sales................................   36,023,661    22,381,092    12,605,388
Cost of sales:
  Products............................................    3,438,325     2,329,171     1,467,559
  Services............................................    3,012,734     1,898,175       595,362
                                                        -----------   -----------   -----------
       Total cost of sales............................    6,451,059     4,227,346     2,062,921
                                                        -----------   -----------   -----------
       Gross profit...................................   29,572,602    18,153,746    10,542,467
Operating expenses:
  Product development.................................    3,427,276     1,555,411       802,331
  Selling and marketing...............................    9,681,967     6,638,822     4,200,701
  General and administrative..........................    5,749,674     3,546,144     2,090,560
  Purchased research and development..................           --     3,400,000            --
  Phantom stock plan termination......................    1,617,106            --            --
                                                        -----------   -----------   -----------
       Total operating expenses.......................   20,476,023    15,140,377     7,093,592
                                                        -----------   -----------   -----------
       Operating income...............................    9,096,579     3,013,369     3,448,875
Other income (expense):
  Interest income.....................................      483,222        34,752        17,068
  Interest expense....................................     (645,302)     (205,755)           --
  Other, net..........................................       91,627        15,898        (3,728)
                                                        -----------   -----------   -----------
Income before taxes...................................    9,026,126     2,858,264     3,462,215
                                                        -----------   -----------   -----------
Income tax benefit....................................      672,540     1,601,708            --
                                                        -----------   -----------   -----------
Net income............................................  $ 9,698,666   $ 4,459,972   $ 3,462,215
                                                        ===========   ===========   ===========
Basic and diluted earnings per share..................  $      0.67   $      0.33   $      0.26
                                                        ===========   ===========   ===========

The accompanying notes to the financial statements are an integral part of these statements.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED AND COMBINED EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                              PREFERRED
                                     COMMON STOCK(1)          STOCK(2)        ADDITIONAL
                                  ---------------------   -----------------     PAID IN       RETAINED        TOTAL
                                    SHARES      AMOUNT    SHARES    AMOUNT      CAPITAL       EARNINGS        EQUITY
                                    ------      ------    ------    ------    ----------      --------        ------
Balance, December 31, 1994......          --   $     --        --   $    --   $        --   $         --   $  3,065,133
  Net income....................          --         --        --        --            --             --      3,462,215
  Distributions to
    shareholders................          --         --        --        --            --             --     (3,914,330)
                                  ----------   --------   -------   -------   -----------   ------------   ------------
Balance, December 31, 1995......          --         --        --        --            --             --      2,613,018
  Net income....................          --         --        --        --            --             --      4,459,972
  Distributions to
    shareholders................          --         --        --        --            --             --     (3,500,000)
  Contribution from
    shareholders................          --         --        --        --            --             --        200,000
                                  ----------   --------   -------   -------   -----------   ------------   ------------
Balance, December 31, 1996......          --         --        --        --            --             --      3,772,990
  Net income....................          --         --        --        --            --      9,698,666      9,698,666
  Recapitalization..............  13,651,133    136,511        --        --    (6,683,120)    10,319,599             --
  Distributions to
    shareholders................          --         --        --        --            --    (18,109,000)   (18,109,000)
  Public offering...............   3,220,000     32,200        --        --    46,940,044             --     46,972,244
  Settlement of IPS
    Purchase(3).................      31,250        313        --        --       499,687             --        500,000
                                  ----------   --------   -------   -------   -----------   ------------   ------------
Balance, December 31, 1997......  16,902,383   $169,024        --   $    --   $40,756,611   $  1,909,265   $ 42,834,900
                                  ==========   ========   =======   =======   ===========   ============   ============

-------------------------
(1) Common Stock, $0.01 par value, 50,000,000 shares authorized.

(2) Preferred Stock, $0.01 par value, 5,000,000 shares authorized.

(3) See Note 3 of Notes to Financial Statements.

The accompanying notes to the financial statements are an integral part of these statements.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                       TWELVE MONTHS
                                                        -------------------------------------------
                                                            1997            1996           1995
                                                            ----            ----           ----
Reconciliation of net income to net cash provided by
  operating activities:
  Net income........................................    $  9,698,666    $  4,459,972    $ 3,462,215
  Noncash (income) expenses included in net income
     --
     Depreciation and amortization..................       1,477,936         711,135        325,817
     (Gain) loss on disposal of assets..............             600            (239)        24,925
     Loss on building held for sale.................              --         200,000             --
     Purchased research and development.............              --       3,400,000             --
     Deferred income taxes..........................      (1,890,292)     (1,601,708)            --
  Change in assets and liabilities --
     Accounts receivable............................        (793,135)       (755,765)      (476,453)
     Inventory......................................         198,451        (311,054)      (161,052)
     Prepaid expenses...............................        (480,897)         60,486       (204,779)
     Accounts payable and other current
       liabilities..................................       1,744,673         858,332        352,780
     Retainage and amounts due under construction
       contract.....................................      (1,134,632)      1,151,157             --
     Deferred revenue...............................       1,601,499       1,030,783        790,517
                                                        ------------    ------------    -----------
       Net cash provided by operating activities....      10,422,869       9,203,099      4,113,970
                                                        ------------    ------------    -----------
Cash flows from investing activities:
  Purchase of property, plant and equipment.........      (1,693,306)     (9,897,551)    (1,224,844)
  Short-term investments............................      (6,864,734)             --             --
  Capitalized software development costs............          (3,787)       (365,444)      (117,432)
  Purchase of IPS...................................        (265,177)     (4,610,000)            --
                                                        ------------    ------------    -----------
       Net cash used in investing activities........      (8,827,004)    (14,872,995)    (1,342,276)
                                                        ------------    ------------    -----------
Cash flows from financing activities:
  Proceeds from issuance of stock...................      46,972,244         200,000             --
  Proceeds from long-term debt and notes payable to
     shareholders...................................              --      10,600,000             --
  Payments on debt..................................     (10,450,000)       (150,000)            --
  Distributions to shareholders.....................     (17,554,000)     (3,500,000)    (3,914,330)
                                                        ------------    ------------    -----------
       Net cash provided by (used in) financing
          activities................................      18,968,244       7,150,000     (3,914,330)
                                                        ------------    ------------    -----------
Net increase (decrease) in cash.....................      20,564,109       1,480,104     (1,142,636)
Cash and cash equivalents, beginning of period......       1,755,866         275,762      1,418,398
                                                        ------------    ------------    -----------
Cash and cash equivalents, end of period............    $ 22,319,975    $  1,755,866    $   275,672
                                                        ============    ============    ===========

The accompanying notes to the financial statements are an integral part of these statements.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(1) CONSOLIDATION

     The consolidated and combined financial statements include the financial results of Advantage Learning Systems, Inc. ("ALS"), the Institute for Academic Excellence, Inc. ("Institute") and, since its date of acquisition (see Note 3), IPS Publishing, Inc. ("IPS"), collectively the "Companies." The Companies are all under common ownership. The Companies conduct their business within one industry segment. Combined equity represents the combination of the common stock, paid-in capital and retained earnings of each of the Companies. Effective January 2, 1997, the Institute and IPS became wholly-owned subsidiaries of ALS. As a result, subsequent periods are presented on a consolidated basis. All significant intercompany transactions have been eliminated in the consolidated and combined financial statements.

(2) NATURE OF OPERATIONS

     ALS is a provider of learning information systems to K-12 schools in the United States and Canada. ALS's flagship product is the Accelerated Reader, a learning information system for motivating and monitoring increased literature-based reading practice. ALS has also developed STAR, a computer-adaptive reading test and database which provides reading scores correlated to national norms in ten minutes or less at the computer.

     The Institute develops and conducts the Reading Renaissance program, which provides educators with professional development training to most effectively use the Accelerated Reader, STAR and the learning information they generate.

     IPS provides algorithm-based software for assessment and skills practice in math and science, including MathCheck and Objective Tracker.

(3) ACQUISITION

     Effective August 1, 1996, IPS Acquisition, Inc. ("Acquisition") acquired substantially all of the assets of IPS. Acquisition was formed by the shareholders of ALS for the sole purpose of acquiring certain assets of IPS. Acquisition was capitalized with $200,000 of equity and $4.7 million of loans from shareholders. Subsequent to the transaction, Acquisition changed its name to IPS Publishing, Inc.

     The acquisition was accounted for under the purchase method of accounting. The net purchase price was comprised of $4,610,000 cash paid at closing, $265,177 cash paid in 1997 and $500,000 of ALS Common Stock given at the closing date of the initial public offering of the Company's Common Stock in 1997 (the "Offering") (see Note 5). The net purchase price was allocated based on fair values as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Current assets..............................................      $  101
Plant and equipment.........................................          26
Intangibles.................................................       5,363
Current liabilities.........................................        (115)
                                                                  ------
  Purchase price............................................      $5,375
                                                                  ======

     The purchase price included the acquisition of certain in-process research and development included in intangibles above, which resulted in a charge to income of $3,400,000 for the year ended December 31, 1996. The amount allocated to the in-process research and development was determined by appraisal. The projects in process require resolution of high-risk development and testing issues in order to reach technological feasibility. At the date of acquisition, the purchased technology had no alternative uses.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

     Unaudited pro forma results of operations assuming the acquisition of IPS as of January l, 1995 and the $3,400,000 write-off of purchased research and development in 1996 would be as follows:

                                                              1996      1995
                                                              ----      ----
                                                              (IN THOUSANDS)
Net sales..................................................  $23,062   $13,733
Net income.................................................    4,199     2,972

(4) SIGNIFICANT ACCOUNTING POLICIES

(a) Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Revenue recognition

     Revenue from product sales is recognized when the products are shipped, net of estimated allowances for product returns and exchanges. Allowances for bad debts and insignificant post-contract support obligations, primarily telephone support provided by ALS, are also accrued for at the time of the sale.

     Revenue from IPS's custom products is recognized on the percentage of completion method. IPS defers revenue for advance payments from customers that are in excess of revenues earned. Included in receivables at December 31, 1997 and 1996 is $49,000 and $37,000, respectively, of amounts earned on contracts which are not yet billable.

     The Institute generates service revenue both from (i) conducting seminars and (ii) contracts with schools and school districts to provide training programs and consulting services. The Institute recognizes revenue from the seminars at the time the seminar actually takes place. For school and school district contracts, revenue is generally recognized when the training session is performed, while certain support services are recognized on a straight-line basis over the life of the contract. The Institute includes as deferred revenue
(i) prepayments on contract revenues and (ii) payments received for seminars not yet held.

     Service revenues also include separate maintenance fees whereby ALS provides ongoing customer support and product upgrades. Such contracts are reflected as deferred revenue and are amortized ratably over the 24 month term of the maintenance period which begins after the expiration of any free support period included with the purchase of the software.

     In 1997 the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 97-2 ("SOP 97-2") "Software Revenue Recognition." This SOP was issued to provide guidance on applying generally accepted accounting principles to software transactions and to narrow the range of revenue recognition practices that were in use before its issuance. SOP 97-2 is generally effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company does not expect that the adoption of SOP 97-2 will materially affect its results in future years or the comparability of results in future periods with results from prior financial periods.

(c) Cash and cash equivalents

     The Companies consider cash amounts on deposit at banks and highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Commercial paper is carried at cost plus

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES accrued interest, which approximates market value. Cash and cash equivalents consisted of the following at December 31:

                                                               1997      1996
                                                               ----      ----
                                                               (IN THOUSANDS)
Cash and time deposits......................................  $ 6,395   $1,756
Commercial paper............................................   15,925       --
                                                              -------   ------
                                                              $22,320   $1,756
                                                              =======   ======

(d) Supplemental disclosure of cash flow information

                                                        1997          1996        1995
                                                        ----          ----        ----
                                                                 (IN THOUSANDS)
Cash paid for:
  Interest...........................................  $   696       $   94       --
  Income taxes.......................................    1,564           --       --

(e) Short term investments

     Short term investments have an original maturity of more than three months and a remaining maturity of less than one year. As of December 31, 1997, short term investments consisted entirely of commercial paper. These securities are considered to be held to maturity in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, these investments are carried at cost plus accrued interest which approximates market value.

(f) Inventories

     Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Inventories primarily consist of purchased materials which include manuals, diskettes and motivational items.

(g) Catalog and advertising costs

     Costs related to direct response advertising, primarily catalogs, are capitalized over their expected period of future benefits, generally three to six months. At December 31, 1997 and 1996, capitalized catalog costs of approximately $43,000 and $29,000, respectively, are included in prepaid expenses. All other advertising costs are expensed the first time the advertising takes place. Advertising expenses for 1997, 1996 and 1995 were approximately $4,377,000, $2,999,000 and $1,854,000, respectively.

(h) Property, plant and equipment

     Property, plant and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using principally the straight-line method for financial reporting purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the plant and equipment accounts. Depreciation expense was approximately $955,000, $401,000 and $206,000 for 1997, 1996 and 1995, respectively.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

     The estimated useful lives for property, plant and equipment are as follows:

Building....................................................  25 to 40 years
Furniture, fixtures and office equipment....................    5 to 8 years
Computer and production equipment...........................    3 to 5 years
Vehicles....................................................         5 years

     Net property, plant and equipment consisted of the following at December
31:

                                                              1997      1996
                                                              ----      ----
                                                              (IN THOUSANDS)
Land and improvements......................................  $   746   $   745
Buildings..................................................    8,064     7,978
Furniture, fixtures and office equipment...................    1,536     1,071
Computer and production equipment..........................    2,265     1,531
Vehicles...................................................       19        --
Construction in progress...................................      385        --
                                                             -------   -------
     Total property, plant and equipment...................   13,015    11,325
Less -- accumulated depreciation...........................   (1,700)     (747)
                                                             -------   -------
Property, plant and equipment, net.........................  $11,315   $10,578
                                                             =======   =======

(i) Software development costs

     In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86") "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Companies capitalize certain software development costs incurred after technological feasibility is achieved. Capitalized costs are reported at the lower of unamortized cost or net realizable value. Capitalized software development costs are amortized on a product-by-product basis based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the products which is generally estimated to be 24 months. Amortization begins when the products are available for general release to customers. All other research and development expenditures are charged to product development expense in the period incurred. Amounts capitalized were approximately $4,000, $365,000 and $117,000 in 1997, 1996 and 1995,
respectively. Amortization expense of approximately $241,000, $208,000 and $120,000 for 1997, 1996 and 1995, respectively, is included in cost of sales-products in the statements of income. At December 31, 1997 and 1996, accumulated amortization of capitalized software development costs was $570,000 and $329,000, respectively.

(j) Sales and concentration of credit risks

     For the years ended December 31, 1997, 1996 and 1995, one customer (a book distributor) contributed 14.4%, 15.2% and 12.5% of total revenues, respectively. No other customer represented more than 10% of total revenues. On December 31, 1997 and 1996, this customer had a receivable balance of 10.3% and 12.9% of total trade receivables, respectively.

     The Companies grant credit to customers in the ordinary course of business. The majority of the Companies' customers are schools. Concentrations of credit risk with respect to trade receivables are limited due to the significant number of customers and their geographic dispersion.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

(k) Stock-based compensation

     The Companies have elected, as permitted by Statement of Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock Based Compensation" to follow the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees" and to provide the pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. Under the intrinsic method, compensation cost for stock options is measured by the excess, if any, of the quoted price of the Company's stock at the measurement date over the exercise price. The Black-Scholes option-pricing model was used to compute the fair value of each option granted for purposes of the pro forma disclosures required by SFAS 123.

(l) Earnings per common share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share." This statement established new standards for computing and presenting earnings per share which was adopted by the Companies in 1997. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" and purports to simplify the standards for computing earnings per share and make such computations comparable with international standards.

     Basic earnings per common share ("Basic EPS") has been computed based on the weighted average number of common shares outstanding. Diluted earnings per common share ("Diluted EPS") has been computed based on the weighted average number of common shares outstanding, increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

     A reconciliation of numerators and denominators of the basic and diluted earnings per share computations are as follows:

                                                                                1997
                                                              -----------------------------------------
                                                              NET INCOME        SHARES        PER SHARE
                                                              (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                              -----------    -------------    ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic EPS:
  Income available to common shareholders.................      $9,699          14,477          $0.67
Effect of dilutive securities:
  Stock options...........................................          --              47             --
                                                                ------          ------          -----
Diluted EPS:
  Income available to common shareholders and assumed
     conversions..........................................      $9,699          14,524          $0.67
                                                                ======          ======          =====

     During 1996 and 1995 there were no stock options or other dilutive instruments outstanding. The weighted average shares outstanding during 1996 and 1995 was 13,651,133 and 13,491,067, respectively.

(m) Segment reporting

     During 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 significantly changes the disclosures required for the segments of a business but does not change income measurement principles. The annual reporting requirements of SFAS 131 are effective for fiscal years beginning after December 15, 1997 and the interim reporting requirements are not effective until the second year of application. The adoption of SFAS 131 will not have any impact on financial results of the Companies.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

The Company anticipates that adoption of SFAS 131 will require additional disclosures to be made concerning financial results of its segments.

(5) INTANGIBLE ASSETS

     Intangible assets are amortized on the straight-line basis over their estimated useful lives. Intangibles with a total cost basis of $1,548,000 were acquired during 1996 in connection with the acquisition of IPS. Subsequently, in February 1997, the IPS purchase agreement was amended providing for the release of the $1.5 million held in escrow and the issuance of $500,000 in Common Stock in settlement of the contingent consideration upon closing of the Offering. This caused the cost basis of goodwill to increase by $415,177 ($500,000 in stock less $84,823 in interest related to the escrow funds).

     Intangible assets consisted of the following at December 31:

                                                         1997      1996     USEFUL LIFE
                                                         ----      ----     -----------
                                                                (IN THOUSANDS)
Algorithms..........................................    $  510    $  510      5 years
Tradename...........................................       210       210     10 years
Assembled workforce.................................        90        90      7 years
Goodwill............................................     1,153       738      7 years
                                                        ------    ------
                                                         1,963     1,548
Accumulated amortization............................      (364)     (102)
                                                        ------    ------
Net intangibles.....................................    $1,599    $1,446
                                                        ======    ======

     Management periodically reviews the carrying value of its intangible assets, including goodwill, for potential impairment. To date, no impairment of these assets exists.

(6) BUILDING HELD FOR SALE

     In December, 1996, ALS completed construction of its new headquarters facility in Wisconsin Rapids, Wisconsin. The building previously occupied by ALS is being offered for sale. In 1996, an impairment loss of $200,000 was recorded as a charge to general and administrative expense in the combined statements of income to reflect the writedown of the net book value of the building to its estimated fair value.

(7) INCOME TAXES

     Prior to September 29, 1997, the shareholders of ALS and the Institute had elected to have these companies treated as "S corporations" under the Internal Revenue Code. As an S corporation, a company's taxable income or loss is included in the individual tax returns of its shareholders for federal and state income tax purposes. Accordingly, the financial statements do not include any provision or liability for current or deferred federal or state income taxes related to ALS or the Institute for any periods prior to September 29, 1997.

     IPS was taxed as a C corporation under the provisions of the Internal Revenue Code and similar state tax laws from the time of its acquisition on August 1, 1996 through December 31, 1996. Therefore, included in the 1996 combined financial statements is an income tax provision and related deferred income taxes for IPS from the date of its acquisition until the end of 1996. Subsequently, IPS elected to be taxed as an S corporation effective January 1, 1997. Consequently, the deferred tax asset recognized in 1996 was written off in 1997.

     On September 29, 1997, the Companies became subject to federal and state income taxes as C corporations. Consequently, the Companies are now required to account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes."

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

In connection with this change in the Companies' tax status, SFAS 109 requires the Companies to record deferred taxes on the balance sheet for all book to tax basis differences existing on the date of change to C corporation status. The related effect of recording the basis differences is charged or credited to current earnings. The change in tax status resulted in recognition of a deferred tax asset and corresponding benefit of $3.5 million.

     The provision (benefit) for income taxes consisted of:

                                                               1997          1996          1995
                                                               ----          ----          ----
                                                                        (IN THOUSANDS)
Current tax provision:
  U.S. federal..............................................  $ 1,026       $    --       $    --
  State and local...........................................      191            --            --
                                                              -------       -------       -------
Total current tax provision.................................    1,217            --            --
                                                              -------       -------       -------
Deferred tax (benefit):
  U.S. federal..............................................   (1,618)       (1,602)           --
  State and local...........................................     (272)           --            --
                                                              -------       -------       -------
Total deferred tax (benefit)................................   (1,890)       (1,602)           --
                                                              -------       -------       -------
Provision for income taxes..................................  $  (673)      $(1,602)      $    --
                                                              =======       =======       =======

     Effective rate reconciliation:

                                                               1997          1996          1995
                                                               ----          ----          ----
                                                                        (IN THOUSANDS)
U.S. statutory rate.........................................       35%           35%           35%
                                                              -------       -------       -------
Income tax provision at statutory tax rate..................  $ 3,159       $ 1,000       $ 1,212
State and local taxes, net of federal tax benefit...........      175            --            --
(Benefit) of IPS losses.....................................       --        (1,602)           --
Deferred taxes written off in connection with IPS S
  corporation election......................................    1,602            --            --
S-corporation income not subject to tax.....................   (2,060)       (1,000)       (1,212)
Deferred tax reinstatement related to termination of S
  corporation elections.....................................   (3,549)           --            --
                                                              -------       -------       -------
Provision (benefit) for income taxes........................  $  (673)      $(1,602)      $    --
                                                              =======       =======       =======

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

     Deferred tax assets (liabilities) consisted of the following at December
31:

                                                               1997          1996
                                                               ----          ----
                                                                 (IN THOUSANDS)
Current deferred tax assets (liabilities):
  Deferred revenue..........................................  $ 1,234       $    --
  Expenses not currently deductible.........................      597            --
                                                              -------       -------
Net current deferred tax assets.............................    1,831            --
                                                              -------       -------
Noncurrent deferred tax assets (liabilities):
  Operating losses..........................................      150           237
  Deferred revenue..........................................      523            --
  Depreciation and amortization.............................     (144)           --
  Intangibles...............................................    1,153         1,363
  Other.....................................................      (21)            2
                                                              -------       -------
Net noncurrent deferred tax assets..........................    1,661         1,602
                                                              -------       -------
Total deferred tax assets...................................  $ 3,492       $ 1,602
                                                              =======       =======

     No valuation allowance has been recorded as the net deferred tax asset related to the operating losses are assumed to be realizable through the future profitable operations of IPS. The tax operating loss carryforward expires in 2011.

(8) LINE OF CREDIT

     In December 1997, the Companies obtained a $7.5 million unsecured revolving line of credit with a bank which matures in December 1998. The line of credit bears interest at either: a floating rate based on the prime rate established by the bank less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. As of December 31, 1997, the line of credit had not been utilized.

(9) NOTES PAYABLE TO SHAREHOLDERS

     Notes payable to shareholders consist of notes payable that financed the acquisition of IPS in 1996. These notes were subsequently paid in October 1997 with proceeds from the Offering. The notes accrued interest at an annual rate of 6.5%. Related interest expense for 1997 and 1996 was $235,000 and $127,000, respectively.

(10) LONG-TERM DEBT

     Long term debt consisted of the following at December 31:

                                                              1997     1996
                                                              ----     ----
                                                              (IN THOUSANDS)
Note payable to Woodlands Business Center, due December 31,
  1998, noninterest bearing.................................   $--    $   50
Note payable to bank, payable in annual installments of
  $700,000 beginning March 1, 1998 through March 1, 2002 at
  which time the note is due in full, interest at the 30-day
  LIBOR rate (5.53% at December 31, 1996) plus 1.25%, with a
  maximum interest rate of 8.5%, payable monthly............   --      5,700
                                                               --     ------
Total.......................................................   --      5,750
Less -- Current maturities..................................   --         --
                                                               --     ------
Long-term debt..............................................   $--    $5,750
                                                               ==     ======

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

     In 1997, all long-term debt was paid from proceeds of the Offering (See
Note 16).

(11) LEASE COMMITMENTS

     The Institute and IPS lease their offices under various operating leases. Additionally, the Companies are party to various operating leases for equipment. Rent expense for 1997, 1996 and 1995 was approximately $203,000, $159,000 and $116,000, respectively, for the Companies.

     Future approximate minimum rental payments (including estimated operating costs) required under the operating leases as of December 31, 1997 are as follows:

1998......................................................  $328,000
1999......................................................   328,000
2000......................................................   143,000
2001......................................................    54,000
2002......................................................     9,000

(12) DEFINED CONTRIBUTION BENEFIT PLAN

     The Companies have a defined contribution benefit plan covering all of its full-time employees meeting certain service requirements. The plan provides for matching employer contributions based on 67% of employees' elective contributions up to 6% of compensation. The plan allows employee contributions of up to 15% of compensation. Discretionary employer contributions may also be made to the plan. There were no discretionary contributions made in 1997, 1996 or 1995. Expense under the plan totaled approximately $297,000 in 1997, $192,000 in 1996 and $93,000 in 1995.

(13) PHANTOM STOCK PLAN

     As an incentive for certain key employees, ALS had a phantom stock plan. A total of 585 phantom shares were issued prior to termination of the plan. Under the terms of the plan, the completion of the Offering triggered a payout and termination of the plan. Under the plan, each phantom share was paid an amount equal to .001% of the market capitalization immediately after completion of the Offering. This resulted in phantom stock plan termination expense of approximately $1.6 million in the third quarter of 1997. Compensation expense of approximately $21,000 in 1996 and $6,000 in 1995 were incurred with respect to the plan.

(14) STOCK OPTION PLAN

     The Company has established the 1997 Stock Incentive Plan (the "Plan") for its officers, key employees, non-employee directors and consultants. A combined maximum of 1,500,000 options, SARs and share awards may be granted under the Plan. In addition, not more than 750,000 shares may be subject to incentive stock options. The exercise price of the stock options is market value of the Common Stock at the date of grant. Generally, the options vest and become exercisable ratably over a four-year period, commencing one year after the grant date. The options expire 10 years from the grant date.

     Had compensation cost been determined for the Companies' stock option portion of the Plan based on the fair value at the grant dates for awards consistent with the alternative method set forth under SFAS 123,

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES the Companies' net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  1997
                                                                  ----
                                                          (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
Net income:
  As reported.........................................           $9,699
  Pro forma...........................................            9,441
Net income per common share:
  As reported.........................................            $0.67
  Pro forma...........................................             0.65
The weighted average fair value of
  options granted under the Plan during the year
  is:.................................................           $11.20

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 48.14%, risk-free interest rates of 6.31% and expected lives of 10 years for the options.

     As of December 31, 1997, no SARs or share awards have been granted under the Plan. A summary of stock options granted under the Plan for 1997 is as follows:

                                                                  WEIGHTED AVERAGE
                                                        SHARES     EXERCISE PRICE
                                                        ------    ----------------
Outstanding at beginning of year......................       --        $   --
Granted...............................................  245,268         16.42
Exercised.............................................       --            --
Canceled..............................................   (5,313)        16.00
                                                        -------        ------
Outstanding at end of year............................  239,955        $16.43
                                                        -------        ------
Options exercisable at end of year....................       --        $   --
                                                        =======        ======

(15) SHAREHOLDERS' EQUITY

     The Company's Amended and Restated Articles of Incorporation includes authorization to issue up to 50,000,000 shares of Common Stock with a $.01 par value and up to 5,000,000 shares of preferred stock with a $.01 par value. In 1997, a 133.31 for 1 stock split was effected in the form of two Common Stock dividends which took place on March 28 and August 21, 1997. Also, in 1997, 320,133 common shares were issued in exchange for all of the outstanding shares of the Institute and IPS. Accordingly, shares issued and outstanding on the face of the balance sheet and all historical weighted average share and per share amounts have been restated to reflect the stock split and the Common Stock issued in exchange for the shares of the Institute and IPS. Activity from prior periods in the Statement of Consolidated and Combined Equity was not retroactively restated.

     The Company issued a total of 3,220,000 common shares during 1997 in the Offering (see Note 16). Additionally, 31,250 common shares were issued in settlement of the purchase of IPS (see Note 3). As of December 31, 1997, 1,500,000 common shares were reserved for issuance under the 1997 Stock Incentive Plan (see Note 14).

(16) OFFERING OF COMMON STOCK

     On September 30, 1997, the Company completed the Offering of 2,800,000 shares of Common Stock. As a result of this Offering, the Company received net cash proceeds of $41,664,000 on the September 30, 1997

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES closing date. In addition, the Company incurred approximately $941,000 in costs associated with the Offering. This resulted in a net increase to shareholders' equity of $40,723,000. Subsequently, on October 2, 1997, an additional 420,000 shares of the Company's Common Stock were sold pursuant to the exercise of an over-allotment option granted in connection with the Offering. The Company received additional net proceeds of $6,249,200 in connection with the exercise of this over-allotment option, all of which was accounted for as an increase to shareholders' equity.

     In 1997, the proceeds from the Offering were used as follows:

     - Approximately $1.6 million was used to pay compensation expenses related to the termination of the Company's phantom stock plan.

     - Approximately $7.2 million was used to pay the entire principal and accrued interest on the mortgage note and an unsecured note, both related to the construction of the Company's new headquarters facility in Wisconsin Rapids, Wisconsin.

     - Approximately $5.1 million was used to pay the entire principal and accrued interest on notes from the Company's principal shareholders related to the 1996 acquisition of IPS.

     - Approximately $10 million was used to pay distributions of S corporation retained profits to S corporation shareholders.

(17) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth unaudited consolidated and combined income statement data for each quarter of the Companies' last two fiscal years. The unaudited quarterly financial information has been prepared on the same basis as the annual information presented in the financial statements and, in management's opinion, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information provided. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                       QUARTER ENDED
                                                      -----------------------------------------------
                                                      MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                      --------   -------   ------------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997:
  Net sales.........................................   $7,813    $8,732       $9,653        $9,826
  Gross profit......................................    6,314     7,250        7,898         8,110
  Operating income..................................    2,310     2,806        1,305         2,675
  Income tax benefit (provision)....................   (1,602)       --        3,505        (1,231)
  Net income........................................      541     2,609        4,639         1,909
  Basic and diluted earnings per share..............     0.04      0.19         0.34          0.11
  Common stock price per share:
     High...........................................       --        --       25.250        28.250
     Low............................................       --        --       22.125        20.000
1996:
  Net sales.........................................   $4,425    $5,050       $5,952        $6,954
  Gross profit......................................    3,624     4,252        4,835         5,443
  Operating income..................................    1,192     1,747       (1,424)        1,498
  Income tax benefit (provision)....................       --        --        1,467           135
  Net income........................................    1,201     1,756          (23)        1,526
  Basic and diluted earnings per share..............     0.09      0.13           --          0.11

     1. The Company acquired IPS in August 1996 (see Note 3).

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

     2. In connection with the acquisition of IPS, $3.4 million of the purchase price was allocated to purchased research and development which was expensed in August 1996 (see Note 3).

     3. Income tax benefits recorded in 1996 relate to IPS net operating losses while IPS was a C corporation. Effective January 1, 1997, IPS elected S corporation status and wrote off the deferred tax asset associated with the IPS net operating losses (see Note 7).

     4. The Companies' phantom stock plan terminated in connection with completion of the Offering of its Common Stock, resulting in a $1.6 million charge to operating income in September 1997 (see Note 13).

     5. The Companies' S corporation elections were terminated in connection with completion of the Offering of its Common Stock. The Companies were required to adopt SFAS 109 and to record a deferred tax asset and corresponding tax benefit for all timing differences existing on the date of the tax status change. This resulted in a $3.5 million tax benefit in September 1997 (see Note 7).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers. Reference is made to "Executive Officers of the Registrant" in Part I hereof.

     (b) Directors. The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 under the caption "Election of Directors," which information is incorporated by reference herein.

     (c) Section 16 Compliance. The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 under the captions "Executive Compensation," "Employment Agreements," "Non-Employee Director Compensation," "Compensation Committee Report," and "Performance Graph," which information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 under the caption "Security Ownership of Management and Certain Beneficial Owners," which information is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 under the caption "Transactions Between Management and the Company," which information is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS.

     Combined and Consolidated Financial Statements.

        Report of Independent Public Accountants

        Consolidated Balance Sheet as of December 31, 1997 and Combined Balance Sheet as of December 31, 1996

        Consolidated Statement of Income for the year ended December 31, 1997, and Combined Statements of Income for the years ended December 31, 1996 and 1995

        Statement of Consolidated Shareholders' Equity for the year ended December 31, 1997, and Statements of Combined Equity for the years ended December 31, 1996 and 1995

        Consolidated Statement of Cash Flows for the year ended December 31, 1997, and Combined Statements of Cash Flows for the years ended December 31, 1996 and 1995

        Notes to Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES.

     All schedules are omitted because they are not required, not applicable or the required information is contained elsewhere.

(A)(3) EXHIBITS.

     See (c) below.

(B) REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed for the three months ended December 31, 1997.

(C) EXHIBITS.

     See the Exhibit Index, which is incorporated by reference herein.

(D) FINANCIAL STATEMENTS EXCLUDED FROM ANNUAL REPORT TO SHAREHOLDERS.

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANTAGE LEARNING SYSTEMS, INC.

                                          By:      /s/ MICHAEL H. BAUM

                                            ------------------------------------
                                                      Michael H. Baum
                                                  Chief Executive Officer

                                          Date: March 17, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                       SIGNATURE                                         TITLE                 DATE
                       ---------                                         -----                 ----
                  /s/ MICHAEL H. BAUM                          Chief Executive Officer
--------------------------------------------------------       and a Director (Principal
                    Michael H. Baum                            Executive Officer)         March 17, 1998

                  /s/ TIMOTHY SHERLOCK                         Secretary, Vice President
--------------------------------------------------------       and Chief Financial
                    Timothy Sherlock                           Officer (Principal         March 17, 1998
                                                               Financial and Accounting
                                                               Officer)

   Directors: Judith A. Paul, Terrance D. Paul, John R. Hickey, Timothy P. Welch, Perry S. Akins and
              John H. Grunewald

By:                  /s/ MICHAEL H. BAUM                                                  March 17, 1998
       -----------------------------------------------
                       Michael H. Baum
                      Attorney-In-Fact*

-------------------------
*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                                 EXHIBIT INDEX

    NUMBER                              EXHIBIT
    ------                              -------

     3.1      Amended and Restated Articles of Incorporation of Advantage
              Learning Systems, Inc.(1)
     3.2      Amended and Restated By-laws of Advantage Learning Systems,
              Inc.(1)
     4.1      Form of Stock Certificate.(2)
    10.1 Asset Purchase Agreement dated as of August 1, 1996 by and among IPS Acquisition, Inc., IPS Publishing, Inc. and
              Timothy P. Welch, individually and as sole Trustee of the Timothy P. Welch Revocable Trust.(1)
    10.2      Supplement to Asset Purchase Agreement dated as of February
              25, 1997, by and among IPS Publishing, Inc. (f/k/a IPS
              Acquisition, Inc.), Welch Publishing, Inc. (f/k/a IPS
              Publishing, Inc.) and Timothy P. Welch, individually and as sole Trustee of the Timothy P. Welch Revocable Trust.(1)
    10.3      Employment Agreement between IPS Publishing, Inc. (f/k/a IPS
              Acquisition, Inc.) and Timothy P. Welch dated as of August
              1, 1996.(1)*
    10.4      1997 Stock Incentive Plan (as amended and restated).(3)*
    10.5      Advantage Learning Systems, Inc. Phantom Stock Plan.(1)*
    10.6      Institute for Academic Excellence, Inc. Phantom Stock
              Plan.(1)*
    10.7 Accelerated Reader Resale Agreement dated May 1, 1994, between Advantage Learning Systems, Inc. and Perma-Bound, a division of Hertzberg-New Method, Inc.(1)
    10.8 Promissory Note dated August 1, 1996 in the principal amount of $2,350,000 from IPS Publishing, Inc. to Judith A.
              Paul.(1)
    10.9 Promissory Note dated August 1, 1996 in the principal amount of $2,350,000 from IPS Publishing, Inc. to Terrance D.
              Paul.(1)
    10.10 Credit Agreement dated as of December 31, 1997, by and between Norwest Bank Wisconsin, National Association and
              Advantage Learning Systems, Inc.
    10.11     Tax Indemnification Agreement between Terrance Paul, Judith
              Paul, Mark J. Bradley, as Trustee of the Terrance and Judith
              Paul Descendants' Trust, and Advantage Learning Systems,
              Inc.(2)
    10.12     Tax Indemnification Agreement between Terrance Paul, Judith
              Paul, Mark J. Bradley, as Trustee of the Terrance and Judith
              Paul Descendants' Trust, and the Institute for Academic
              Excellence, Inc.(2)
    21.1      Subsidiaries of Advantage Learning Systems, Inc.(1)
    23.1      Consent of Arthur Andersen LLP.
    24.1      Directors' Powers of Attorney.
    27.1      Financial Data Schedule.

-------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-22519).

(2) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 0-22187).

(3) Incorporated by reference to the Company's Form S-8 filed on October 28, 1997 (Registration No. 333-38867).

 *  Management contracts or compensatory plans or arrangements.