Form 10-Q
period 1998-03-31
ADVANTAGE LEARNING SYSTEMS INC
filed 1998-05-14
CIK 1030484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED MARCH 31, 1998.


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
         PERIOD FROM                     TO
                     -------------------    -------------------

                         COMMISSION FILE NUMBER: 0-22187


                        ADVANTAGE LEARNING SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         WISCONSIN                                               39-1559474
      (STATE OR OTHER                                          (IRS EMPLOYER
JURISDICTION OF INCORPORATION)                              IDENTIFICATION NO.)

                                   PO BOX 8036
                                2911 PEACH STREET
                           WISCONSIN RAPIDS, WISCONSIN
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                                Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        OUTSTANDING AT
                CLASS                                    MAY 8, 1998
                -----                                   --------------
     Common Stock, $0.01 par value                       16,902,383

                        ADVANTAGE LEARNING SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


PART I  - FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
                                                                         ------
ITEM 1.   FINANCIAL STATEMENTS

         Consolidated Balance Sheets at March 31, 1998
                  (Unaudited) and December 31, 1997 ...................... 1

         Unaudited Consolidated Statements of Income for the Three
                  Months Ended March 31, 1998 and 1997 ................... 2

         Unaudited Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 1998 and 1997 ................... 3

         Notes to Unaudited Consolidated Financial Statements............. 4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................ 5

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK................................................... 7


PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ...................... 8

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ............................... 8














                                    - Index -

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ADVANTAGE LEARNING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 March 31, 1998
                                                                                  (Unaudited)      December 31, 1997
                                                                                 --------------    -----------------
                                                                                          (In thousands)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                     $    9,675          $   22,320
    Short term investments                                                            21,776               6,865
    Accounts receivable, less allowance of
        $581 in 1998 and $638 in 1997                                                  4,300               3,317
    Inventories                                                                          296                 345
    Prepaid expenses                                                                     587                 746
    Deferred tax asset                                                                 1,872               1,831
                                                                                  ----------          ----------
        Total current assets                                                          38,506              35,424
                                                                                  ----------          ----------
    Property, plant and equipment, net                                                12,013              11,315
    Building held for sale                                                               722                 727
    Deferred tax asset                                                                 1,653               1,661
    Intangibles, net                                                                   1,520               1,599
    Capitalized software, net                                                            100                 157
                                                                                  ----------          ----------
        Total assets                                                              $   54,514          $   50,883
                                                                                  ==========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $    1,398          $      982
    Deferred revenue                                                                   2,980               2,854
    Payroll and employee benefits                                                        893                 657
    Retainage & amounts due under construction contract                                  -                    17
    Other current liabilities                                                          2,665               1,684
    Distribution payable to shareholders                                                 555                 555
                                                                                  ----------          ----------
Total current liabilities                                                              8,491               6,749
                                                                                  ----------          ----------
    Deferred revenue                                                                   1,223               1,299
                                                                                  ----------          ----------
Total liabilities                                                                      9,714               8,048

Minority interest                                                                         66                 -

Shareholders' equity:
   Common stock, $.01 par;
       Shares authorized:  50,000,000;
       Issued and outstanding:  16,902,383                                               169                 169
    Additional paid in capital                                                        40,757              40,757
    Retained earnings                                                                  3,808               1,909
                                                                                  ----------          ----------
        Total shareholders' equity                                                    44,734              42,835
                                                                                  ----------          ----------
Total liabilities and shareholders' equity                                        $   54,514          $   50,883
                                                                                  ==========          ==========

See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                    1998                          1997
                                                                                  --------                      --------
                                                                                 (In thousands, except per share amounts)
Net sales:
    Products                                                                      $  8,636                      $  6,444
    Services                                                                         1,987                         1,369
                                                                                  --------                      --------
        Total net sales                                                             10,623                         7,813
                                                                                  --------                      --------
Cost of sales:
    Products                                                                           901                           781
    Services                                                                           865                           718
                                                                                  --------                      --------
        Total cost of sales                                                          1,766                         1,499
                                                                                  --------                      --------
        Gross profit                                                                 8,857                         6,314
Operating expenses:
    Product development                                                              1,027                           679
    Selling and marketing                                                            3,351                         2,161
    General and administrative                                                       1,737                         1,164
                                                                                  --------                      --------
        Total operating expenses                                                     6,115                         4,004
                                                                                  --------                      --------
        Operating income                                                             2,742                         2,310
Other income (expense):
    Interest income                                                                    434                            25
    Interest expense                                                                   -                            (174)
    Other, net                                                                          70                           (18)
                                                                                  --------                      --------
Income before taxes                                                                  3,246                         2,143
Income taxes                                                                         1,347                         1,602
                                                                                  --------                      --------

Net income                                                                        $  1,899                      $    541
                                                                                  ========                      ========

Basic and diluted earnings per share                                              $   0.11                      $   0.04
                                                                                  ========                      ========


See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            1998            1997
                                                                                         ----------      ----------
                                                                                                (In thousands)
Reconciliation of net income to net cash provided by operating activities:
    Net income                                                                           $    1,899      $      541
    Noncash (income) expenses included in net income -
        Depreciation and amortization                                                           403             337
        Deferred income taxes                                                                   (33)          1,602
    Change in assets and liabilities -
            Accounts receivable                                                                (984)           (684)
            Inventory                                                                            50             (75)
            Prepaid expenses                                                                    159            (568)
            Accounts payable and other current liabilities                                    1,633             822
            Retainage and amounts due under construction contract                               (17)           (697)
            Deferred revenue                                                                     50              81
                                                                                         ----------      ----------
       Net cash provided by operating activities                                              3,160           1,359
                                                                                         ----------      ----------
Cash flows used in investing activities:
    Purchase of property, plant and equipment                                                  (960)           (343)
    Short-term investments                                                                  (14,911)            -
    Capitalized software development costs                                                      -                (4)
                                                                                         ----------      ----------
        Net cash used in investing activities                                               (15,871)           (347)
                                                                                         ----------      ----------
Cash flows from financing activities:
    Equity contribution from minority partner                                                    66             -
    Proceeds from long-term debt and notes payable to shareholders                              -               853
                                                                                         ----------      ----------
        Net cash provided by financing activities                                                66             853
                                                                                         ----------      ----------
Net (decrease) increase in cash                                                             (12,645)          1,865
Cash and cash equivalents, beginning of period                                               22,320           1,756
                                                                                         ----------      ----------
Cash and cash equivalents, end of period                                                 $    9,675      $    3,621
                                                                                         ==========      ==========


See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. CONSOLIDATION
The consolidated financial statements include the financial results of Advantage Learning Systems, Inc. ("ALS"), and its consolidated subsidiaries, the Institute for Academic Excellence, Inc. ("Institute"), IPS Publishing, Inc. ("IPS"), and Athena Holdings LLC ("AHL"), collectively the "Companies". All significant intercompany transactions have been eliminated in the consolidated financial statements.

Effective March 10, 1998, AHL, a limited liability company, was formed to purchase land and construct an office building for the Company's Madison, Wisconsin operations. For financial reporting purposes, the assets and liabilities of AHL are consolidated in the financial statements of the Company, and the outside investor's limited partnership interest has been recorded as minority interest.

2. BASIS OF PRESENTATION
The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the Company's financial information contained in the Company's Annual Report on Form 10-K which is on file with the U.S. Securities and Exchange Commission.

The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3.  EARNINGS PER COMMON SHARE
Basic earnings per common share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per common share has been computed based on the weighted average number of common shares outstanding, increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

The weighted average shares outstanding during the three months ended March 31, 1998 and 1997 are as follows:

                                           Three Months Ended             Three Months Ended
                                             March 31, 1998                 March 31, 1997
                                           ------------------             ------------------
Basic Weighted Average Shares                   16,902,383                    13,651,133

Impact of Stock Options                             57,484                          -

Diluted Weighted Average Shares                 16,959,867                    13,651,133

4.  RECENT ACCOUNTING PRONOUNCEMENTS
In 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2") "Software revenue recognition". This SOP was issued to provide guidance on applying generally accepted accounting principles to software transactions and to narrow the range of revenue recognition practices that were in use before its issuance. SOP 97-2 is generally effective for transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 had no material impact on the Company's results of operations for the three months ended March 31, 1998.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         The following table sets forth certain consolidated income statement data in dollars and as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

                                                        THREE MONTHS ENDED MARCH 31,
                                                        1998                  1997                   CHANGE
                                                 ------------------    -------------------    ---------------------
                                                                      (Dollars in thousands)
Net Sales:
    Products                                     $  8,636     81.3%    $  6,444      82.5%    $  2,192        34.0%
    Services                                        1,987     18.7%       1,369      17.5%         618        45.1%
                                                 --------    ------    --------     ------    --------
        Total net sales                            10,623    100.0%       7,813     100.0%       2,810        36.0%
                                                 --------    ======    --------     ======    --------

Cost of sales:
    Products                                          901     10.4%         781      12.1%         120        15.4%
    Services                                          865     43.5%         718      52.4%         147        20.5%
                                                 --------              --------               --------
        Total cost of sales                         1,766     16.6%       1,499      19.2%         267        17.8%
                                                 --------              --------               --------

Gross profit:
    Products                                        7,735     89.6%       5,663      87.9%       2,072        36.6%
    Services                                        1,122     56.5%         651      47.6%         471        72.4%
                                                 --------              --------               --------
        Total gross profit                          8,857     83.4%       6,314      80.8%       2,543        40.3%
                                                 --------              --------               --------

Operating expenses:
    Product development                             1,027      9.7%         679       8.7%         348        51.3%
    Selling & marketing                             3,351     31.5%       2,161      27.7%       1,190        55.1%
    General & administrative                        1,737     16.4%       1,164      14.9%         573        49.2%
                                                 --------              --------               --------
        Total operating expenses                    6,115     57.6%       4,004      51.2%       2,111        52.7%
                                                 --------              --------               --------

        Operating income                            2,742     25.8%       2,310      29.6%         432        18.7%

Other income (expense):
    Interest income                                   434      4.1%          25       0.3%         409      1636.0%
    Interest expense                                  -        0.0%        (174)     -2.2%         174      -100.0%
    Other, net                                         70      0.7%         (18)     -0.2%          88      -488.9%
                                                 --------              --------               --------
        Total other income (expense)                  504      4.7%        (167)     -2.1%         671      -401.8%
                                                 --------              --------               --------

Income before taxes                                 3,246     30.6%       2,143      27.4%       1,103        51.5%

Income taxes                                        1,347     12.7%       1,602      20.5%        (255)      -15.9%
                                                 --------              --------               --------

Net income                                       $  1,899     17.9%    $    541       6.9%    $  1,358       251.0%
                                                 ========              ========               ========


         Net Sales. The Company's net sales increased by $2.8 million, or 36.0%, to $10.6 million in the first quarter of 1998 from $7.8 million in the first quarter of 1997. Product sales increased by $2.2 million, or 34.0%, to $8.6 million in the first quarter of 1998 from $6.4 million in the first quarter of 1997. The increase in product sales is primarily attributable to (i) the sale of the Accelerated Reader and S.T.A.R. to approximately 1,500 new customer schools since year-end 1997 and (ii) increased sales of Accelerated Reader title disks to a larger base of Accelerated Reader schools, including the introduction of approximately 1,200 new book titles on Accelerated Reader title disks since December 31, 1997. Sales of Accelerated Reader software and supplemental Accelerated Reader title disks remained constant at approximately 55% of net sales in the first quarter of 1998 and 1997.

         Service revenue, which consists of revenue from sales of: (i) training seminars and programs and (ii) software support agreements, increased by $618,000, or 45.1%, to $2.0 million in the first quarter of 1998 from $1.4 million in the first quarter of 1997. This increase is primarily attributable to an increased number of Reading Renaissance training sessions, and, to a lesser extent, additional revenue from software support agreements principally associated with increased new product sales.

         Cost of Sales. The cost of sales of products increased by $120,000, or 15.4%, to $901,000 in the first quarter of 1998 from $781,000 in the first quarter of 1997. As a percentage of product sales, the cost of sales of products decreased to 10.4% in the first quarter of 1998 compared to 12.1% in the first quarter of 1997, primarily due to operating leverage associated with increased product sales. The cost of sales of services increased by $147,000, or 20.5%, to $865,000 in the first quarter of 1998 from $718,000 in the first quarter of 1997. As a percentage of sales of services, the cost of sales of services declined to 43.5% in the first quarter of 1998 compared to 52.4% in the first quarter of 1997 primarily as a result of decreased costs of delivering training sessions. The Company anticipates gross profit margin on services will remain relatively close to first quarter 1998 levels. The Company's overall gross profit margin improved 2.6% to 83.4% in the first quarter of 1998 from 80.8% in the first quarter of 1997, due primarily to improved gross profit margins on services. Management expects that the overall gross profit margin will remain relatively constant in 1998.

         Product Development. Product development expenses increased by $348,000, or 51.3%, to $1.0 million in the first quarter of 1998 from $679,000 in the first quarter of 1997. These expenses increased primarily due to increased development staff and consulting costs associated with new products. As a percentage of net sales, product development costs increased to 9.7% in the first quarter of 1998 from 8.7% in the first quarter of 1997. The Company anticipates that the total dollar amount of product development costs will continue to increase as the Company extends its product offerings into other areas of the K-12 curriculum.

         Selling and Marketing. Selling and marketing expenses increased by $1.2 million, or 55.1%, to $3.4 million in the first quarter of 1998 from $2.2 million in the first quarter of 1997. These expenses increased due to participation in more trade shows, the publication of additional catalogs, mailings to an increased customer and prospect base and increased advertising in publications. As a percentage of net sales, selling and marketing expenses increased to 31.5% in the first quarter of 1998 from 27.7% in the first quarter of 1997. Management anticipates incurring increased selling and marketing expenses during the second half of 1998 due primarily to the expected introduction of new products, and, to a lesser extent, the expansion of international selling and marketing activities.

         General and Administrative. General and administrative expenses increased by $573,000, or 49.2%, to $1.7 million in the first quarter of 1998 from $1.2 million in the first quarter of 1997. The higher expenses for the first quarter of 1998 are largely due to increased costs associated with: (i) the conversion to a publicly held company in late 1997, and (ii) increased costs associated with the hiring of additional personnel, including wages and related benefits. As a percentage of net sales, general and administrative costs increased to 16.4% in the first quarter of 1998 compared to 14.9% in the first quarter of 1997.

         Operating Income. Operating income increased by $432,000, or 18.7%, to $2.7 million in the first quarter of 1998 from $2.3 million in the first quarter of 1997. As a percentage of net sales, operating income decreased to 25.8% in the first quarter of 1998 compared to 29.6% in the first quarter of 1997.

         Interest Income. Interest income increased $409,000 to $434,000 in the first quarter of 1998 from $25,000 in the first quarter of 1997. This increase is due to an increase in interest earning short-term investments which were purchased in late 1997 and early 1998 with proceeds from the Company's initial public offering in September, 1997.

         Interest Expense. Interest expense decreased $174,000 in the first quarter of 1998 compared to the same period in 1997. In October 1997, proceeds from the Company's initial public offering were used to pay all outstanding indebtedness.

         Income Tax Expense. Income tax expense of $1.3 million was recorded in the first quarter of 1998 at an effective income tax rate, as a percent of pre-tax income, of 41.5%. A deferred tax asset and corresponding benefit of $1.6 million recorded in 1996 in connection with the operations of IPS, which was a C corporation at the time, was reversed in January 1997 when IPS elected S corporation status.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company's cash and cash equivalents decreased to $9.7 million from the December 31, 1997 total of $22.3 million. The decrease of $12.6 million in cash and cash equivalents in the first quarter of 1998 is primarily due to the net effect of (i) the purchase of $14.9 million in short-term commercial paper offset by (ii) an increase of $3.2 million in net cash provided by operating activities.

In December 1997, the Company obtained a $7.5 million unsecured revolving line of credit with a bank which matures on December 31, 1998. The line of credit bears interest at either a floating rate based on the prime rate established by the bank less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. As of March 31, 1998, the line of credit had not been used.

In March 1998, Athena Holdings LLC ("AHL") was formed by the Company and an unaffiliated party to develop an office facility in the Madison, Wisconsin area. The Company received a 70% interest in AHL in return for its capital contribution of $700,000. This facility would be used for the Company's Madison operations and the other party would also utilize part of the facility. The estimated total cost of the project is approximately $6.6 million. The amount and source of financing for such development has not been finalized at this time. The Company has the option, but not the obligation, to provide the financing for the project.

Within the next 12 months, the Company expects to commence pilot operations in one or more international markets. It is anticipated that the investment required during this period will be approximately $1.5 million to $2.0 million.

The Company believes cash flow from operations and its current cash position will be sufficient to meet its working capital requirements for the foreseeable future.

In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "safe-harbor" from forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements relating to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. The Company's actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include those factors identified in Item 1, Business, Forward-Looking Statements, contained in the Company's Form 10-K for the year ended December 31, 1997, which factors are incorporated herein by reference to such Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Part II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

(d) The net proceeds to the Company from its initial public offering, after deducting underwriting discounts of $3,606,400 and other expenses of approximately $941,000, were approximately $46,972,000. From September 24, 1997 (the effective date of the Company's Form S-1 Registration Statement) through March 31, 1998, the Company used the net proceeds from the offering as follows:

       (i) Approximately $1.6 million was used to pay compensation expenses related to the termination of the Company's phantom stock plan.

       (ii) Approximately $7.2 million was used to pay the entire principal and accrued interest on the mortgage note and an unsecured note, both related to the construction of the Company's new headquarters facility in Wisconsin Rapids, Wisconsin.

       (iii) Approximately $5.1 million was used to pay the entire principal and accrued interest on notes from the Company's principal shareholders related to the 1996 acquisition of IPS Publishing, Inc.

       (iv) Approximately $10 million was used to pay distributions of S corporation retained profits to S corporation shareholders.

       (v) Approximately $700,000 was used to invest in Athena Holdings LLC, a limited liability company formed for the purpose of constructing a building for the Institute for Academic Excellence, Inc.'s operations.

The remaining proceeds have been invested in cash-equivalents and short-term investments. The Company has broad discretion with respect to the use of the remaining proceeds.



Item 6.   Exhibits and Reports on Form 8-K


(a) Exhibits.

         Exhibit No.               Description
         ----------                -----------
           10.1                    Operating Agreement dated March 13, 1998 for
                                   Athena Holdings LLC (exhibits to such
                                   Operating Agreement have been omitted)

           27.1                    Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ADVANTAGE LEARNING SYSTEMS, INC.
                                        (Registrant)



         May 14, 1998                   /s/ Michael H. Baum
         ------------                   ------------------------------
             Date                       Michael H. Baum
                                        Chief Executive Officer
                                        (Principal Executive Officer)


         May 14, 1998                   /s/ Timothy Sherlock
         ------------                   ------------------------------
             Date                       Timothy Sherlock
                                        Secretary, Vice President, and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)

                                Index to Exhibits


Exhibit No.                Description
----------                 -----------
   10.1                    Operating Agreement dated March 13, 1998 for
                           Athena Holdings LLC (exhibits to such
                           Operating Agreement have been omitted)

   27.1                    Financial Data Schedule