Form 10-Q
period 1998-06-30
ADVANTAGE LEARNING SYSTEMS INC
filed 1998-08-14
CIK 1030484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED JUNE 30, 1998.


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

                                Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
                      Class                                     August 10, 1998
                      -----                                     ---------------
         Common Stock, $0.01 par value                             16,902,383

                        ADVANTAGE LEARNING SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


PART I  - FINANCIAL INFORMATION

                                                                                                      Page
                                                                                                      Number

ITEM 1.   FINANCIAL STATEMENTS                                                                        ------
         Consolidated Balance Sheets at June 30, 1998
                  (Unaudited) and December 31, 1997 .............................................        1

         Unaudited Consolidated Statements of Income for
                  the Three Months and Six Months Ended
                  June 30, 1998 and 1997 ........................................................        2

         Unaudited Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 1998 and 1997............................................        3

         Notes to Unaudited Consolidated Financial Statements....................................        4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................................................        6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK..........................................................................       10


PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES  AND USE OF PROCEEDS.............................................       11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................       11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ......................................................       12


















                                    - Index -

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ADVANTAGE LEARNING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30, 1998        DECEMBER 31,
                                                         (Unaudited)             1997
                                                     -----------------       --------------
                                                                    (In thousands)

                             ASSETS
Current assets:
    Cash and cash equivalents                             $ 6,270              $22,320
    Short term investments                                 25,670                6,865
    Accounts receivable, less allowance of
        $689 in 1998 and $638 in 1997                       4,790                3,317
    Inventories                                               389                  345
    Prepaid expenses                                          319                  746
    Deferred tax asset                                      2,212                1,831
                                                          -------              -------
        Total current assets                               39,650               35,424
                                                          -------              -------
    Property, plant and equipment, net                     13,044               11,315
    Building held for sale                                    716                  727
    Deferred tax asset                                      1,627                1,661
    Intangibles, net                                        1,819                1,599
    Capitalized software, net                                  42                  157
                                                          -------              -------
        Total assets                                      $56,898              $50,883
                                                          =======              =======


              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $   691              $   982
    Deferred revenue                                        3,339                2,854
    Payroll and employee benefits                           1,284                  657
    Retainage & amounts due under construction contract      --                     17
    Other current liabilities                               3,372                1,684
    Distribution payable to shareholders                     --                    555
                                                          -------              -------
Total current liabilities                                   8,686                6,749
                                                          -------              -------
    Deferred revenue                                        1,128                1,299
                                                          -------              -------
Total liabilities                                           9,814                8,048

Minority interest                                              66                 --

Shareholders' equity:
   Common stock, $.01 par;
       Shares authorized: 50,000,000;
       Issued and outstanding: 16,902,383                     169                  169
    Additional paid in capital                             40,767               40,757
    Retained earnings                                       6,082                1,909
                                                          -------              -------
        Total shareholders' equity                         47,018               42,835
                                                          -------              -------
Total liabilities and shareholders' equity                $56,898              $50,883
                                                          =======              =======


See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                               THREE MONTHS           SIX MONTHS
                                              ENDED JUNE 30,         ENDED JUNE 30,
                                            1998       1997        1998       1997
                                         ---------   --------   ----------   --------
                                          (In thousands, except per share amounts)
Net sales:
    Products                             $  9,680    $  7,299    $ 18,316    $ 13,744
    Services                                2,041       1,433       4,028       2,801
                                         --------    --------    --------    --------
        Total net sales                    11,721       8,732      22,344      16,545
                                         --------    --------    --------    --------
Cost of sales:
    Products                                1,056         895       1,957       1,675
    Services                                  748         587       1,612       1,305
                                         --------    --------    --------    --------
        Total cost of sales                 1,804       1,482       3,569       2,980
                                         --------    --------    --------    --------
        Gross profit                        9,917       7,250      18,775      13,565
Operating expenses:
    Product development                     1,283         696       2,311       1,375
    Selling and marketing                   3,068       2,291       6,419       4,452
    General and administrative              1,742       1,457       3,479       2,621
    Purchased research and development        475        --           475        --
                                         --------    --------    --------    --------
        Total operating expenses            6,568       4,444      12,684       8,448
                                         --------    --------    --------    --------
        Operating income                    3,349       2,806       6,091       5,117
Other income (expense):
    Interest income                           422          23         856          49
    Interest expense                           (7)       (194)         (7)       (369)
    Other, net                                 62         (26)        132         (44)
                                         --------    --------    --------    --------
Income before taxes                         3,826       2,609       7,072       4,753
Income taxes                                1,552        --         2,899       1,602
                                         --------    --------    --------    --------

Net income                               $  2,274    $  2,609    $  4,173    $  3,151
                                         ========    ========    ========    ========

Basic and diluted earnings per share     $   0.13    $   0.19    $   0.25    $   0.23
                                         ========    ========    ========    ========


See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                 1998     1997
                                                                              ---------  --------
                                                                                 (In thousands)
Reconciliation of net income to net cash provided by operating activities:
    Net income                                                               $  4,173    $  3,151
    Noncash (income) expenses included in net income -
        Depreciation and amortization                                             824         682
        Purchased research and development                                        475        --
        Deferred income taxes                                                    (347)      1,602
    Change in assets and liabilities -
            Accounts receivable                                                (1,439)       (870)
            Inventory                                                              (8)         93
            Prepaid expenses                                                      428        --
            Intangibles                                                           (26)       (539)
            Accounts payable and other current liabilities                      1,113       1,227
            Retainage and amounts due under construction contract                 (17)       (953)
            Deferred revenue                                                      314         493
                                                                             --------    --------
       Net cash provided by operating activities                                5,490       4,886
                                                                             --------    --------

Cash flows used in investing activities:
    Purchase of property, plant and equipment                                  (2,257)       (620)
    Short-term investments                                                    (18,805)       --
    Capitalized software development costs                                       --            (4)
                                                                             --------    --------
        Net cash used in investing activities                                 (21,062)       (624)
                                                                             --------    --------

Cash flows used in financing activities:
    Equity contribution from minority partner                                      66        --
    Distribution to shareholders                                                 (544)     (4,554)
    Proceeds from long-term debt and notes payable to shareholders               --         1,100
                                                                             --------    --------
        Net cash used in financing activities                                    (478)     (3,454)
                                                                             --------    --------

Net (decrease) increase in cash                                               (16,050)        808
Cash and cash equivalents, beginning of period                                 22,320       1,756
                                                                             ========    ========
Cash and cash equivalents, end of period                                     $  6,270    $  2,564
                                                                             ========    ========


See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. CONSOLIDATION

The consolidated financial statements include the financial results of Advantage Learning Systems, Inc. ("ALS") and its consolidated subsidiaries, (collectively the "Company"). All significant intercompany transactions have been eliminated in the consolidated financial statements.


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

The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


3. ACQUISITION

Effective June 30, 1998, the Company acquired 100% of the stock of Logicus Incorporated ("Logicus"), an Ontario, Canada-based firm specializing in writing enhancement software. The transaction was accounted for using the purchase method of accounting. The estimated fair value of the assets and liabilities of Logicus are included in the consolidated balance sheet of the Company as of June 30, 1998. A preliminary allocation of the purchase price includes valuation of certain acquired in-process research and development costs which resulted in a pre-tax charge of $475,000 for the three and six months ended June 30, 1998.


4. EARNINGS PER COMMON SHARE

Basic earnings per common share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per common share has been computed based on the weighted average number of common shares outstanding, increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

The weighted average shares outstanding during the three and six months ended June 30, 1998 and 1997 are as follows:



                                                                                                  Three Months and
                                            Three Months Ended           Six Months Ended         Six Months Ended
                                               June 30, 1998               June 30, 1998            June 30, 1997
                                            -----------------            ----------------         ----------------

Basic Weighted Average Shares                     16,902,383                  16,902,383             13,651,133

Impact of Stock Options                               69,551                      63,036                  -

Diluted Weighted Average Shares                   16,971,934                  16,965,419             13,651,133


5. EMPLOYEE STOCK PURCHASE PLAN

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan which allows employees to purchase shares of common stock through payroll deductions, up to 10% of eligible compensation. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. A total of 250,000 shares are available for purchase under the plan. The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation". As allowed under the provisions of SFAS 123, the Company has elected to apply Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", in accounting for its stock-based plans. Accordingly, the Company will not recognize compensation expense for employee stock purchases.


6. RECENT ACCOUNTING PRONOUNCEMENTS

In 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2") "Software revenue recognition". This SOP was issued to provide guidance on applying generally accepted accounting principles to software transactions and to narrow the range of revenue recognition practices that were in use before its issuance. SOP 97-2 is generally effective for transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 had no material impact on the Company's results of operations for the six months ended June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:



                                            THREE MONTHS     SIX MONTHS
                                           ENDED JUNE 30,   ENDED JUNE 30,
                                          1998    1997     1998      1997
                                          ----    ----     ----     -----

Net Sales:
    Products                              82.6%    83.6%    82.0%    83.1%
    Services                              17.4     16.4     18.0     16.9
                                         =====    =====    =====    =====
        Total net sales                  100.0%   100.0%   100.0%   100.0%
                                         =====    =====    =====    =====

Cost of sales:
    Products                              10.9%    12.3%    10.7%    12.2%
    Services                              36.6     41.0     40.0     46.6
        Total cost of sales               15.4     17.0     16.0     18.0

Gross profit:
    Products                              89.1     87.7     89.3     87.8
    Services                              63.4     59.0     60.0     53.4
        Total gross profit                84.6     83.0     84.0     82.0

Operating expenses:
    Product development                   10.9      8.0     10.3      8.3
    Selling and marketing                 26.2     26.2     28.7     26.9
    General and administrative            14.8     16.7     15.6     15.9
    Purchased research and development     4.1      0.0      2.1      0.0
                                         -----    -----    -----    -----
        Total operating expenses          56.0     50.9     56.7     51.1
                                         -----    -----    -----    -----

        Operating income                  28.6     32.1     27.3     30.9

Other income (expense):
    Interest income                        3.6      0.3      3.8      0.3
    Interest expense                      -0.1     -2.2      0.0     -2.2
    Other, net                             0.5     -0.3      0.6     -0.3
                                         -----    -----    -----    -----
        Total other income (expense)       4.0     -2.2      4.4     -2.2
                                         -----    -----    -----    -----

Income before taxes                       32.6     29.9     31.7     28.7

Income taxes                              13.2      0.0     13.0      9.7

                                         =====    =====    =====    =====
Net income                                19.4%    29.9%    18.7%    19.0%
                                         =====    =====    =====    =====


THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         Net Sales. The Company's net sales increased by $3.0 million, or 34.2%, to $11.7 million in the second quarter of 1998 from $8.7 million in the second quarter of 1997. Product sales increased by $2.4 million, or 32.6%, to $9.7 million in the second quarter of 1998 from $7.3 million in the second quarter of 1997. The increase in product sales is primarily attributable to (i) increased sales of Accelerated Reader title disks to a larger base of Accelerated Reader schools, including the introduction of approximately 1,600 new book titles since March 31, 1998, (ii) the continuation of very strong STAR Reading sales which started shipping in September 1996, and (iii) the addition of over 2,100 new Accelerated Reader and STAR Reading schools in the second quarter of 1998. Sales of Accelerated Reader software and supplemental Accelerated Reader title disks remained relatively constant at approximately 50% and 51% of net sales in the second quarter of 1998 and 1997, respectively.

         In April, 1998, the Company announced the introduction of two new products: Accelerated Math, a new computerized algorithm-based math management system to help teachers ensure student achievement of all math objectives; and STAR Math, a computerized norm-referenced math test and database. Shipment of STAR Math is scheduled for September and Accelerated Math should begin shipping in late November.

         Service revenue, which consists of revenue from sales of: (i) training seminars and programs and (ii) software support agreements, increased by $608,000, or 42.4%, to $2.0 million in the second quarter of 1998 from $1.4 million in the second quarter of 1997. This increase is primarily attributable to an increased number of Reading Renaissance training sessions, and, to a lesser extent, additional revenue from software support agreements principally associated with increased new product sales.

         Cost of Sales. The cost of sales of products increased by $161,000, or 18.0%, to $1.1 million in the second quarter of 1998 from $895,000 in the second quarter of 1997. As a percentage of product sales, the cost of sales of products decreased to 10.9% in the second quarter of 1998 compared to 12.3% in the second quarter of 1997, primarily due to operating leverage associated with increased product sales. The cost of sales of services increased by $161,000, or 27.4%, to $748,000 in the second quarter of 1998 from $587,000 in the second quarter of 1997. As a percentage of sales of services, the cost of sales of services declined to 36.6% in the second quarter of 1998 compared to 41.0% in the second quarter of 1997 primarily as a result of decreased costs of delivering training sessions. During the summer months, the Company delivers more on-site training sessions than the more costly to deliver off-site sessions which are more common during the school year. As a result, the Company anticipates that gross profit margins on services will continue to improve in the third quarter of 1998 over early 1998 levels. The Company's overall gross profit margin improved 1.4% to 84.6% in the second quarter of 1998 from 83.0% in the second quarter of 1997, due to improved gross profit margins on both products and services. Management expects that the overall gross profit margin will remain relatively constant in 1998.

         Product Development. Product development expenses increased by $587,000, or 84.4%, to $1.3 million in the second quarter of 1998 from $696,000 in the second quarter of 1997. These expenses increased primarily due to increased development staff and consulting costs associated with new products. As a percentage of net sales, product development costs increased to 10.9% in the second quarter of 1998 from 8.0% in the second quarter of 1997. The Company anticipates that the total dollar amount of product development costs will continue to increase as the Company extends its product offerings into other areas of the K-12 curriculum.

         Selling and Marketing. Selling and marketing expenses increased by $777,000, or 33.9%, to $3.1 million in the second quarter of 1998 from $2.3 million in the second quarter of 1997. These expenses increased due to (i) salary and recruiting costs associated with the hiring of additional personnel,
(ii) mailings to an increased customer and prospect base and increased advertising in publications and (iii) participation in more trade shows. As a percentage of net sales, selling and marketing expenses remained constant at 26.2% in the second quarter of 1998 and 1997. Management anticipates incurring increased selling and marketing expenses during the second half of 1998 due primarily to the introduction of Accelerated Math, writing products acquired in the purchase of Logicus, and, to a lesser extent, the expansion of international selling and marketing activities.

         General and Administrative. General and administrative expenses increased by $285,000, or 19.6%, to $1.7 million in the second quarter of 1998 from $1.5 million in the second quarter of 1997. The higher expenses for the second quarter of 1998 are largely due to increased costs associated with: (i) the conversion to a publicly held company in late 1997 and (ii) increased costs associated with the hiring of additional personnel, including wages and related benefits. As a percentage of net sales, general and administrative costs decreased to 14.8% in the second quarter of 1998 compared to 16.7% in the second quarter of 1997.

         Purchased Research and Development. Purchased research and development was $475,000 in the second quarter of 1998 compared to no such expense in second quarter 1997. In connection with the acquisition of Logicus Incorporated, $475,000 of the purchase price was allocated to purchased research and development which was expensed in June 1998.

         Operating Income. Operating income increased by $543,000, or 19.3%, to $3.3 million in the second quarter of 1998 from $2.8 million in the second quarter of 1997. As a percentage of net sales, operating income decreased to 28.6% in the second quarter of 1998 compared to 32.1% in the second quarter of 1997. Excluding the effect of the purchased research and development expense, operating income would have increased by $1.0 million, or 36.3%, to $3.8 million in the second quarter of 1998, or 32.6% of net sales.

         Interest Income. Interest income increased $399,000 to $422,000 in the second quarter of 1998 from $23,000 in the second quarter of 1997. This increase is due to an increase in interest earning short-term investments which were purchased with proceeds from the Company's initial public offering in late 1997.

         Interest Expense. Interest expense decreased $187,000 in the second quarter of 1998 compared to the same period in 1997. In late 1997, proceeds from the Company's initial public offering were used to pay all outstanding indebtedness.

         Income Tax Expense. Income tax expense of $1.6 million was recorded in the second quarter of 1998 at an effective income tax rate, as a percent of pre-tax income, of 40.6%. Prior to September 29, 1997, the shareholders of Advantage Learning Systems, Inc. ("ALS") and the Institute for Academic Excellence, Inc. (the "Institute") had elected to have these companies treated as "S corporations" under the Internal Revenue Code. Accordingly, the financial statements do not include any provision or liability for current or deferred federal or state income taxes related to ALS or the Institute for any periods prior to September 29, 1997.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Net Sales. The Company's net sales increased by $5.8 million, or 35.1%, to $22.3 million in the first half of 1998 from $16.5 million in the first half of 1997. Product sales increased by $4.6 million, or 33.3%, to $18.3 million in the first half of 1998 from $13.7 million in the first half of 1997. The increase in product sales is primarily attributable to (i) increased sales of Accelerated Reader title disks to a larger base of Accelerated Reader schools, including the introduction of approximately 2,800 new book titles since December 31, 1997, (ii) the continuation of very strong STAR Reading sales which started shipping in September 1996, and (iii) the addition of approximately 3,600 new Accelerated Reader and STAR Reading schools in the first half of 1998. Sales of Accelerated Reader software and supplemental Accelerated Reader title disks remained relatively constant at approximately 52% and 53% of net sales in the first half of 1998 and 1997, respectively.

         Service revenue increased by $1.2 million, or 43.8%, to $4.0 million in the first half of 1998 from $2.8 million in the first half of 1997. This increase is primarily attributable to an increased number of Reading Renaissance training sessions, and, to a lesser extent, additional revenue from software support agreements principally associated with increased new product sales.

         Cost of Sales. The cost of sales of products increased by $282,000, or 16.8%, to $2.0 million in the first half of 1998 from $1.7 million in the first half of 1997. As a percentage of product sales, the cost of sales of products decreased to 10.7% in the first half of 1998 compared to 12.2% in the first half of 1997, primarily due to operating leverage associated with increased product sales. The cost of sales of services increased by $307,000, or 23.6%, to $1.6 million in the first half of 1998 from $1.3 million in the first half of 1997. As a percentage of sales of services, the cost of sales of services declined to 40.0% in the first half of 1998 compared to 46.6% in the first half of 1997 primarily as a result of decreased costs of delivering training sessions. The Company anticipates that gross profit margins on services will continue to improve in the third quarter of 1998 over early 1998 levels due to an increase in less costly to deliver on-site training sessions during the summer months. The Company's overall gross profit margin improved 2.0% to 84.0% in the first half of 1998 from 82.0% in the first half of 1997, due to improved gross profit margins on both products and services. Management expects that the overall gross profit margin will remain relatively constant in 1998.

         Product Development. Product development expenses increased by $936,000, or 68.1%, to $2.3 million in the first half of 1998 from $1.4 million in the first half of 1997. These expenses increased primarily due to increased development staff and consulting costs associated with new products. As a percentage of net sales, product development costs increased to 10.3% in the first half of 1998 from 8.3% in the first half of 1997. The Company anticipates that the total dollar amount of product development costs will continue to increase as the Company extends its product offerings into other areas of the K-12 curriculum.

         Selling and Marketing. Selling and marketing expenses increased by $2.0 million, or 44.2%, to $6.4 million in the first half of 1998 from $4.5 million in the first half of 1997. These expenses increased primarily due to (i) increased advertising expenses including costs associated with the publication of additional catalogs, mailings to an increased customer and prospect base and increased advertising in publications, (ii) salary and recruiting costs associated with the hiring of additional personnel and (iii) participation in more trade shows. As a percentage of net sales, selling and marketing expenses increased to 28.7% in the first half of 1998 from 26.9% in the first half of 1997. Management anticipates incurring increased selling and marketing expenses during the second half of 1998 due primarily to the introduction of Accelerated Math, writing products acquired in the purchase of Logicus, and, to a lesser extent, the expansion of international selling and marketing activities.

         General and Administrative. General and administrative expenses increased by $858,000, or 32.7%, to $3.5 million in the first half of 1998 from $2.6 million in the first half of 1997. The higher expenses for the first half of 1998 are largely due to increased costs associated with: (i) the conversion to a publicly held company in late 1997 and (ii) increased costs associated with the hiring of additional personnel, including wages and related benefits. As a percentage of net sales, general and administrative costs remained relatively constant at 15.6% in the first half of 1998 compared to 15.9% in the first half of 1997.

         Purchased Research and Development. Purchased research and development was $475,000 in the first half of 1998 compared to no such expense in first half 1997. In connection with the acquisition of Logicus Incorporated, $475,000 of the purchase price was allocated to purchased research and development which was expensed in June 1998.

         Operating Income. Operating income increased by $974,000, or 19.0%, to $6.1 million in the first half of 1998 from $5.1 million in the first half of 1997. As a percentage of net sales, operating income decreased to 27.3% in the first half of 1998 compared to 30.9% in the first half of 1997. Excluding the effect of the purchased research and development expense, operating income would have increased by $1.4 million, or 28.3%, to $6.6 million in the first half of 1998, or 29.4% of net sales.

         Interest Income. Interest income increased $807,000 to $856,000 in the first half of 1998 from $49,000 in the first half of 1997. This increase is due to an increase in interest earning short-term investments purchased with proceeds from the Company's initial public offering in late 1997.

         Interest Expense. Interest expense decreased $362,000 in the first half of 1998 compared to the same period in 1997. In late 1997, proceeds from the Company's initial public offering were used to pay all outstanding indebtedness.

         Income Tax Expense. Income tax expense of $2.9 million was recorded in the first half of 1998 at an effective income tax rate, as a percent of pre-tax income, of 41.0%. A deferred tax asset and corresponding benefit of $1.6 million recorded in 1996 in connection with the operations of IPS Publishing, Inc. ("IPS"), which was a C corporation at the time, was reversed in January 1997 when IPS elected S corporation status. Prior to September 29, 1997, the shareholders of ALS and the Institute had elected to have these companies treated as S corporations under the Internal Revenue Code. Accordingly, the financial statements do not include any provision or liability for current or deferred federal or state income taxes related to ALS or the Institute for any periods prior to September 29, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company's cash and cash equivalents decreased to $6.3 million from the December 31, 1997 total of $22.3 million. The decrease of $16.0 million in cash and cash equivalents in the first half of 1998 is primarily due to the net effect of (i) the purchase of $18.8 million in short-term commercial paper, (ii) an increase of $5.5 million in net cash provided by operating activities and (iii) $2.3 million used in the purchase of property, plant and equipment, of which $1.7 million related to the construction of an office facility in Madison, Wisconsin.

Effective June 30, 1998, the Company acquired 100% of the stock of Logicus Incorporated. The cash settlement of this transaction took place on July 1, 1998. The acquisition is not expected to have a material impact on 1998 financial results.

In December 1997, the Company obtained a $7.5 million unsecured revolving line of credit with a bank which matures on December 31, 1998. The line of credit bears interest at either a floating rate based on the prime rate established by the bank less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. As of June 30, 1998, the line of credit had not been used.

In March 1998, Athena Holdings LLC ("AHL") was formed by the Company and an unaffiliated party to develop an office facility in the Madison, Wisconsin area. The Company received a 70% interest in AHL in return for its capital contribution of $700,000. This facility will be used for the Company's Madison operations and the other party will also utilize part of the facility. The estimated total cost of the project is approximately $6.6 million. The Company is providing permanent financing for the project in the form of a mortgage note with interest at a market rate.

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


YEAR 2000

The Company has investigated the extent to which its operations are subject to Year 2000 issues and assessed the measures it believes will be necessary to avoid any material disruption to its operations relating to Year 2000 issues. On the basis of this investigation and assessment, the Company has taken steps to ensure that its products and systems will not be adversely impacted by Year 2000 issues. As of the date hereof, substantially all of the Company's products are Year 2000 compliant. The cost to the Company for such compliance measures has not been material, and management believes that the cost of additional modifications will likewise not be material. In addition to assessing its own readiness for the Year 2000, the Company has begun the process of initiating formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

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

Not applicable until December 31, 1998.

Part  II - OTHER INFORMATION

Item   2.   Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d) The net proceeds to the Company from its initial public offering, after deducting underwriting discounts of $3,606,400 and other expenses of approximately $941,000, were approximately $46,972,000. From September 24, 1997 (the effective date of the Company's Form S-1 Registration Statement) through June 30, 1998, the Company used the net proceeds from the offering as follows:

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

         (iv) Approximately $10.5 million was used to pay distributions of S corporation retained profits to S corporation shareholders.

         (v) Approximately $1.7 million was used to invest in Athena Holdings LLC, a limited liability company formed for the purpose of constructing a building for the Institute for Academic Excellence, Inc.'s operations.

The remaining proceeds have been invested in cash-equivalents and short-term investments. The Company has broad discretion with respect to the use of the remaining proceeds.


Item   4.   Submission of Matters to a Vote of Security Holders

(a)      On April 28, 1998, the Company held its Annual Meeting of Shareholders.

(b)      Not applicable.

(c) The Annual Meeting of Shareholders was held to elect seven directors to serve until the 1999 Annual Meeting of Shareholders and until their successors are elected and qualified. The results of this proposal, which was voted upon at the Annual Meeting, are as follows:


                                                           For           Withheld            Abstain/Broker Non-vote
                                                           ---           --------            -----------------------

           (1)  Judith A. Paul                           16,454,014         1,300                 447,069
           (2)  Terrance D. Paul                         16,454,014         1,300                 447,069
           (3)  Michael H. Baum                          16,454,014         1,300                 447,069
           (4)  John R. Hickey                           16,454,014         1,300                 447,069
           (5)  Timothy P. Welch                         16,454,014         1,300                 447,069
           (6)  Perry S. Akins                           16,454,014         1,300                 447,069
           (7)  John H. Grunewald                        16,454,014         1,300                 447,069


(d)       Not applicable.
                                     - 11 -

Item   6.   Exhibits and Reports on Form 8-K


(a) Exhibits.

         Exhibit No.                Description
         -----------                -----------
            27.1                    Financial Data Schedule


(b) The Company filed no reports on Form 8-K during the quarter covered by this report.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ADVANTAGE LEARNING SYSTEMS, INC.
                             (Registrant)



    August 14, 1998          /s/ Michael H. Baum
    ---------------------    ------------------------------
            Date             Michael H. Baum
                             Chief Executive Officer
                             (Principal Executive Officer)


    August 14, 1998          /s/ Timothy Sherlock
    ---------------------    ------------------------------
            Date             Timothy Sherlock
                             Secretary, Vice President, and
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                                Index to Exhibits

         Exhibit No.                Description
         -----------                -----------
             27.1                   Financial Data Schedule