Form 10-Q
period 1998-09-30
ADVANTAGE LEARNING SYSTEMS INC
filed 1998-11-13
CIK 1030484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED SEPTEMBER 30, 1998.


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

                                Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
         CLASS                                     OCTOBER 31, 1998
         -----                                     ----------------
Common Stock, $0.01 par value                         16,915,712

                        ADVANTAGE LEARNING SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998



PART I  - FINANCIAL INFORMATION
                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
ITEM 1.   FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheets at September 30, 1998
                  and December 31, 1997 .........................................................        1

         Unaudited Consolidated Statements of Income for
                  the Three Months and Nine Months Ended
                  September 30, 1998 and 1997 ...................................................        2

         Unaudited Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 1998 and 1997.......................................        3

         Notes to Unaudited Consolidated Financial Statements....................................        4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................................................        6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK..........................................................................       12


PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES  AND USE OF PROCEEDS.............................................       13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ......................................................       13









                                    - Index -

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ADVANTAGE LEARNING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           SEPTEMBER 30,              DECEMBER 31,
                                                                              1998                      1997
                                                                         -----------------          ----------------
                                                                                         (In thousands)

                             ASSETS
Current assets:
    Cash and cash equivalents                                               $ 8,246                      $22,320
    Short term investments                                                   23,633                        6,865
    Accounts receivable, less allowance of
        $518 in 1998 and $638 in 1997                                         7,336                        3,317
    Inventories                                                                 689                          345
    Prepaid expenses                                                            660                          746
    Deferred tax asset                                                        2,025                        1,831
                                                                            -------                      -------
        Total current assets                                                 42,589                       35,424
                                                                            -------                      -------
    Property, plant and equipment, net                                       15,177                       11,315
    Building held for sale                                                      708                          727
    Deferred tax asset                                                        1,562                        1,661
    Intangibles, net                                                          1,648                        1,599
    Capitalized software, net                                                    98                          157
                                                                            -------                      -------
        Total assets                                                        $61,782                      $50,883
                                                                            =======                      =======


        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $ 1,904                      $   982
    Deferred revenue                                                          3,481                        2,854
    Payroll and employee benefits                                             1,162                          657
    Retainage and amounts due under construction contract                      --                             17
    Income taxes payable                                                      1,387                         --
    Other current liabilities                                                 1,823                        1,684
    Distribution payable to shareholders                                       --                            555
                                                                            -------                      -------
Total current liabilities                                                     9,757                        6,749
                                                                            -------                      -------
    Deferred revenue                                                          1,149                        1,299
                                                                            -------                      -------
Total liabilities                                                            10,906                        8,048

Minority interest                                                                58                         --

Shareholders' equity                                                         50,818                       42,835
                                                                            -------                      -------
        Total liabilities and shareholders' equity                          $61,782                      $50,883
                                                                            =======                      =======


See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                            THREE MONTHS                       NINE MONTHS
                                                                         ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                     1998               1997              1998               1997
                                                               --------------      -------------       ------------       ----------
                                                                              (In thousands, except per share amounts)
Net sales:
    Products                                                       $ 11,325          $  7,493           $ 29,642           $ 21,236
    Services                                                          3,694             2,160              7,722              4,961
                                                                   --------          --------           --------           --------
        Total net sales                                              15,019             9,653             37,364             26,197
                                                                   --------          --------           --------           --------
Cost of sales:
    Products                                                            825               856              2,783              2,532
    Services                                                          1,394               899              3,006              2,203
                                                                   --------          --------           --------           --------
        Total cost of sales                                           2,219             1,755              5,789              4,735
                                                                   --------          --------           --------           --------
        Gross profit                                                 12,800             7,898             31,575             21,462
Operating expenses:
    Product development                                               1,226               905              3,536              2,280
    Selling and marketing                                             3,591             2,554             10,010              7,006
    General and administrative                                        1,762             1,517              5,241              4,138
    Purchased research and development                                 --                --                  475               --
    Phantom stock plan termination                                     --               1,617               --                1,617
                                                                   --------          --------           --------           --------
        Total operating expenses                                      6,579             6,593             19,262             15,041
                                                                   --------          --------           --------           --------
        Operating income                                              6,221             1,305             12,313              6,421
Other income (expense):
    Interest income                                                     423                35              1,279                 84
    Interest expense                                                   --                (275)                (8)              (643)
    Other, net                                                           41                69                173                 24
                                                                   --------          --------           --------           --------
Income before taxes                                                   6,685             1,134             13,757              5,886
Income taxes (benefit)                                                2,676            (3,505)             5,575             (1,903)
                                                                   --------          --------           --------           --------

Net income                                                         $  4,009          $  4,639           $  8,182           $  7,789
                                                                   ========          ========           ========           ========

Basic and diluted earnings per share                               $   0.24          $   0.34           $   0.48           $   0.57
                                                                   ========          ========           ========           ========


See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                     1998               1997
                                                                                                 ------------      -------------
                                                                                                          (In thousands)
Reconciliation of net income to net cash provided by operating activities:
    Net income                                                                                     $  8,182           $  7,789
    Noncash (income) expenses included in net income -
        Depreciation and amortization                                                                 1,442              1,065
        Purchased research and development                                                              475               --
        Deferred income taxes                                                                           (95)            (1,903)
    Change in assets and liabilities -
            Accounts receivable                                                                      (3,984)            (2,290)
            Inventory                                                                                  (308)               145
            Prepaid expenses                                                                           (326)              (205)
            Accounts payable and other current liabilities                                            3,081              4,024
            Retainage and amounts due under construction contract                                       (17)              (953)
            Deferred revenue                                                                            477              1,025
    Other                                                                                               (20)              --
                                                                                                   --------           --------
       Net cash provided by operating activities                                                      8,907              8,697
                                                                                                   --------           --------

Cash flows used in investing activities:
    Purchase of property, plant and equipment                                                        (4,815)            (1,009)
    Short-term investments                                                                          (16,769)              --
    Capitalized software development costs                                                              (94)                (4)
     Acquisition                                                                                       (634)              --
                                                                                                   --------           --------
        Net cash used in investing activities                                                       (22,312)            (1,013)
                                                                                                   --------           --------

Cash flows provided by (used in) financing activities:
    Proceeds from issuance of stock                                                                    --               40,914
    Equity contribution from minority partner                                                            66               --
    Payments on debt                                                                                   --                 (350)
    Distribution to shareholders                                                                       (857)            (7,554)
    Proceeds from exercise of stock options                                                             122               --
    Proceeds from long-term debt and notes payable to shareholders                                     --                1,100
                                                                                                   --------           --------
        Net cash provided by (used in) financing activities                                            (669)            34,110
                                                                                                   --------           --------
Net (decrease) increase in cash                                                                     (14,074)            41,794
Cash and cash equivalents, beginning of period                                                       22,320              1,756
                                                                                                   --------           --------
Cash and cash equivalents, end of period                                                           $  8,246           $ 43,550
                                                                                                   ========           ========




See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. CONSOLIDATION
The consolidated financial statements include the financial results of Advantage Learning Systems, Inc. ("ALS") and its consolidated subsidiaries (collectively the "Company"). All significant intercompany transactions have been eliminated in the consolidated financial statements.


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

The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


3. ACQUISITION
Effective June 30, 1998, the Company acquired 100% of the stock of Logicus Incorporated ("Logicus"), an Ontario, Canada-based firm specializing in writing enhancement software. The transaction was accounted for using the purchase method of accounting. The estimated fair value of the assets and liabilities of Logicus are included in the consolidated balance sheet of the Company since June 30, 1998. A preliminary allocation of the purchase price includes valuation of certain acquired in-process research and development costs which resulted in a pre-tax charge of $475,000 in the second quarter of 1998.


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

The weighted average shares outstanding during the three and nine months ended September 30, 1998 and 1997 are as follows:

                                            Three Months Ended September 30,              Nine Months Ended September 30,
                                                1998               1997                     1998                1997
                                         ----------------     ----------------        ---------------     -----------------

Basic Weighted Average Shares              16,903,529           13,681,909              16,902,769           13,660,330

Impact of Stock Options                        84,113               49,427                  70,956               49,427

Diluted Weighted Average Shares            16,987,642           13,731,336              16,973,725           13,709,757


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


6. RECENT ACCOUNTING PRONOUNCEMENTS
In 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2") "Software revenue recognition". This SOP was issued to provide guidance on applying generally accepted accounting principles to software transactions and to narrow the range of revenue recognition practices that were in use before its issuance. SOP 97-2 is generally effective for transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 had no material impact on the Company's results of operations for the nine months ended September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

                                                   THREE MONTHS                          NINE MONTHS
                                                ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                             1998               1997                1998             1997
                                         --------------    ---------------      -------------    -------------

Net Sales:
    Products                                      75.4 %             77.6 %             79.3 %           81.1 %
    Services                                      24.6               22.4               20.7             18.9
                                         ==============    ===============      =============    =============
        Total net sales                          100.0 %            100.0 %            100.0 %          100.0 %
                                         ==============    ===============      =============    =============

Cost of sales:
    Products                                       7.3 %             11.4 %              9.4 %           11.9 %
    Services                                      37.7               41.6               38.9             44.4
        Total cost of sales                       14.8               18.2               15.5             18.1

Gross profit:
    Products                                      92.7               88.6               90.6             88.1
    Services                                      62.3               58.4               61.1             55.6
        Total gross profit                        85.2               81.8               84.5             81.9

Operating expenses:
    Product development                            8.2                9.4                9.4              8.7
    Selling and marketing                         23.9               26.5               26.8             26.7
    General and administrative                    11.7               15.7               14.0             15.8
    Purchased research and development             0.0                0.0                1.3              0.0
    Phantom stock plan termination                 0.0               16.7                0.0              6.2
                                         --------------    ---------------      -------------    -------------
        Total operating expenses                  43.8               68.3               51.5             57.4
                                         --------------    ---------------      -------------    -------------

        Operating income                          41.4               13.5               33.0             24.5

Other income (expense):
    Interest income                                2.8                0.4                3.4              0.3
    Interest expense                               0.0               -2.8                0.0             -2.5
    Other, net                                     0.3                0.7                0.4              0.1
                                         --------------    ---------------      -------------    -------------
        Total other income (expense)               3.1               -1.7                3.8             -2.1
                                         --------------    ---------------      -------------    -------------

Income before taxes                               44.5               11.8               36.8             22.4

Income taxes (benefit)                            17.8              -36.3               14.9             -7.3

                                         ==============    ===============      =============    =============
Net income                                        26.7 %             48.1 %             21.9 %           29.7 %
                                         ==============    ===============      =============    =============


THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Net Sales. The Company's net sales increased by $5.4 million, or 55.6%, to $15.0 million in the third quarter of 1998 from $9.6 million in the third quarter of 1997. Product sales increased by $3.8 million, or 51.1%, to $11.3 million in the third quarter of 1998 from $7.5 million in the third quarter of 1997. The increase in product sales is primarily attributable to (i) increased sales of Accelerated Reader title disks to a larger base of Accelerated Reader schools, including the introduction of approximately 2,200 new book titles since June 30, 1998, (ii) the continuation of very strong STAR Reading sales, (iii) the addition of over 2,400 new customer schools in the third quarter of 1998 and
(iv) sales of the Company's new STAR Math computer-adaptive math test and database which began shipping in late September 1998.

         Reading software sales were positively impacted in the third quarter by several large orders: Dade County, Florida adopted the Company's reading software on a county-wide basis; a six-district consortium in Washington state received a federal grant for software and training; and a large number of Idaho schools received a grant to purchase software from the Albertson Foundation. While the Company anticipates continued growth over the long term in the sale of its reading software products, large scale sales such as those described above are unlikely to recur in every quarter. This may cause quarters in which such sales occur to have higher sales and higher sales growth rates than subsequent quarters.

         In April 1998, the Company announced the introduction of two new products: Accelerated Math, a new computerized algorithm-based math management system to help teachers ensure student achievement of all math objectives; and STAR Math, a computerized norm-referenced math test and database. Shipment of STAR Math began in late September and Accelerated Math should begin shipping in late November.

         The introduction of new products has the potential to cause significant sales fluctuations in the quarter or quarters in which such products are first shipped to customers. It is the Company's practice to announce new products several months prior to the time at which such products will be ready for shipment. The Company believes this practice is necessary to allow customers sufficient lead time for budgeting and curriculum purposes. This practice historically has resulted in a significant backlog for orders of new products. These orders are generally filled within a relatively short period of time after the product is ready for shipment. The introduction of products in certain quarters could cause those quarters to have significantly higher sales and higher sales growth rates than subsequent quarters.

         Service revenue, which consists of revenue from sales of: (i) training seminars and programs and (ii) software support agreements, increased by $1.5 million, or 71.0%, to $3.7 million in the third quarter of 1998 from $2.2 million in the third quarter of 1997. This increase is primarily attributable to additional revenue from software support agreements principally associated with increased new product sales and to an increased number of Reading Renaissance training sessions.

         Cost of Sales. The cost of sales of products decreased by $31,000, or 3.6%, to $825,000 in the third quarter of 1998 from $857,000 in the third quarter of 1997. As a percentage of product sales, the cost of sales of products decreased to 7.3% in the third quarter of 1998 compared to 11.4% in the third quarter of 1997, primarily due to operating leverage associated with increased product sales. The cost of sales of services increased by $495,000, or 55.1%, to $1.4 million in the third quarter of 1998 from $899,000 in the third quarter of 1997. As a percentage of sales of services, the cost of sales of services declined to 37.7% in the third quarter of 1998 compared to 41.6% in the third quarter of 1997 primarily as a result of decreased costs of delivering training sessions. The Company's overall gross profit margin improved 3.4% to 85.2% in the third quarter of 1998 from 81.8% in the third quarter of 1997, due to improved gross profit margins on both products and services. Management expects that the overall gross profit margin will remain relatively constant for the remainder of 1998.

         Product Development. Product development expenses increased by $321,000, or 35.5%, to $1.2 million in the third quarter of 1998 from $905,000 in the third quarter of 1997. These expenses increased primarily due to increased development staff and consulting costs associated with new products. As a percentage of net sales, product development costs decreased to 8.2% in the third quarter of 1998 from 9.4% in the third quarter of 1997. The Company anticipates that the total dollar amount of product development costs will continue to increase as the Company extends its product offerings into other areas of the K-12 curriculum.

         Selling and Marketing. Selling and marketing expenses increased by $1.0 million, or 40.6%, to $3.6 million in the third quarter of 1998 from $2.6 million in the third quarter of 1997. These expenses increased primarily due to
(i) mailings to an increased customer and prospect base and increased advertising in publications and (ii) salary and recruiting costs associated with the hiring of additional personnel. As a percentage of net sales, selling and marketing expenses decreased to 23.9% in the third quarter of 1998 from 26.5% in the third quarter of 1997. Management anticipates that selling and marketing expenses will generally continue to rise as the Company expands its customer and prospect base.

         General and Administrative. General and administrative expenses increased by $245,000, or 16.1%, to $1.8 million in the third quarter of 1998 from $1.5 million in the third quarter of 1997. As a percentage of net sales, general and administrative costs decreased to 11.7% in the third quarter of 1998 compared to 15.7% in the third quarter of 1997.

         Phantom Stock Plan Termination. The Company's phantom stock plan terminated on September 30, 1997 in connection with the closing of the initial public offering of its common stock on that date. The one time charge of approximately $1.6 million associated with the plan termination was expensed in September 1997.

         Operating Income. Operating income increased by $4.9 million to $6.2 million in the third quarter of 1998 from $1.3 million in the third quarter of 1997 due to a $4.9 million increase in total gross profit while total operating expenses remained constant at $6.6 million. As a percentage of net sales, operating income increased to 41.4% in the third quarter of 1998 compared to 13.5% in the third quarter of 1997. Excluding the effect of the phantom stock plan termination charge in 1997, operating income would have increased by $3.3 million, or 112.9% over third quarter 1997 adjusted operating income.

         Interest Income. Interest income increased $387,000 to $423,000 in the third quarter of 1998 from $35,000 in the third quarter of 1997. This increase is due to an increase in interest earning short-term investments which were purchased with proceeds from the Company's initial public offering in late 1997.

         Interest Expense. Interest expense decreased $274,000 in the third quarter of 1998 compared to the same period in 1997. In late 1997, proceeds from the Company's initial public offering were used to pay all outstanding indebtedness.

         Income Tax Expense. Income tax expense of $2.7 million was recorded in the third quarter of 1998 at an effective income tax rate, as a percent of pre-tax income, of 40.0%. A tax benefit of $3.5 million was recorded in September 1997 in connection with the Company's change in tax status from S corporation status to C corporation status on September 29, 1997.

         Net Income. Net income for the third quarter of 1998 was $4.0 million, or $0.24 per basic and diluted share. This compares to net income of $4.6 million, or $0.34 per basic and diluted share, for the third quarter of 1997. Excluding the charge associated with the phantom stock plan termination and the tax benefit from the Company's change in tax status, and after applying a tax rate as if the Company had been a C corporation for the entire quarter, net income for the third quarter of 1997 would have been $1.6 million, or $0.12 per basic and diluted share.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Net Sales. The Company's net sales increased by $11.2 million, or 42.6%, to $37.4 million for the nine months ended September 30, 1998 from $26.2 million in the first nine months of 1997. Product sales increased by $8.4 million, or 39.6%, to $29.6 million in the first nine months of 1998 from $21.2 million in the same period of 1997. The increase in product sales is primarily attributable to (i) increased sales of Accelerated Reader title disks to a larger base of Accelerated Reader schools, including the introduction of approximately 5,000 new book titles since December 31, 1997, (ii) the continuation of very strong STAR Reading sales, and (iii) the addition of approximately 6,000 new customer schools in 1998. Sales for the first nine months of 1998 were also impacted by large scale software orders as described above. Sales of Accelerated Reader software and supplemental Accelerated Reader title disks accounted for approximately one half of net sales in the first nine months of 1998 and 1997.

         Service revenue increased by $2.8 million, or 55.7%, to $7.7 million for the first nine months of 1998 as compared to $4.9 million in the same period in 1997. This increase is primarily attributable to an increased number of Reading Renaissance training sessions and to additional revenue from software support agreements principally associated with increased new product sales.

         Cost of Sales. The cost of sales of products increased by $251,000, or 9.9%, to $2.8 million in the first nine months of 1998 from $2.5 million in 1997. As a percentage of product sales, the cost of sales of products decreased to 9.4% in the first nine months of 1998 compared to 11.9% in the first nine months of 1997, primarily due to operating leverage associated with increased product sales. The cost of sales of services increased by $803,000, or 36.4%, to $3.0 million in the first nine months of 1998 compared to $2.2 million in the same period in 1997. As a percentage of sales of services, the cost of sales of services declined to 38.9% in the first nine months of 1998 compared to 44.4% in 1997 primarily as a result of decreased costs of delivering training sessions. The Company's overall gross profit margin improved 2.6% to 84.5% in the first nine months of 1998 from 81.9% in the first nine months of 1997, due to improved gross profit margins on both products and services. Management expects that the overall gross profit margin will remain relatively constant for the remainder of 1998.

         Product Development. Product development expenses increased by $1.3 million, or 55.1%, to $3.5 million for the nine months ended September 30, 1998 as compared to $2.3 million for the corresponding 1997 period. These expenses increased primarily due to increased development staff and consulting costs associated with new products. As a percentage of net sales, product development costs increased to 9.4% in the first nine months of 1998 from 8.7% in the first nine months of 1997. The Company anticipates that the total dollar amount of product development costs will continue to increase as the Company extends its product offerings into other areas of the K-12 curriculum.

         Selling and Marketing. Selling and marketing expenses increased by $3.0 million, or 42.9%, to $10.0 million in the first nine months of 1998 from $7.0 million in the first nine months of 1997. These expenses increased primarily due to (i) the publication of additional catalogs, mailings to an increased customer and prospect base and increased advertising in publications, (ii) salary and recruiting costs associated with the hiring of additional personnel and (iii) participation in more trade shows. As a percentage of net sales, selling and marketing expenses remained relatively constant at 26.8% and 26.7% of net sales in the first nine months of 1998 and 1997, respectively. Management anticipates that selling and marketing expenses will generally continue to rise as the Company expands its customer and prospect base.

         General and Administrative. General and administrative expenses increased by $1.1 million, or 26.6%, to $5.2 million for the nine months ended September 30, 1998 as compared to $4.1 million for the same period in 1997. The higher expenses for 1998 are largely due to increased costs associated with: (i) the conversion to a publicly held company in late 1997 and (ii) increased costs associated with the hiring of additional personnel, including wages and related benefits. As a percentage of net sales, general and administrative costs decreased to 14.0% in the first nine months of 1998 from 15.8% for the same period in 1997.

         Purchased Research and Development. Purchased research and development was $475,000 in the first nine months of 1998 compared to no such expense in 1997. In connection with the acquisition of Logicus Incorporated, $475,000 of the purchase price was allocated to purchased research and development which was expensed in June 1998.

         Phantom Stock Plan Termination. The Company's phantom stock plan terminated on September 30, 1997 in connection with the closing of the initial public offering of its common stock on that date. The one time charge of approximately $1.6 million associated with the plan termination was expensed in September 1997.

         Operating Income. Operating income increased by $5.9 million, or 91.7%, to $12.3 million in the first nine months of 1998 from $6.4 million in the same period in 1997. As a percentage of net sales, operating income increased to 33.0% in the first nine months of 1998 compared to 24.5% in the first nine months of 1997. Excluding the effect of the purchased research and development expense in 1998 and the phantom stock plan termination charge in 1997, operating income would have increased by $4.7 million, or 59.1%, to $12.8 million in the first nine months of 1998, or 34.2% of net sales.

         Interest Income. Interest income increased $1.2 million to $1.3 million in the first nine months of 1998 from $84,000 in the first nine months of 1997. This increase is due to an increase in interest earning short-term investments purchased with proceeds from the Company's initial public offering in late 1997.

         Interest Expense. Interest expense decreased $636,000 in the first nine months of 1998 compared to the same period in 1997. In late 1997, proceeds from the Company's initial public offering were used to pay all outstanding indebtedness.

         Income Tax Expense. Income tax expense of $5.6 million was recorded in the first nine months of 1998 at an effective income tax rate, as a percent of pre-tax income, of 40.5%. A deferred tax asset and corresponding benefit of $1.6 million recorded in 1996 in connection with the operations of IPS Publishing, Inc. ("IPS"), which was a C corporation at the time, was reversed in January 1997 when IPS elected S corporation status. A tax benefit of $3.5 million was recorded in September 1997 in connection with the Company's change in tax status from S corporation to C corporation status on September 29, 1997.

         Net Income. Net income for the first three quarters of 1998 was $8.2 million, or $0.48 per basic and diluted share. This compares to net income of $7.8 million, or $0.57 per basic and diluted share, for the first nine months of 1997. Excluding the effect of purchased research and development in 1998, net income for the first nine months of 1998 would have been $8.5 million, or $0.50 per basic and diluted share. Excluding the non-recurring events described above and applying a tax rate as if the Company had been a C corporation for all of 1997, net income for the first nine months of 1997 would have been $4.5 million, or $0.33 per basic and diluted share.



LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company's cash, cash equivalents and short-term investments increased by $2.7 million to $31.9 million from $29.2 million at December 31, 1997. The net increase is due primarily to an increase of $8.9 million in net cash provided by operating activities offset in part by $4.8 million used in the purchase of property, plant and equipment.

Effective June 30, 1998, the Company acquired 100% of the stock of Logicus Incorporated. The acquisition is not expected to have a material impact on 1998 financial results.

In December 1997, the Company obtained a $7.5 million unsecured revolving line of credit with a bank which matures on December 31, 1998. The line of credit bears interest at either a floating rate based on the prime rate established by the bank less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. As of September 30, 1998, the line of credit had not been used.

In March 1998, Athena Holdings LLC ("AHL") was formed by the Company and an unaffiliated party to develop an office facility in the Madison, Wisconsin area. The Company received a 70% interest in AHL in return for its capital contribution of $700,000. This facility will be used for the Company's Madison operations and the other party will also utilize part of the facility. Additionally, a portion of the property will be leased to third parties. The estimated total cost of the project is approximately $6.6 million, of which approximately $3.9 million had been incurred as of September 30, 1998. The Company is providing permanent financing for the project in the form of a mortgage note with interest at a market rate.

Within the next 12 months, the Company expects to commence pilot operations in one or more international markets. It is anticipated that the investment required during this period will be approximately $1.5 million to $2.0 million.

The Company believes cash flow from operations and its current cash position will be sufficient to meet its working capital requirements for the foreseeable future.

YEAR 2000

         The Company has investigated the extent to which its operations are subject to Year 2000 issues and assessed the measures it believes will be necessary to avoid any material disruption to its operations relating to Year 2000 issues. On the basis of this investigation and assessment, the Company has taken steps to ensure that its systems and products will not be adversely impacted by Year 2000 issues. As of September 30, 1998, substantially all of the Company's systems and products are Year 2000 compliant. The cost to the Company for such compliance measures has been approximately $100,000, and management believes that the cost of additional modifications will be approximately $300,000. The cost of the Company's internal Year 2000 compliance measures is being funded through operating cash flows.

         In addition to assessing its own readiness for the Year 2000, the Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 issues. A significant percentage of these suppliers have responded in writing to the Company's Year 2000 readiness inquiries. The Company plans to continue assessment of its third-party business partners, including face-to-face meetings with management and/or on site visits as deemed appropriate. Despite the Company's diligence, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The cost to the Company for its third party compliance efforts as of September 30, 1998 has been approximately $500,000, and management believes that the cost of additional efforts in this regard will be approximately $300,000. The cost of the Company's external Year 2000 compliance measures is being funded through operating cash flows.

         With respect to Year 2000 risks associated with the Company's systems, the Company believes that the most reasonably likely worse case scenario is that the Company will experience a number of minor systems malfunctions and errors in the early part of the Year 2000 that were not detected during its compliance efforts. The Company believes that these problems will not be overwhelming and will not have a material effect on the Company's operations or financial results.

         With respect to Year 2000 risks associated with the Company's software products, the Company cannot be certain that the software will operate error free, or that the Company will not be subject to litigation, whether the software operates error free or not. However, the Company believes that based on its efforts to ensure compliance, it is not reasonably likely that the Company will be subject to such litigation.

         With respect to Year 2000 risks associated with third party suppliers, the Company believes that the most reasonably likely worst case scenario is that some of the Company's significant suppliers will not be Year 2000 compliant. Management also believes that the number of such suppliers will have been minimized by the Company's program of identifying non-compliant suppliers and replacing or jointly developing alternative supply or delivery solutions prior to the Year 2000.

         The Company has limited the scope of its risk assessment to those factors which it can reasonably be expected to have an influence upon. For example, the Company has made the assumption that government agencies, utility companies and national telecommunication providers will continue to operate. Obviously, the lack of such services could have a material effect on the Company's ability to operate, but the Company has little, if any, ability to influence such an outcome, or to make alternative arrangements in advance for such services in the event they are not available.

         The Company has not yet established a contingency plan to handle the most reasonably likely worst case scenarios described above. Nevertheless, the Company has begun to develop such a plan. If the Company and/or its significant suppliers are unable to resolve issues related to the Year 2000 on a timely basis, it could result in a material financial risk to the Company.

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

Part  II - OTHER INFORMATION

Item   2. Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d) The net proceeds to the Company from its initial public offering, after deducting underwriting discounts of $3,606,400 and other expenses of approximately $941,000, were approximately $46,972,000. From September 24, 1997 (the effective date of the Company's Form S-1 Registration Statement) through September 30, 1998, the Company used the net proceeds from the offering as follows:

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

         (iv) Approximately $10.9 million was used to pay distributions of S corporation retained profits to S corporation shareholders.

         (v) Approximately $3.9 million was used to invest in Athena Holdings LLC, a limited liability company formed for the purpose of constructing a building for the Institute for Academic Excellence, Inc.'s operations.

         (vi) Approximately $683,000 was used for pilot operations in various markets and miscellaneous acquisitions.

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


                         ADVANTAGE LEARNING SYSTEMS, INC.
                         (Registrant)



   November 13, 1998     /s/ Michael H. Baum
   -----------------     ------------------------------
         Date            Michael H. Baum
                         Chief Executive Officer
                         (Principal Executive Officer)


   November 13, 1998     /s/ Timothy Sherlock
   -----------------     ------------------------------
         Date            Timothy Sherlock
                         Secretary, Vice President, and Chief Financial Officer
                         (Principal Financial and Accounting Officer)

                                Index to Exhibits



Exhibit No.               Description
-----------               -----------

   27.1                   Financial Data Schedule