Form 10-K405
period 1998-12-31
ADVANTAGE LEARNING SYSTEMS INC
filed 1999-03-16
CIK 1030484

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934: FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          COMMISSION FILE NO. 0-22187

                        ADVANTAGE LEARNING SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                  WISCONSIN                                     39-1559474
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $343,153,427 as of March 1, 1999. As of March 1, 1999, there were 33,878,817 of the Registrant's shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

     Unless the context requires otherwise, references to the Company include its consolidated subsidiaries.

                                    OVERVIEW

     Advantage Learning Systems, Inc. (the "Company" or "ALS") is a leading provider of learning information systems to kindergarten through senior high ("K-12") schools in the United States and Canada. The Company's learning information systems consist of computer software and related training designed to improve student academic performance by increasing the quality, quantity and timeliness of performance data available to educators and by facilitating increased student practice of essential skills. Learning information systems provide to educators benefits similar to those management information systems provide to business managers. As of December 31, 1998, the Company has sold its products to approximately 41,500, or approximately 33%, of the K-12 schools in the United States and Canada.

     The Company's flagship product, the Accelerated Reader,* is software for motivating and monitoring increased literature-based reading practice. The Company believes that the Accelerated Reader has achieved a leading market position as a result of its demonstrated effectiveness in improving student reading levels and overall academic performance. The Company's other primary learning information system products include STAR Reading,* Accelerated Math,* STAR Math* and Perfect Copy*. In addition, the Company provides professional development training for educators through its Reading Renaissance* and Math Renaissance* programs.

     Originally introduced in 1986, the Accelerated Reader administers computer-based multiple choice quizzes on books popular among students in grades K-12 and provides educators with more than 20 reports from which to monitor the amount and quality of each student's reading practice. Through December 31, 1998, the Company had developed quizzes on approximately 20,500 book titles. In 1994, the Company began offering Reading Renaissance training seminars to provide educators with professional development training to most effectively use the Accelerated Reader and the information it generates. As of December 31, 1998, approximately 110,000 educators have attended Reading Renaissance training seminars. In 1996, the Company released STAR Reading which is a computer-adaptive reading test and database which enables educators to quickly obtain student reading scores statistically correlated to national norms. The results from STAR Reading provide educators with a database of statistically accurate reading level information on their students from which they can generate useful reports and adjust instructional strategies accordingly.

     In 1998, the Company introduced STAR Math, Accelerated Math and Perfect Copy. STAR Math is a computer-adaptive math test and database which enables educators to quickly determine a student's level of math proficiency and monitor progress throughout the year from third grade through high school. Results from STAR Math are correlated to major national and state-mandated standardized tests, and educators are provided with a variety of useful reports. Accelerated Math is a task-level learning information system that helps teachers ensure student achievement in math. Accelerated Math uses an algorithm problem generator to ensure that each student works problems geared to his or her proficiency level and to learning objectives specified by the teacher. Accelerated Math handles all scoring and record-keeping chores, minimizing teacher paperwork. Perfect Copy is the Company's first product targeted to improving student's writing skills. Perfect Copy allows students to work at the computer correcting common grammar, punctuation and word usage errors in short articles and stories. The Company began shipping Perfect Copy in January 1999.

     The Company was founded in 1986 and is incorporated under the laws of the State of Wisconsin. The Company's Common Stock is listed on the Nasdaq National Market under the symbol "ALSI." The Company's principal executive offices are located at 2911 Peach Street, P.O. Box 8036, Wisconsin Rapids, Wisconsin 54495-8036 (telephone: 715-424-3636).

-------------------------
* The Accelerated Reader(R) and Reading Renaissance(R) are registered trademarks of the Company. STAR Reading, Accelerated Math, STAR Math, Math Renaissance and Perfect Copy are common law trademarks of the Company.

                              INDUSTRY BACKGROUND

     Educators, parents and opinion leaders in the United States are increasingly focusing on improving essential academic skills of students, and, in particular, their reading and math proficiency. The emphasis on education by government leaders at all levels, the Department of Education's Goals 2000 program, the Learning to Read, Reading to Learn campaign, the federal Comprehensive School Reform program, an increase in Title I funding and the activities of the Education Commission of the States are indicative of this growing focus. While certain aspects of these initiatives may not endorse, or be complementary to, the Company's products, this focus and the resulting initiatives have generally contributed to an increased demand for more effective methods to improve academic performance. The Company believes that the general impact of the Goals 2000 program and programs similar to it is to pressure schools and educators to take action to improve the academic performance of students. Schools have responded to these demands by investing in computers, software and other educational technology, testing and other assessment programs to measure students' progress, and professional development training to help enhance educators' effectiveness in the classroom.

     Based on 1998 data from Quality Education Data, Inc. ("QED"), the K-12 marketplace in the United States consists of approximately 111,000 public and private schools. According to the U.S. Department of Education, the number of students enrolled in these schools was approximately 52.7 million in 1998 and is expected to increase to 54.3 million by 2008. According to industry sources, U.S. educational technology expenditures were $4.16 billion in 1997 and are expected to increase to $9.88 billion by 2002. Of this amount, approximately $770 million was spent on educational software and training, which amount is expected to increase to $1.39 billion by 2002. Moreover, the installed base of computers in K-12 schools in the United States was 6.4 million units in 1997 and is expected to grow to 13.7 million by 2002.

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

     The increased public concern over the effectiveness of K-12 schools in teaching essential academic skills and the rapidly growing role of technology in the K-12 marketplace have created an increased demand for technology-based solutions which measure and improve student academic performance and for professional development training which enables educators to effectively implement these solutions. However, few providers of educational technology products have developed tools with demonstrated effectiveness in improving student academic performance because most products (i) provide inadequate feedback useful to educators in tailoring instruction to individual students,
(ii) seek to replace educators by attempting to teach skills rather than support their efforts by encouraging extensive practice on those skills, (iii) compete with existing curricula and instructional methodologies, (iv) fail to maintain student interest, and (v) require more advanced technology and/or larger numbers of computers than are typically available in schools. The Company believes there is a growing market demand for technology-based learning information systems that motivate students and achieve measurable results.

                    THE ADVANTAGE LEARNING SYSTEMS SOLUTION

     The Company develops, markets and supports learning information systems that improve student academic performance by intensifying skills practice and increasing the quality, quantity and timeliness of information available to educators. Originally, the Company's products focused exclusively on improving reading because reading is fundamental to a student's overall academic performance. The Company now offers products in reading, math and language arts and expects to expand its product offering in other curriculum areas. The Company offers Reading Renaissance and Math Renaissance professional development training to combine the Company's learning information systems technology and classroom techniques to improve student performance.

     The Company believes its learning information systems offer the following key benefits:

     Improved Student Academic Performance. The Company is committed to developing and releasing only those products which have demonstrated effectiveness in improving student academic performance. The Company's software products, coupled with the techniques taught in the Renaissance training programs, improve student academic performance by providing educators with an effective system to motivate students to spend more time "on-task." Independent studies on the effectiveness of the Accelerated Reader have demonstrated that use of the Accelerated Reader improves standardized test performance in reading. Studies conducted by the Company based on publicly available quantitative data confirm this result and indicate that use of the Accelerated Reader improves standardized test performance in other academic subject areas as well, including math, science, social studies and writing.

     Ability to Assess Student Progress. The Company's software products provide educators with timely, accurate information to manage the learning process within their existing curricula. The objective measurement data derived from the Company's products enable teachers to continually monitor students' academic progress and easily identify individual students who may require special attention.

     Suitability for K-12 School Environment. The Company's software products are easy to use by both students and educators and are capable of running on computers and hardware platforms commonly found in K-12 schools. Even schools with a limited number of computers can use most of the Company's products since these products do not require extensive individual time on the computer. In addition, the Company's products are used in conjunction with books and textbooks already commonly found in most K-12 schools.

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

                                GROWTH STRATEGY

     The Company seeks to establish its products as the de facto standard for facilitating growth in essential academic skill areas in grades K-12. The key elements of this strategy are as follows:

     Add New Customer Schools. The Company intends to increase its market penetration by continuing to add new customer schools. As of December 31, 1998, the Company's products had been sold to approximately 41,500 K-12 schools, which represents approximately 33% of the total number of schools in the United States and Canada. The Company plans to add new customer schools by increasing its direct marketing efforts and extending its strategic alliances.

     Intensify and Expand Use of Products by Existing Customer Schools. The Company intends to intensify and expand the use of its products by existing customers. Although the Company's products have been sold to approximately 33% of the K-12 schools in the United States and Canada, most schools begin using the products as a supplementary or voluntary program in a small percentage of classrooms, thereby creating the opportunity for the Company to intensify usage in these classrooms and expand usage to other classrooms and other grade levels. The Company's experience with its reading products has been that increased use of the Accelerated Reader leads to increased sales of supplemental title disks, STAR Reading and Reading Renaissance professional development training. The Company expects similar patterns to occur with its math products. To increase the use of its products, the Company continuously publishes newsletters, catalogs and research relating to the effectiveness of its products, sponsors seminars and maintains communication with customers through its telephone sales force.

     Offer New Products in Other Curriculum Areas. The Company intends to develop groups of products similar to its reading and math products for other areas of the K-12 curriculum. The Company plans to continue to expand the language arts products and is exploring other areas such as science and social studies.

     Expand International Marketing and Sales. The Company intends to expand its international marketing and sales. From its Canadian subsidiary near Toronto, the Company will actively market all its products to current Accelerated Reader customers and prospects. Additionally, in Australia and the United Kingdom, the Company has launched reading and math pilot school programs and has begun establishing operations in each country. As the Company develops new products, it plans to expand its marketing and sales efforts into other foreign countries.

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

                                    PRODUCTS

SOFTWARE AND SUPPORT SERVICES

     As of March 1, 1999, the Company offered software products for use in the K-12 marketplace, as well as support services to the users of its software products. These software products improve student academic performance by intensifying skills practice and increasing the quality, quantity and timeliness of information available to educators. The Company's software and support services accounted for approximately 86%, 84% and 86% of the Company's net sales in 1998, 1997 and 1996, respectively.

  ACCELERATED READER

     The Accelerated Reader is a learning information system for motivating and monitoring increased literature-based reading practice. The Accelerated Reader is designed to be very easy to use by students and educators alike. A student selects a book from a list of books for which the school has an Accelerated Reader quiz at an appropriate reading level and reads the book. The student then takes a multiple choice quiz on a computer. The questions contained in the quizzes are carefully drafted to ensure that a student who has thoroughly read a book at the appropriate level will pass. For each book read, the Accelerated Reader tracks amount of reading practice achieved by calculating points based on the length and difficulty of the book and the student's performance on the quiz. The information generated from this process -- titles read, percent of comprehension and amount of reading done -- creates a database of student reading achievement. From this database, the Accelerated Reader generates more than 20 different reports from which educators can monitor the amount and quality of reading practice for each of their students and easily identify individual students who may require special attention. The Company currently has a library of computerized book quizzes on more than 20,500 book titles. The Company developed quizzes on approximately 7,000 book titles in 1998 and expects to develop quizzes on at least 8,000 additional book titles in 1999. Titles on disk are organized by reading level and subject matter. Continued usage of the Accelerated Reader creates demand for additional quizzes, STAR Reading, Reading Renaissance training and related products.

     The Company has successfully developed several products which complement the Accelerated Reader, including a Spanish/English version of the Accelerated Reader for bilingual students, AR BookGuide* and AR TitleFinder.* AR BookGuide is a database listing of all books covered by Accelerated Reader quizzes, in a format allowing searches by author, reading level, topic and other variables to facilitate creation of custom book lists for students and for ordering additional quizzes. AR TitleFinder is a free CD-ROM catalog which the Company provides to customers to enable them to easily locate and order Accelerated Reader quizzes.

-------------------------
*AR BookGuide(TM) and AR TitleFinder(TM) are common law trademarks of the Company.

  STAR READING

     STAR Reading is a computer-adaptive reading test which the Company believes is the first software to provide to classroom teachers reading scores statistically correlated to national norms in ten minutes or less at the computer. STAR Reading administers a series of multiple choice questions for which students choose the best word to complete each sentence. STAR Reading adapts itself to each student's reading level by applying a proprietary branching logic which evaluates the pattern of the student's answers to determine the level of difficulty required for subsequent questions. The results from this test provide educators with a database of statistically accurate reading level information on their students from which they can generate useful reports and adjust instructional strategies accordingly. STAR Reading is easy to use and can be administered several times per year. Revenues from sales of STAR Reading contributed significantly to the Company's net sales in 1998 and 1997 and to a lesser extent in 1996.

  ACCELERATED MATH

     Accelerated Math is a task-level learning information system that helps every student to meet all math objectives, third grade through calculus. It employs algorithm technology to automatically align assignments to academic objectives and tracks mastery of each objective. Like Accelerated Reader, Accelerated Math encourages and monitors student practice of foundational skills, while providing immediate feedback on performance to students and teachers. Accelerated Math also eliminates manual grading of papers and generates detailed reports that enable teachers to individualize instruction without increasing their workload.

  STAR MATH

     STAR Math computer-adaptive math test and database provides the same benefits as STAR Reading. Quick, accurate and easy to administer STAR Math provides math scores for third grade through high school in approximately 15 minutes. Like STAR Reading, it can be administered throughout the school year to track growth.

  PERFECT COPY

     Perfect Copy is software that helps educators improve students' core writing skills. It uses in-context editing to cover the rules of grammar, punctuation and word usage. The Company expects to develop other language arts products in the future.

  EXPERT SUPPORT PLANS

     The Company offers Expert Support Plans ("ESPs") which provide users of its products access to telephone support and other benefits such as free or reduced-cost upgrades. Packaged with kits and also sold as add-ons, ESPs entitle educators to expert help resolving questions regarding technical problems with Company products, networks and other software interacting with Company products.

PROFESSIONAL DEVELOPMENT

     The Company offers professional development programs and products that train educators to effectively use the Company's software products. Revenues from professional development accounted for approximately 14%, 16% and 14% of the Company's net sales in 1998, 1997 and 1996, respectively.

  READING RENAISSANCE

     The Reading Renaissance program provides educators with professional development training to most effectively use the Accelerated Reader, STAR Reading and the learning information they generate. This training combines technology and classroom techniques to increase in-school accountable reading practice. The Company offers a variety of Reading Renaissance seminars and workshops, including one- and two-day scheduled training programs, which are conducted throughout the year at various hotel locations in the United States, and on-site training programs pursuant to which the Company's training staff visit an individual school, school district or region to conduct a seminar or workshop. As of March 1, 1999, the Company's training staff consisted of 94 presenters, both full and part-time, most of whom are K-12 educators who use the Reading Renaissance techniques in their own classrooms. Since its inception in late 1993 to December 31, 1998, the Company has trained approximately 110,000 educators, of whom approximately 50,000 were trained in 1998.

     To encourage educators who have completed Reading Renaissance training to implement the methodology fully, the Company in 1995 initiated the "Model Classroom" certification program. This program recognizes educators who meet certain objective implementation standards related to the amount of accountable reading among students, regular diagnosis and intervention with at-risk students, and other key variables. As of March 1, 1999, the program has received approximately 6,850 applications and certified 3,331 "Model Classroom" teachers, and 106 "Model Schools" in which the majority of classrooms have "Model Classroom" teachers.

  MATH RENAISSANCE

     Offered both on-site and at hotel sites throughout the United States, new one-day Math Renaissance seminars instruct educators in techniques to enhance their math curriculum and instruction methods. The Company expects Math Renaissance to grow along with utilization of its STAR Math and Accelerated Math software.

  OTHER PROFESSIONAL DEVELOPMENT

     The Company also produces videotapes and manuals to be used in conjunction with its training programs. Further, the Company conducts research on best practices, performs field validation of techniques, and gathers information to guide the development of the Company's learning information systems.

                              PRODUCT DEVELOPMENT

     The Company believes that continued investment in product development is required to remain competitive in the K-12 marketplace. The Company invests continuously in the development of new products, enhancement of existing products and development of tools to increase the efficiency of product development. For the years ended December 31, 1998, 1997 and 1996, the Company expended approximately $5.2 million, $3.4 million and $1.9 million, respectively, on product development (including amounts capitalized).

     As of March 1, 1999, the Company employed 118 persons, both full and part-time, dedicated to product development and software design. The Company expects this number to increase in the next year. The Company's product development staff has a high level of expertise in learning information theory, quiz writing, interface design, software engineering, quality assurance and technical writing.

     The Company generates new software product concepts that it believes will help educators improve student academic performance, based on the Company's understanding of learning information theory and the need for practice of essential academic skills. These product concepts are then refined based on feedback from its customers, which the Company continuously solicits and incorporates throughout the new product development process. Based on the refined product concepts, product proposals are then formulated by the marketing and software engineering groups and reviewed by management to determine which should be developed into prototypes. These prototypes are then tested in customer schools. Before beginning production, management makes a final evaluation of each new product to determine that it is both desired by educators and effective in meeting their needs.

     The professional development training programs were originally developed, and are continually refined, through field experience with the Company's products and research by the Company's staff. The Company conducts research into effective education techniques related to the Company's products and services. This research provides the staff with a standard against which to develop and refine training programs to help educators accelerate learning.

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

     In addition, the Company has resale arrangements with four U.S. and three Canadian book distributors that are authorized to sell the Company's products to their customers. Sales to Perma-Bound, a division of Hertzberg-New Method, Inc. ("Perma-Bound"), accounted for 13.9%, 14.4% and 15.2% of the Company's net sales in 1998, 1997 and 1996, respectively. Under these resale arrangements, distributors take orders which are then filled by the Company. This control over product shipment ensures premium customer service and retention of customer contacts for future marketing and sales opportunities.

     In addition to the book distributors which resell the Company's products, approximately 15 other book distributors and publishers promote the sale of the Accelerated Reader by publishing special catalogs that advertise book sets assembled specifically for Accelerated Reader title disks. The Company intends to seek additional strategic alliances with book distributors and publishers and to use alliances to expand its base of strategic partners to sell its products. Furthermore, the Company plans to continue to develop other cross-marketing arrangements with third-party firms selling non-competing products into the education market.

     The Company believes it maintains a very high level of customer satisfaction. Historically, the Company has experienced less than a 2% rate of return for its products.

                     CUSTOMER SERVICE AND TECHNICAL SUPPORT

     Most of the Company's customers have moderate to low levels of computer knowledge and do not have any technical support on-site to assist them. The Company therefore provides a variety of customer and technical support services to purchasers of its software products. In order to provide the level of customer service that results in a consistently high level of customer satisfaction, the Company employs an experienced staff of technical service representatives who are capable of answering technical questions relating to the Company's software products, regardless of platform, as well as questions regarding hardware and networks. In the case of unusually complex problems, the Company's full-time test services staff support the telephone service representatives by recreating the customer's problem in the Company's simulation laboratory.

                                   PRODUCTION

     Currently, all of the Company's software products are distributed on diskettes or CD-ROM. The diskettes are duplicated and packaged at Company headquarters. The CD-ROM disks are produced by a third-party contractor. Other related products, including videotapes, books, graphics and motivational items, are produced by third-party vendors.

                                  COMPETITION

     The K-12 educational technology and professional development markets in which the Company operates are very competitive. The Company competes primarily against more traditional methods of education, training and testing, including pencil and paper testing. In addition, the Company competes with other companies offering educational software products to schools, including larger companies with greater resources than the Company, such as International Business Machines Corporation, Apple Computer, Inc. and Broderbund Software, Inc. The Company's reading products also compete more directly with products such as Electronic Bookshelf which was recently purchased by Scholastic Inc. Many other companies, including Microsoft Corp. and Walt Disney Co., provide educational software products which the Company believes are not marketed primarily to schools. While the Company's existing competitors may broaden their product lines, and potential competitors, including large hardware manufacturers, software developers and educational publishers, may enter or increase their focus on the school market, the Company believes it is well positioned to continue to compete favorably in the markets in which it participates.

                             INTELLECTUAL PROPERTY

     The Company regards certain of its technologies as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws and employee non-disclosure agreements to establish and protect its proprietary rights. Although the Company has filed a patent application which covers the technology developed to automatically generate and format examinations that include math expressions, the Company does not currently possess any patents or other registered intellectual property rights with respect to its software. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent or deter misappropriation. The Company believes that factors such as the technological and creative skills of its personnel and the quality of the content of its products may be more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology, but that such legal protections may also be a part of the Company's long-term strategy.

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

                                   EMPLOYEES

     As of March 1, 1999, the Company had 518 full and part-time employees. The Company believes its relations with employees are good. None of the Company's employees is represented by a union or subject to collective bargaining agreements.

                                    BACKLOG

     As of December 31, 1998 and 1997, the Company had backlogs which aggregated approximately $4.4 million and $1.4 million, respectively. A significant portion of the backlog at December 31, 1998, was due to the introduction of new products near year end. All of the backlog is expected to be eliminated during 1999.

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

     Reliance on Single Product Line and Significant Distributor. The Company's Accelerated Reader software and supplemental Accelerated Reader quiz disks accounted for approximately 48%, 51% and 69% of the Company's net sales in 1998, 1997 and 1996, respectively. Sales of the Company's products through one book distributor accounted for 13.9%, 14.4% and 15.2% of net sales in 1998, 1997 and 1996, respectively. An overall decline in sales of the Accelerated Reader, supplemental quiz disks, STAR Reading and related products, including sales through book distributors, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Opposing Educational Philosophies. The Company focuses on developing and marketing educational products and services that demonstrate effectiveness through measurable results. This approach, however, is not accepted by all academics and educators, some of whom formulate opinions about the desirability of a particular educational product or service based on philosophical or other concerns rather than the effectiveness of the product. Certain academics and educators are opposed to the principles and methodologies underlying and associated with the Company's products, such as the use of objective standards, standardized testing, computers and motivational techniques, among others. Some of these philosophical opponents of the Company's products and services have the capacity to influence the market for the Company's products, and such influence could have a material adverse impact on demand for the Company's products and, thus, the Company's business, financial condition and results of operations.

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

     Geographic Concentration of Sales. A substantial portion of the Company's sales is concentrated in several states, including Texas, Florida, California, Georgia and Illinois, which accounted for approximately $6.4 million, $3.6 million, $3.2 million, $2.8 million and $2.3 million, respectively, of the Company's net sales in 1998. If large numbers of schools or a district controlling a large number of schools in such states were to discontinue purchasing the Company's products, the Company's business, financial condition and results of operations would be materially adversely affected.

     Highly Competitive Industry. The K-12 educational technology and professional development markets in which the Company operates are very competitive. The Company competes primarily against more traditional methods of education, training and testing, including pencil and paper testing. In addition, the Company competes with other companies offering educational software products to schools, including larger companies with greater resources than the Company, such as International Business Machines Corporation, Apple Computer, Inc. and Broderbund Software, Inc. The Company's reading products also compete more directly with products such as Electronic Bookshelf which was recently purchased by Scholastic Inc. Many other companies, including Microsoft Corp. and Walt Disney Co., provide educational software products which the Company believes are not marketed primarily to schools. Existing competitors may continue to broaden their product lines, and potential competitors, including large hardware manufacturers, software developers and educational publishers, may enter or increase their focus on the school market, resulting in greater competition for the Company. The Company's success in selling its products, particularly its reading products, may cause competitors to focus on the Company's products in their marketing efforts thereby increasing direct competition. There can be no assurance that the Company will continue to be able to market its products successfully or compete effectively in the educational products marketplace.

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

     Seasonality; Limited Backlog; Fluctuations in Quarterly Performance. The Company's business may experience a certain degree of seasonality due to the budget cycles of the Company's school customers. The Company generally ships products as orders are received, and, therefore, the Company has historically operated without significant backlog. Thus, revenues in any quarter are substantially dependent on the quantity of product orders received in that quarter. However, it is the Company's practice to announce new products prior to the time at which such products will be ready for shipment to allow customers sufficient lead time for budgeting and curriculum purposes. This practice can result in a significant backlog for orders of new products. These orders are generally filled within a relatively short period of time after the product is ready for shipment. The introduction of products in certain periods could cause those periods to have significantly higher sales and higher sales growth rates than subsequent periods. Seasonal variations in demand may also cause significant variations in the Company's results of operations. The Company's overall gross margins fluctuate based upon the mix of product sales and service sales. The Company realizes significantly higher margins on its product sales. Service revenues tend to be more seasonal than product revenues. Quarterly service revenues are typically highest in the third quarter. This results in the Company experiencing seasonal variations in margins. The Company's operating margins also fluctuate based upon a number of other factors including, but not limited to, the amount of product development expenditures, the timing of the capitalization of product development expenditures and the timing of certain marketing activities.

     Limited Protection of Intellectual Property and Proprietary Rights. The Company regards certain of its technologies as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws and employee non-disclosure agreements to establish and protect its proprietary rights. Although the Company has filed a patent application which covers the technology developed to automatically generate and format examinations that include math expressions, the Company does not currently possess any patents or other registered intellectual property rights with respect to its software. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent or deter misappropriation. In addition, while the Company does not believe that its products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such an assertion may be material, whether or not the assertion is validated. The software market has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. There can be no assurance that the Company's software products will not experience unauthorized reproduction, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Concentration of Share Ownership; Control by Principal Shareholders/Management. As of March 1, 1999, the principal shareholders of the Company, Judith Paul and Terrance Paul, who are also the Chairman and Vice Chairman of the Company, respectively, beneficially owned approximately 73.0% of the outstanding Common Stock. As a result, such principal shareholders have the ability to control the Company and direct its business and affairs.

     Share Price Volatility. Numerous factors, many of which are beyond the control of the Company, may cause the market price of the Common Stock to fluctuate significantly. These factors include announcements of technological innovations, customer orders of new products by the Company and its competitors, earnings releases by the Company and its competitors, market conditions in the industry and the general state of the securities markets. The market price of the Common Stock may be adversely affected by the Company's failure to meet the earnings estimates of analysts and others. In addition, the timing of orders by the Company's customers may cause quarterly fluctuations of the Company's results of operations which may, in turn, affect the market price of the Common Stock.

     Shares Eligible for Future Sale. Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price for the Common Stock. Approximately 26,800,000 shares are held by "affiliates" of the Company and may be publicly sold only if registered under the Securities Act of 1933 or sold in accordance with an applicable exemption from registration, such as Rule 144. In addition, the Company has filed a registration statement under the Securities Act to register an aggregate of 3,000,000 shares of Common Stock reserved for issuance under the Company's 1997 Stock Incentive Plan, which will, when issued in accordance with such plan, be eligible for immediate sale in the public market, subject to the Rule 144 resale limitations for affiliates.

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

ITEM 2. PROPERTIES

     The Company owns or leases the following properties:

                                                                         APPROXIMATE
LOCATION                                                 USE             SQUARE FEET    TITLE
--------                                                 ---             -----------    -----
Wisconsin Rapids, Wisconsin...................  Corporate                  125,000      Owned
                                                Headquarters
Madison, Wisconsin............................  Professional Training       74,000      Owned*
                                                Operations
Vancouver, Washington.........................  IPS Operations               9,200      Leased
Ontario, Canada...............................  ALS Canada Operations        8,000      Leased

-------------------------

* This property is owned by Athena Holdings LLC. The Company owns 70% of Athena Holdings LLC. The Company leases 34,633 square feet of the 74,000-square foot property from Athena Holdings LLC.

     The Company also owns its former headquarters facility in Wisconsin Rapids, Wisconsin, which is leased to an unaffiliated tenant.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted during the fourth quarter of fiscal 1998 to a vote of the security holders of the Company.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        NAME OF OFFICER                                       OFFICE
        ---------------                                       ------
Judith A. Paul.................    Ms. Paul is the co-founder of the Company and has been
  Age 52                           Chairman of the Board of Directors since 1986. Ms. Paul acts as the Company spokesperson and coordinates the Company's
                                   public relations and customer communication policies. Ms.
                                   Paul has co-written Great Ways to Motivate Students to Read
                                   (1998) and is the author of The Family Reading Night Kit
                                   (1996) and The Literacy Partnership Kit (1997). Ms. Paul
                                   holds a bachelors degree in elementary education from the
                                   University of Illinois.
Terrance D. Paul...............    Mr. Paul is the co-founder of the Company and has been Vice
  Age 52                           Chairman of the Board of Directors since July 1996. Mr. Paul is primarily responsible for the Company's long-term
                                   strategic planning and new product development strategy. Mr.
                                   Paul also coordinates the research activities conducted by the Institute. From November 1995 until July 1996, Mr. Paul served as the Company's Chief Executive Officer. From
                                   January 1992 until August 1993 and again from September 1994 until November 1995, Mr. Paul served as President of the
                                   Company. For the 12 years prior to 1992, Mr. Paul was
                                   President of Best Power Technology, a manufacturer of
                                   uninterruptible power systems. Mr. Paul is the author of
                                   several publications, including How to Create World-Class
                                   Readers (1993), Patterns of Reading Practice (1996) and The
                                   New Technology of Learning Information Systems (1997). He is
                                   also the general editor of Fundamentals of Reading
                                   Renaissance (1994-1996), the textbook used in seminars on
                                   reading improvement by the Institute. Mr. Paul holds a law degree from the University of Illinois and an MBA from
                                   Bradley University. Terrance Paul is Judith Paul's husband.
Michael H. Baum................    Mr. Baum has been Chief Executive Officer of the Company
  Age 51                           since July 1996 and a Director since September 1994. Mr.
                                   Baum served as President of the Company between November
                                   1995 and June 1996. From September 1994 until November 1995,
                                   Mr. Baum served as the Managing Director of the Institute
                                   and from June 1994 until September 1994, he served as the
                                   Director of Educational Consulting for the Institute. From
                                   1984 until June 1994, Mr. Baum held a variety of positions with Francorp, Inc., an international management consulting firm based in Chicago, his last position being that of
                                   Executive Vice President, which he held from September 1991 until June 1994. Mr. Baum holds a bachelors degree and a
                                   masters degree in teaching from Yale University and an MBA from Northwestern University.

        NAME OF OFFICER                                       OFFICE
        ---------------                                       ------
John R. Hickey.................    Mr. Hickey has been President of the Company since July 1996
  Age 43                           and a Director of the Company since October 1996. From
                                   January 1996 until June 1996, Mr. Hickey served as Executive
                                   Vice President of R.F. Technologies, Inc., a manufacturer of protection devices, and from September 1995 until December
                                   1995, he served as Executive Vice President of Liebert
                                   Corporation (a subsidiary of Emerson Electric), a
                                   manufacturer of uninterruptible power supplies. From January
                                   1989 until June 1995, Mr. Hickey held various senior
                                   management positions with Best Power Technology, including
                                   Executive Vice President of Operations, Senior Vice
                                   President of Sales and Marketing and Vice
                                   President-International. In addition, Mr. Hickey spent
                                   approximately ten years with Briggs and Stratton, a
                                   manufacturer of air-cooled gasoline engines for outdoor
                                   power equipment, headquartered in Milwaukee, Wisconsin.
                                   While at Briggs and Stratton, Mr. Hickey served in various management positions, eventually rising to the position of the Director of International Sales and Finance
                                   Administration, a position he held from October 1985 until
                                   January 1989. Mr. Hickey holds a bachelors degree in
                                   international business from the University of Wisconsin.
Timothy Sherlock...............    Mr. Sherlock has been Vice President, Chief Financial
  Age 46                           Officer and Secretary of the Company since January 1998.
                                   From February 1996 until January 1998, Mr. Sherlock served as the Company's Corporate Controller. From May 1995 until
                                   February 1996, Mr. Sherlock served as the Corporate
                                   Controller of Decisionmark Corporation, an Iowa-based
                                   information software development firm. From May 1987 until
                                   April 1995, Mr. Sherlock served as Finance Manager for the software division of super computer maker Cray Research,
                                   Inc. Mr. Sherlock holds a bachelors degree in business
                                   administration from the University of St. Thomas, and is a
                                   Certified Public Accountant.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Stock is traded under the symbol "ALSI" on the Nasdaq National Market, and quotations are supplied by the National Association of Securities Dealers, Inc. The table below sets forth the reported high and low closing sale prices for shares of the Company's Common Stock on the Nasdaq National Market during the indicated quarters. Per share data have been restated to reflect a two-for-one stock split in the form of a dividend effective February 26, 1999. The prices set forth below reflect prices between dealers of the Company's Common Stock without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                              HIGH       LOW
                                                              ----       ---
Fiscal year ended December 31, 1998
  First Quarter............................................  $17.188   $10.719
  Second Quarter...........................................   19.375    12.375
  Third Quarter............................................   20.250    12.000
  Fourth Quarter...........................................   33.188    16.375
Fiscal year ended December 31, 1997
  Third Quarter (September 25 to September 30).............  $12.625   $11.063
  Fourth Quarter...........................................   14.125    10.000

     Information on the price range for shares of the Company's Common Stock for the first half of 1997 is omitted since the Common Stock did not become publicly traded until September 25, 1997.

HOLDERS

     As of March 1, 1999, there were approximately 310 record holders of the Common Stock.

HISTORICAL DIVIDENDS

     For the year ended December 31, 1997, the Company declared S corporation distributions to its shareholders of $18.1 million. The Company's status as an S corporation for federal tax purposes was terminated in connection with completion of the Company's initial public offering in September 1997. For the year ended December 31, 1998, the Company paid distributions of S corporation retained profits of $302,000 to S corporation shareholders. The Company intends to retain all of its future earnings to fund growth and the operation of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     There were no sales of unregistered securities during the year ended December 31, 1998. During the year ended December 31, 1997, in addition to any unregistered sales of the Company's equity securities reported by the Company on Form 10-Q, the Company sold the following equity securities in a transaction that was not registered under the Securities Act of 1933:

     On January 2, 1997, ALS issued an aggregate of 480 shares of Class A common stock and 1,920 shares of Class B common stock (representing 640,266 shares of Common Stock after (i) the filing of the Company's Amended and Restated Articles of Incorporation which reclassified the Class A and Class B common stock as Common Stock, and (ii) completion of a 133.31 for 1 stock split in the form of two separate stock dividends) to Judith and Terrance Paul in exchange for their shares of IPS and the Institute pursuant to a reorganization which resulted in IPS and the Institute becoming wholly-owned subsidiaries of the Company. The shares of

Class A and Class B common stock were issued without registration under the Securities Act in reliance on Section 3(a)(9) and Section 4(2) thereunder.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     The Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on September 24, 1997 (File No. 333-22519), and the initial public offering of the Common Stock began on September 25, 1997. All of the 5.6 million shares offered by the Company, in addition to the 840,000 shares subject to an over-allotment option, were sold on September 30, 1997 and October 2, 1997, respectively.

     The net proceeds to the Company from the initial public offering, after deducting underwriting discounts of $3,606,400 and other expenses of approximately $941,000, were approximately $46,972,000. From September 24, 1997 through December 31, 1998, the Company used the net proceeds as follows:

     (1) Approximately $1.6 million was used to pay compensation expenses related to the termination of the Company's phantom stock plan.

     (2) Approximately $7.2 million was used to pay the entire principal and accrued interest on the mortgage note and an unsecured note, both related to the construction of the Company's facility in Wisconsin Rapids, Wisconsin.

     (3) Approximately $5.1 million was used to pay the entire principal and accrued interest on notes from the Company's principal shareholders related to the 1996 acquisition of IPS.

     (4) Approximately $10.9 million was used to pay distributions of S corporation retained profits to S corporation shareholders.

     (5) Approximately $6.4 million was used to invest in Athena Holdings LLC, a limited liability company formed for the purpose of constructing the Company's facility in Madison, Wisconsin.

     (6) Approximately $700,000 was used for pilot operations in various markets and miscellaneous acquisitions.

ITEM 6. SELECTED FINANCIAL DATA

          SELECTED HISTORICAL CONSOLIDATED AND COMBINED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------
                                                   1998      1997      1996      1995      1994
                                                   ----      ----      ----      ----      ----
CONSOLIDATED AND COMBINED
INCOME STATEMENT DATA:
Net sales:
  Products......................................  $43,680   $29,060   $18,930   $11,602   $8,088
  Services......................................   11,084     6,964     3,451     1,003      163
                                                  -------   -------   -------   -------   ------
       Total net sales..........................   54,764    36,024    22,381    12,605    8,251
Cost of sales:
  Products......................................    4,005     3,438     2,329     1,468      937
  Services......................................    4,496     3,013     1,898       595      166
                                                  -------   -------   -------   -------   ------
          Total cost of sales...................    8,501     6,451     4,227     2,063    1,103
                                                  -------   -------   -------   -------   ------
          Gross profit..........................   46,263    29,573    18,154    10,542    7,148
Operating expenses:
  Product development...........................    4,998     3,427     1,555       802      358
  Selling and marketing.........................   13,614     9,682     6,639     4,201    2,551
  General and administrative....................    7,262     5,750     3,547     2,090    1,240
  Purchased research and development............      475        --     3,400        --       --
  Phantom stock plan termination................       --     1,617        --        --       --
                                                  -------   -------   -------   -------   ------
          Total operating expenses..............   26,349    20,476    15,141     7,093    4,149
Operating income................................   19,914     9,097     3,013     3,449    2,999
Other income (expense), net.....................    1,657       (71)     (155)       13       23
                                                  -------   -------   -------   -------   ------
Income before taxes.............................   21,571     9,026     2,858     3,462    3,022
Income tax provision (benefit)..................    8,844      (673)   (1,602)       --       --
                                                  -------   -------   -------   -------   ------
Net income......................................  $12,727   $ 9,699   $ 4,460   $ 3,462   $3,022
                                                  =======   =======   =======   =======   ======
Basic earnings per share(1).....................  $  0.38   $  0.33   $  0.16   $  0.13   $ 0.11
Diluted earnings per share(1)...................     0.37      0.33      0.16      0.13     0.11
                                                  =======   =======   =======   =======   ======
CONSOLIDATED AND COMBINED
BALANCE SHEET DATA:
Working capital.................................  $34,938   $28,675   $   566   $ 1,105   $2,213
Total assets....................................   67,996    50,883    19,855     4,761    4,070
Notes payable and long-term debt................       --        --    10,450        --       --
Shareholders' equity............................   55,626    42,835     3,773     2,613    3,065

-------------------------

(1) Per share data have been restated to reflect a 2-for-1 stock split in the form of a dividend effective February 26, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The Company is a leading provider of learning information systems to kindergarten through senior high ("K-12") schools in the United States and Canada. The Company's learning information systems consist of computer software and related training designed to improve student academic performance by increasing the quality, quantity, and timeliness of performance data available to educators and by facilitating increased student practice of essential skills. The Company's flagship product, the Accelerated Reader, is software for motivating and monitoring increased literature-based reading practice. The Company's learning information system products also include STAR Reading, a computer-adaptive reading test and database, and the Reading Renaissance program, through which the Company provides professional development training for educators. In 1998, the Company introduced Accelerated Math and STAR Math, software products that apply to math the principles that have made the reading software effective in improving academic performance, Perfect Copy,writing skills development software, and Math Renaissance, professional development training in math.

     The Company's sales are derived primarily from the sale of software products, software support agreements, and training seminars and programs. The Company recognizes revenue from sales of its off-the-shelf software products at the time of shipment to customers. The Company records the estimated cost of returns at the time of sale. The Company also develops custom software products through its subsidiary, IPS. The Company recognizes revenue from the sale of custom software on the percentage of completion method. Service revenue includes both revenue relating to the Reading Renaissance professional development training and revenue from software support agreements for ongoing customer support and product upgrades. The Company recognizes revenue from sales of its training seminars and programs primarily at the time the seminar or training program is conducted. Revenue from separately sold software support agreements is reflected as deferred revenue and is amortized ratably over the term of the maintenance period. The Company's deferred revenue represents payments received from customers for services still to be rendered.

     Because software products are generally shipped as orders are received, the Company has historically operated without significant backlog. However, it is the Company's practice to announce new products prior to the time at which such products will be ready for shipment to allow customers sufficient lead time for budgeting and curriculum purposes. This practice can result in a significant backlog for orders of new products. These orders are generally filled within a relatively short period of time after the product is ready for shipment. The introduction of products in certain periods could cause those periods to have significantly higher sales and higher sales growth rates than subsequent periods.

     Cost of sales consists of expenses associated with sales of software products and training seminars and programs. These costs include: (i) personnel-related costs, (ii) costs associated with the manufacture and assembly of the Company's products, and (iii) an allocation of facilities costs. The Company recognizes significantly higher gross margins on its product sales than on its service sales. Product sales as a percentage of total sales have remained relatively constant while gross profit margins on products have improved due to operating leverage associated with increased dollar volume of product sales. Gross margins on service sales have increased due to decreased costs of delivering training sessions. Consequently, the Company's total gross profit margin has increased. Management anticipates that overall gross profit margin percentage will remain relatively constant as growth in product sales continues, countered by an increase in service sales as a percentage of total sales.

     The Company expenses all product development costs associated with a product until technological feasibility is established, after which time such costs are capitalized until the product is available for general release to customers. Capitalized product development costs are amortized into cost of sales generally using the straight-line method over 24 months.

     In June 1998, the Company acquired 100% of the stock of Logicus Incorporated ("Logicus"), an Ontario, Canada-based firm specializing in writing skills development software. The transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations of Logicus have been included in the consolidated financial statements since the date of acquisition. As part of the acquisition, $475,000 of the purchase price was allocated to purchased research and development which was expensed in the second quarter of 1998. The acquisition of Logicus had no material effect on the results of operations of the Company in 1998.

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

                             RESULTS OF OPERATIONS

     The following table sets forth certain consolidated and combined income statement data as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales:

                                                             YEAR ENDED DECEMBER 31
                                                             -----------------------
                                                             1998     1997     1996
                                                             ----     ----     ----
Net sales:
  Products...............................................     79.8%    80.7%    84.6%
  Services...............................................     20.2     19.3     15.4
                                                             -----    -----    -----
       Total net sales...................................    100.0%   100.0%   100.0%
                                                             =====    =====    =====
Cost of sales:
  Products...............................................      9.2     11.8     12.3
  Services...............................................     40.6     43.3     55.0
       Total cost of sales...............................     15.5     17.9     18.9
Gross profit:
  Products...............................................     90.8     88.2     87.7
  Services...............................................     59.4     56.7     45.0
       Total gross profit................................     84.5     82.1     81.1
Operating expenses:
  Product development....................................      9.1      9.5      6.9
  Selling and marketing..................................     24.9     26.9     29.7
  General and administrative.............................     13.3     16.0     15.8
  Purchased research and development.....................       .9       --     15.2
  Phantom stock plan termination.........................       --      4.5       --
                                                             -----    -----    -----
Operating income.........................................     36.3     25.2     13.5
Other income (expense), net..............................      3.0     (0.2)    (0.7)
                                                             -----    -----    -----
Income before taxes......................................     39.3     25.0     12.8
Income tax provision (benefit)...........................     16.1     (1.9)    (7.1)
                                                             -----    -----    -----
Net income...............................................     23.2%    26.9%    19.9%
                                                             =====    =====    =====

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net Sales. The Company's net sales increased by $18.8 million, or 52.0%, to $54.8 million in 1998 from $36.0 million in 1997. Product sales increased by $14.6 million, or 50.3%, to $43.7 million in 1998 from $29.1 million in 1997. The increase in product sales is primarily attributable to (i) increased sales of Accelerated Reader title disks to a larger base of Accelerated Reader schools, including the introduction of approximately 7,000 new book titles on Accelerated Reader title disks since December 31, 1997 (ii) the addition of about 7,500 new customer schools in 1998, (iii) the continuation of very strong STAR Reading sales, and (iv) sales of the Company's new math products which began shipping in late 1998.

     Reading software sales were positively impacted in 1998 by several large orders: Dade County, Florida, adopted the Company's reading software on a county-wide basis; a six-district consortium in Washington state received a federal grant for software and training; and a large number of Idaho schools received from the Albertson Foundation a grant to purchase software. While the Company anticipates continued growth over the long term in the sale of its software products, large scale sales such as those described above are unlikely to recur in every period. This may cause periods in which such sales occur to have higher sales and higher sales growth rates than subsequent periods.

     Service revenue, which consists of revenue from sales of training sessions and software support agreements, increased by $4.1 million, or 59.2%, to $11.1 million in 1998 from $7.0 million in 1997. This increase is primarily attributable to revenue from software support agreements associated with new product sales along with renewals of agreements by an expanding base of existing customers, and to an increased number of Reading Renaissance training sessions.

     Cost of Sales. The cost of sales of products increased by $567,000, or 16.5%, to $4.0 million in 1998 from $3.4 million in 1997. As a percentage of product sales, the cost of sales of products declined to 9.2% in 1998 compared to 11.8% in 1997 due to operating leverage associated with increased product sales. The cost of sales of services increased by $1.5 million, or 49.2%, to $4.5 million in 1998 from $3.0 million in 1997 primarily due to increased costs of providing technical support relating to software support agreements. As a percentage of sales of services, the cost of sales of services declined to 40.6% in 1998 compared to 43.3% in 1997, primarily as a result of decreased costs of delivering training sessions. The Company's overall gross profit margin improved 2.4% to 84.5% in 1998 from 82.1% in 1997 due to improved gross profit margins on both products and services.

     Product Development. Product development expenses increased by $1.6 million, or 45.8%, to $5.0 million in 1998 from $3.4 million in 1997. These expenses increased primarily due to increased development staff and consulting costs associated with the new products and seminars introduced in 1998. As a percentage of net sales, product development costs decreased to 9.1% in 1998 from 9.5% in 1997. The Company anticipates that the total dollar amount of product development costs will increase as the Company enhances and extends its product offerings into other areas of the K-12 curriculum.

     Selling and Marketing. Selling and marketing expenses increased by $3.9 million, or 40.6%, to $13.6 million in 1998 from $9.7 million in 1997. These expenses increased due to (i) the publication of additional catalogs, mailings to an increased customer and prospect base, and increased advertising in publications and (ii) salary and recruiting costs associated with the hiring of additional personnel. As a percentage of net sales, selling and marketing expenses decreased to 24.9% in 1998 from 26.9% in 1997. This decrease is primarily due to economies of scale associated with significantly increased product and service sales. Management anticipates that selling and marketing expenses will generally continue to rise, while remaining relatively constant as a percentage of sales, as the Company expands its customer and prospect base and number of curricular areas its products cover.

     General and Administrative. General and administrative expenses increased by $1.5 million, or 26.3%, to $7.3 million in 1998 from $5.7 million in 1997. The higher expenses for 1998 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits. As a percentage of net sales, general and administrative costs decreased to 13.3% in 1998 from 16.0% in 1997. The Company anticipates that general and administrative expenses will remain relatively constant as a percentage of sales in future periods.

     Purchased Research and Development. In connection with the acquisition of Logicus, Incorporated, $475,000 of the purchase price was allocated to purchased research and development which was expensed in June 1998.

     Phantom Stock Plan Termination. The Company's phantom stock plan terminated on September 30, 1997 in connection with the closing of the Offering on that date. The one-time charge of $1.6 million associated with the plan termination was expensed in September 1997.

     Operating Income. Operating income increased by $10.8 million, or 118.9%, to $19.9 million in l998 from $9.1 million in 1997. As a percentage of net sales, operating income increased to 36.3% in 1998 from 25.2% in 1997. Excluding the effects of the purchased research and development expense in 1998, and the phantom stock plan termination expense in 1997, operating income would have increased by $9.7 million, or 90.3%, to $20.4 million in 1998 from $10.7 million in 1997, or 37.2% of net sales compared to 29.7% of net sales in 1997.

     Interest Income. Interest income increased $1.2 million to $1.7 million in 1998 from $483,000 in 1997 due to an increase in interest earning short-term investments purchased with proceeds from the Company's initial public offering in late 1997.

     Interest Expense. Interest expense decreased $637,000 to $8,000 in 1998 from $645,000 in 1997. In late 1997, proceeds from the Company's initial public offering were used to pay all outstanding indebtedness.

     Income Taxes. Income tax expense of $8.8 million was recorded in 1998 at an effective income tax rate of 41.0%. In January 1997, a deferred tax asset of $1.6 million was written off when IPS elected S corporation status. In September 1997, a tax benefit of $3.5 million was recorded in connection with the Company's change in tax status from S corporation to C corporation status. The Company became subject to corporate level income taxes effective with the closing of the Offering and consequently provided for current and deferred income taxes on income subsequent to September 30, 1997. The Company expects that the effective rate of tax on its income will be approximately 41% during 1999. See Note 6 of Notes to the Company's Financial Statements.

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net Sales. The Company's net sales increased by $13.6 million, or 61.0%, to $36.0 million in 1997 from $22.4 million in 1996. Product sales increased by $10.2 million, or 53.5%, to $29.1 million in 1997 from $18.9 million in 1996. The increase in product sales is primarily attributable to (i) revenues from STAR Reading for which shipments and recognition of revenue began in September 1996, (ii) increased sales of Accelerated Reader title disks to a larger base of Accelerated Reader schools, including the introduction of approximately 3,000 new book titles on Accelerated Reader title disks in 1997 (iii) the sale of the Accelerated Reader to approximately 7,100 new customer schools in 1997, and (iv) inclusion of IPS sales commencing August l, 1996.

     Service revenue from sales of training seminars and software support agreements increased by $3.5 million, or 101.8%, to $7.0 million in 1997 from $3.5 million in 1996. This increase is primarily attributable to an increased number of Reading Renaissance training sessions, and, to a lesser extent, additional revenue from software support agreements principally associated with increased new product sales.

     Cost of Sales. The cost of sales of products increased by $1.1 million, or 47.6%, to $3.4 million in 1997 from $2.3 million in 1996. As a percentage of product sales, the cost of sales of products declined to 11.8% in 1997 compared to 12.3% in 1996. The cost of sales of services increased by $1.1 million, or 58.7%, to $3.0 million in 1997 from $1.9 million in 1996. As a percentage of sales of services, the cost of sales of services declined to 43.3% in 1997 compared to 55.0% in 1996, primarily as a result of decreased costs of delivering training sessions. The Company's overall gross profit margin improved 1.0% to 82.1% in 1997 from 81.1% in 1996 due primarily to improved gross profit margins on services.

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

     Operating Income. Operating income increased by $6.1 million, or 201.9%, to $9.1 million in l997 from $3.0 million in 1996. As a percentage of net sales, operating income increased to 25.2% in 1997 from 13.5% in 1996. Excluding the effects of the purchased research and development expense in 1996 and the phantom stock plan termination expense in 1997, operating income would have increased by $4.3 million, or 67.2%, to $10.7 million in 1997 from $6.4 million in 1996, or 29.7% of net sales compared to 28.7% of net sales in 1996.

     Interest Income. Interest income increased $448,000 to $483,000 in 1997 from $35,000 in 1996 due to increased levels of funds available for investment primarily from the Offering proceeds and to a lesser extent cash flow generated by operations.

     Interest Expense. Interest expense increased $439,000 to $645,000 in 1997 from $206,000 in 1996 primarily as a result of interest expense incurred in connection with loans to finance the acquisition of IPS and the construction of the Company's new corporate headquarters building in Wisconsin Rapids, Wisconsin.

     Income Tax Benefit. A tax benefit of $3.5 million was recorded in September 1997 in connection with the Company's change in tax status from S corporation status to C corporation status on September 29, 1997. In August 1996, a deferred tax asset and corresponding benefit of $1.6 million was recorded in connection with the operations of IPS which was a C corporation at the time. This benefit was reversed in January 1997 when IPS elected S corporation status. The Company became subject to corporate level income taxes effective with the closing of the Offering and consequently provided for current and deferred income taxes from September 30, 1997 to December 31, 1997. See Note 6 of Notes to the Company's Financial Statements.

                                   YEAR 2000

     The Company has investigated the extent to which its operations are subject to Year 2000 issues and assessed the measures it believes will be necessary to avoid any material disruption to its operations relating to Year 2000 issues. On the basis of this investigation and assessment, the Company has taken steps to ensure that its systems and products will not be adversely impacted by Year 2000 issues. As of December 31, 1998, substantially all of the Company's systems and products are Year 2000 compliant. The cost to the Company for such compliance measures has been approximately $100,000, and management believes that the cost of additional modifications will be approximately $300,000. The cost of the Company's internal Year 2000 compliance measures is being funded through operating cash flows.

     In addition to assessing its own readiness for the Year 2000, the Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 issues. A significant percentage of these suppliers have responded in writing to the Company's Year 2000 readiness inquiries. The Company plans to continue assessment of its third-party business partners, including face-to-face meetings with management and/or on site visits as deemed appropriate. Despite the Company's diligence, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The cost to the Company for its third party compliance efforts as of December 31, 1998 has been approximately $500,000, and management believes that the cost of additional efforts in this regard will be approximately $300,000. The cost of the Company's external Year 2000 compliance measures is being funded through operating cash flows.

     With respect to Year 2000 risks associated with the Company's systems, the Company believes that the most reasonably likely worst case scenario is that the Company will experience a number of minor systems malfunctions and errors in the early part of the Year 2000 that were not detected during its compliance efforts. The Company believes that these problems will not be overwhelming and will not have a material effect on the Company's operations or financial results.

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

                        LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company's cash, cash equivalents and short-term investments increased $3.9 million to $33.1 million from the December 31, 1997 total of $29.2 million. The net increase is due primarily to $13.5 million in net cash provided by operating activities offset by $8.5 million used in the purchase of property, plant and equipment, including $6.4 million related to the development of an office and training products development facility in Madison, Wisconsin. The Company believes cash flow from operations and its current cash position will be sufficient to meet its working capital requirements for the foreseeable future.

     Effective June 30, 1998, the Company acquired 100% of the stock of Logicus Incorporated. The acquisition did not have a material impact on 1998 financial results.

     In March 1998, Athena Holdings LLC ("AHL") was formed by the Company and an unaffiliated party to develop a facility in the Madison, Wisconsin area to house the offices, marketing and sales functions, training development staff, and training support staff of the Institute for Academic Excellence. The Company received a 70% interest in AHL in return for its capital contribution of $700,000. The other party will also utilize part of the facility. Additionally, a portion of the property will be leased to third parties. The estimated total cost of the project is approximately $6.7 million, of which approximately $6.4 million had been incurred in 1998. The Company is providing permanent financing for the project in the form of a mortgage note with interest at a market rate.

     The net proceeds to the Company from its initial public offering in 1997, after deducting underwriting discounts of $3,606,400 and other expenses of approximately $941,000 were approximately $46,972,000. The Company has thus far used the proceeds from the Offering as follows:

          (i) Approximately $1.6 million was used to pay compensation expenses related to the termination of the Company's phantom stock plan.

          (ii) Approximately $7.2 million was used to pay the entire principal and accrued interest on the mortgage note and an unsecured note, both related to the construction of the Company's facility in Wisconsin Rapids, Wisconsin.

          (iii) Approximately $5.1 million was used to pay the entire principal and accrued interest on notes from the Company's principal shareholders related to the 1996 acquisition of IPS.

          (iv) Approximately $10.9 million was used to pay distributions of S corporation retained profits to S corporation shareholders.

          (v) Approximately $6.4 million was used to invest in Athena Holdings LLC, a limited liability company formed for the purpose of constructing the Company's facility in Madison, Wisconsin.

          (vi) Approximately $700,000 was used for pilot operations in various markets and miscellaneous acquisitions.

     The Company has broad discretion with respect to the use of the remaining proceeds.

     At December 31 1998, the Company had a $10.0 million unsecured revolving line of credit with a bank which is available until March 31, 2000. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. As of December 31, 1998, the line of credit had not been used.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At December 31, 1998, the Company had no material market risk exposure (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Advantage Learning Systems, Inc. (a Wisconsin corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated and combined statements of income, equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Advantage Learning Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

                                          ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
February 2, 1999

FINANCIAL STATEMENTS

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997

                                                               1998      1997
                                                               ----      ----
                                                               (IN THOUSANDS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $14,222   $22,320
  Short term investments....................................   18,869     6,865
  Accounts receivable, less allowance of $1,058,000 in 1998
     and $638,000 in 1997...................................    8,832     3,317
  Inventories...............................................      794       345
  Prepaid expenses..........................................      656       746
  Deferred tax asset........................................    2,242     1,831
                                                              -------   -------
          Total current assets..............................   45,615    35,424
                                                              -------   -------
Property, plant and equipment, net..........................   19,101    12,042
Deferred tax asset..........................................    1,647     1,661
Intangibles, net............................................    1,445     1,599
Capitalized software, net...................................      188       157
                                                              -------   -------
          Total assets......................................  $67,996   $50,883
                                                              =======   =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,815   $   982
  Deferred revenue..........................................    3,443     2,854
  Payroll and employee benefits.............................    1,080       657
  Income taxes payable......................................    2,157        --
  Other current liabilities.................................    2,182     1,701
  Distribution payable to shareholders......................       --       555
                                                              -------   -------
          Total current liabilities.........................   10,677     6,749
                                                              -------   -------
  Deferred revenue..........................................    1,398     1,299
                                                              -------   -------
          Total liabilities.................................   12,075     8,048
                                                              -------   -------
  Minority interest.........................................      295        --
  Shareholders' equity:
     Common stock, $.01 par; shares authorized: 50,000,000;
      issued and outstanding:33,835,580 -- 1998
       33,804,766 -- 1997...................................      338       338
     Additional paid in capital.............................   40,674    40,588
     Retained earnings......................................   14,636     1,909
     Accumulated other comprehensive income.................      (22)       --
                                                              -------   -------
       Total shareholders' equity...........................   55,626    42,835
                                                              -------   -------
          Total liabilities and shareholders' equity........  $67,996   $50,883
                                                              =======   =======

The accompanying notes to the financial statements are an integral part of these balance sheets.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               1998      1997      1996
                                                               ----      ----      ----
                                                                     (IN THOUSANDS
                                                               EXCEPT PER SHARE AMOUNTS)
Net Sales:
  Products..................................................  $43,680   $29,060   $18,930
  Services..................................................   11,084     6,964     3,451
                                                              -------   -------   -------
       Total net sales......................................   54,764    36,024    22,381
                                                              -------   -------   -------
Cost of sales:
  Products..................................................    4,005     3,438     2,329
  Services..................................................    4,496     3,013     1,898
                                                              -------   -------   -------
       Total cost of sales..................................    8,501     6,451     4,227
                                                              -------   -------   -------
       Gross profit.........................................   46,263    29,573    18,154
Operating expenses:
  Product development.......................................    4,998     3,427     1,555
  Selling and marketing.....................................   13,614     9,682     6,639
  General and administrative................................    7,262     5,750     3,547
  Purchased research and development........................      475        --     3,400
  Phantom stock plan termination............................       --     1,617        --
                                                              -------   -------   -------
       Total operating expenses.............................   26,349    20,476    15,141
                                                              -------   -------   -------
       Operating income.....................................   19,914     9,097     3,013
Other income (expense):
  Interest income...........................................    1,709       483        35
  Interest expense..........................................       (8)     (645)     (206)
  Other, net................................................      (44)       91        16
                                                              -------   -------   -------
Income before taxes.........................................   21,571     9,026     2,858
Income tax provision (benefit)..............................    8,844      (673)   (1,602)
                                                              -------   -------   -------
Net income..................................................  $12,727   $ 9,699   $ 4,460
                                                              =======   =======   =======
Earnings per share:
  Basic.....................................................  $  0.38   $  0.33   $  0.16
  Diluted...................................................     0.37      0.33      0.16

The accompanying notes to the financial statements are an integral part of these statements.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED AND COMBINED EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                             ACCUMULATED
                                                COMMON STOCK (1)    ADDITIONAL                  OTHER
                                                -----------------    PAID IN     RETAINED   COMPREHENSIVE    TOTAL
                                                SHARES     AMOUNT    CAPITAL     EARNINGS      INCOME        EQUITY
                                                ------     ------   ----------   --------   -------------    ------
                                                                           (IN THOUSANDS)
Balance, December 31, 1995....................       --     $ --     $    --     $     --       $ --        $  2,613
  Net income..................................       --       --          --           --         --           4,460
  Distributions to shareholders...............                                                                (3,500)
  Contribution from shareholders..............       --       --          --           --         --             200
                                                -------     ----     -------     --------       ----        --------
Balance, December 31, 1996....................       --       --          --           --         --           3,773
  Net income..................................       --       --          --        9,699         --           9,699
  Recapitalization............................   27,302      273      (6,819)      10,319         --              --
  Distributions to shareholders...............       --       --          --      (18,109)        --         (18,109)
  Public offering.............................    6,440       64      46,908           --         --          46,972
  Settlement of IPS purchase(2)...............       63        1         499           --         --             500
                                                -------     ----     -------     --------       ----        --------
Balance, December 31, 1997....................   33,805      338      40,588        1,909         --          42,835
  Net income..................................       --       --          --       12,727         --          12,727
  Foreign currency translation................                                                   (22)            (22)
                                                                                                            --------
    Comprehensive income......................                                                                12,705
  Distribution to shareholders................       --       --        (302)          --         --            (302)
  Tax benefit on stock options................       --       --         133           --         --             133
  Exercise of stock options...................       31       --         246           --         --             246
  Stock option grants.........................       --       --           9           --         --               9
                                                -------     ----     -------     --------       ----        --------
Balance, December 31, 1998....................   33,836     $338     $40,674     $ 14,636       $(22)       $ 55,626
                                                =======     ====     =======     ========       ====        ========

-------------------------
(1) Common Stock, $0.01 par value, 50,000,000 shares authorized.

(2) See Note 3 of Notes to Financial Statements.

The accompanying notes to the financial statements are an integral part of these statements.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Reconciliation of net income to net cash provided by
  operating activities:
  Net income................................................    $ 12,727    $  9,699    $  4,460
  Noncash (income) expenses included in net income --
     Depreciation and amortization..........................       2,087       1,478         711
     Loss on building held for sale.........................          --          --         200
     Purchased research and development.....................         475          --       3,400
     Deferred income taxes..................................        (397)     (1,890)     (1,602)
  Change in assets and liabilities --
     Accounts receivable....................................      (5,459)       (793)       (755)
     Inventory..............................................        (421)        198        (311)
     Prepaid expenses.......................................          89        (481)         60
     Accounts payable and other current liabilities.........       3,758       1,745         858
     Retainage and amounts due under construction
       contract.............................................         (17)     (1,135)      1,151
     Deferred revenue.......................................         688       1,601       1,031
  Other.....................................................         (20)          1          --
                                                                --------    --------    --------
       Net cash provided by operating activities............      13,510      10,423       9,203
                                                                --------    --------    --------
Cash flows from investing activities:
  Purchase of property, plant & equipment...................      (8,465)     (1,693)     (9,898)
  Purchase of short term investments, net...................     (12,004)     (6,865)         --
  Capitalized software development costs....................        (194)         (4)       (365)
  Acquisitions..............................................        (634)       (265)     (4,610)
                                                                --------    --------    --------
       Net cash used in investing activities................     (21,297)     (8,827)    (14,873)
                                                                --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of stock...........................          --      46,972         200
  Proceeds from exercise of stock options...................         246          --          --
  Equity contribution from minority partner.................         300          --          --
  Proceeds from long-term debt & notes payable to
     shareholders...........................................          --          --      10,600
  Payments on debt..........................................          --     (10,450)       (150)
  Distributions to shareholders.............................        (857)    (17,554)     (3,500)
                                                                --------    --------    --------
       Net cash provided by (used in) financing
          activities........................................        (311)     18,968       7,150
                                                                --------    --------    --------
Net increase (decrease) in cash.............................      (8,098)     20,564       1,480
Cash and cash equivalents, beginning of period..............      22,320       1,756         276
                                                                --------    --------    --------
Cash and cash equivalents, end of period....................    $ 14,222    $ 22,320    $  1,756
                                                                ========    ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(1) CONSOLIDATION

     The consolidated financial statements include the financial results of Advantage Learning Systems, Inc. ("ALS") and its subsidiaries, collectively the "Company". The Company's significant subsidiaries include the Institute for Academic Excellence, Inc. ("Institute") and IPS Publishing, Inc. ("IPS"). The Company also owns 70% of Athena Holdings LLC which was formed for the purpose of constructing a facility in Madison, Wisconsin. Combined equity represents the combination of the common stock, paid-in capital and retained earnings of ALS, the Institute, and IPS. Effective January 2, 1997, the Institute and IPS became wholly owned subsidiaries of ALS. As a result, subsequent periods are presented on a consolidated basis. All significant intercompany transactions have been eliminated in the consolidated and combined financial statements.

(2) NATURE OF OPERATIONS

     ALS is a provider of learning information systems to K-12 schools in the United States and Canada. ALS's flagship product is the Accelerated Reader, a learning information system for motivating and monitoring increased literature-based reading practice. ALS has also developed STAR Reading, a computer-adaptive reading test and database. In 1998, the Company introduced Accelerated Math and STAR Math, software products that apply to math the principles that have made the reading software effective in improving academic performance, Perfect Copy, writing skills development software, and Math Renaissance, professional development training in math.

     The Institute develops and conducts Renaissance training programs, which provide educators with professional development training to most effectively use ALS products and the learning information they generate.

     IPS provides customized software to publishers for assessment and skills practice in math, science, and other subjects. Additionally, IPS develops content for math products distributed by the Company.

(3) ACQUISITIONS

     Effective June 30, 1998, the Company acquired 100% of the stock of Logicus Incorporated ("Logicus"), an Ontario, Canada-based firm specializing in writing skills development software. The transaction was accounted for using the purchase method of accounting, and the results of operations of Logicus have been included in the consolidated financial statements since the date of acquisition. The purchase price included the acquisition of certain in process research and development which resulted in a pre-tax charge of $475,000 in the second quarter of 1998. The acquisition of Logicus had no material effect on the results of operations of the Company in 1998. Pro forma results for 1998 and 1997 would not be materially different from actual.

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

     The acquisition was accounted for under the purchase method of accounting. The net purchase price was comprised of $4,610,000 cash paid at closing, $265,177 cash paid in 1997 and $500,000 of ALS common stock given at the closing date of the Initial Public Offering of the Company's common stock in 1997 (see
Note 5). The purchase price included the acquisition of certain in process research and development which resulted in a pre-tax charge to income of $3,400,000 for the year ended December 31, 1996.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

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

(b) Revenue recognition

     In 1997 the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 97-2 ("SOP 97-2") "Software Revenue Recognition". This SOP was issued to provide guidance on applying generally accepted accounting principles to software transactions and to narrow the range of revenue recognition practices that were in use before its issuance. SOP 97-2 is generally effective for transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 had no material impact on the Company's results of operations in 1998.

     Revenue from product sales is recognized when the products are shipped, net of estimated allowances for product returns and exchanges. Allowances for bad debts and post-contract support obligations, primarily telephone support provided by ALS, are also accrued for at the time of the sale.

     Revenue from IPS's custom products is recognized on the percentage of completion method. IPS defers revenue for advance payments from customers that are in excess of revenues earned. Included in receivables at December 31, 1998 and 1997 is $198,000 and $49,000, respectively, of amounts earned on contracts which are not yet billable.

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

     Service revenues include software support provided as part of the software product sale and separately sold maintenance fees whereby ALS provides ongoing customer support and product upgrades. Such separately sold contracts are reflected as deferred revenue and are amortized ratably over the term of the maintenance period which begins after the expiration of any support included with the purchase of the software. Revenue from support agreements included with the purchase of software is included in service revenue at the time the software is shipped.

(c) Cash and cash equivalents

     The Company considers cash amounts on deposit at banks and highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Commercial paper is carried at cost plus

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES accrued interest, which approximates market value. Cash and cash equivalents consisted of the following at December 31:

                                                              1998      1997
                                                              ----      ----
                                                              (IN THOUSANDS)
Cash and time deposits.....................................  $ 4,756   $ 6,395
Commercial paper...........................................    9,466    15,925
                                                             -------   -------
                                                             $14,222   $22,320
                                                             =======   =======

(d) Supplemental disclosure of cash flow information

                                                       1998          1997        1996
                                                       ----          ----        ----
                                                                (IN THOUSANDS)
Cash paid for:
  Interest..........................................  $     8       $  696       $ 94
  Income taxes......................................    6,606        1,564         --

(e) Short term investments

     Short term investments have an original maturity of more than three months and a remaining maturity of less than one year. As of December 31, 1998 and 1997 short term investments consisted entirely of commercial paper. These securities are considered to be held to maturity in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these investments are carried at cost plus accrued interest which approximates market value.

(f) Inventories

     Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Inventories primarily consist of purchased materials which include manuals, diskettes and motivational items.

(g) Catalog and advertising costs

     Costs related to direct response advertising, primarily catalogs, are capitalized over their expected period of future benefits, generally three to six months. At December 31, 1998 and 1997 capitalized catalog costs of approximately $113,000 and $43,000, respectively, are included in prepaid expenses. All other advertising costs are expensed the first time the advertising takes place. Advertising expenses for 1998, 1997 and 1996 were approximately $6,202,000, $4,377,000 and $2,999,000, respectively.

(h) Property, plant and equipment

     Property, plant and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using principally the straight-line method for financial reporting purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the plant and equipment accounts. Depreciation expense was approximately $1,401,000, $975,000 and $401,000 for 1998, 1997 and 1996, respectively.

     The estimated useful lives for property, plant and equipment are as follows: buildings -- 25 to 40 years; furniture, fixtures and office equipment -- 5 to 8 years; computer and production equipment -- 3 to 5 years; and vehicles -- 5 years.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

     Net property, plant and equipment consisted of the following at December
31:

                                                              1998      1997
                                                              ----      ----
                                                              (IN THOUSANDS)
Land and improvements......................................  $ 1,429   $   819
Buildings..................................................   14,469     8,738
Furniture, fixtures and office equipment...................    2,298     1,536
Computer and production equipment..........................    3,600     2,265
Vehicles...................................................       77        19
Construction in progress...................................       10       385
                                                             -------   -------
  Total property, plant and equipment......................   21,883    13,762
Less -- accumulated depreciation...........................   (2,782)   (1,720)
                                                             -------   -------
Property, plant and equipment, net.........................  $19,101   $12,042
                                                             =======   =======

(i) Software development costs

     In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86") "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain software development costs incurred after technological feasibility is achieved. Capitalized costs are reported at the lower of unamortized cost or net realizable value. Capitalized software development costs are amortized on a product-by-product basis based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the products which is generally estimated to be 24 months. Amortization begins when the products are available for general release to customers. All other research and development expenditures are charged to product development expense in the period incurred. Amounts capitalized were approximately $194,000, $4,000 and $365,000 in 1998, 1997 and 1996,
respectively. Amortization expense of approximately $163,000, $241,000 and $208,000 for 1998, 1997 and 1996, respectively, is included in cost of sales-products in the statements of income. At December 31, 1998 and 1997 accumulated amortization of capitalized software development costs was $733,000 and $570,000, respectively.

(j) Sales and concentration of credit risks

     For the years ended December 31, 1998, 1997 and 1996, one customer (a book distributor) contributed 13.9%, 14.4% and 15.2% of total revenues, respectively. No other customer represented more than 10% of total revenues. On December 31, 1998 and 1997, this customer had a receivable balance of 11.9% and 10.3% of total trade receivables, respectively.

     The Company grants credit to customers in the ordinary course of business. The majority of the Company's customers are schools. Concentrations of credit risk with respect to trade receivables are limited due to the significant number of customers and their geographic dispersion.

(k) Stock-based compensation

     The Company elected, as permitted by Statement of Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock Based Compensation" to follow the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees" and to provide the pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. Under the intrinsic method, compensation cost for stock options is measured by the excess, if any, of the quoted price of the company's stock at the measurement date over the exercise price. The Black-Scholes option-pricing model was used to compute the fair value of each option granted for purposes of the pro forma disclosures required by SFAS 123.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

(l) Earnings per common share

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share." This statement established new standards for computing and presenting earnings per share which was adopted by the Company in 1997. SFAS 128 supercedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" and purports to simplify the standards for computing earnings per share and make such computations comparable with international standards.

     Basic earnings per common share ("Basic EPS") has been computed based on the weighted average number of common shares outstanding. Diluted earnings per common share ("Diluted EPS") has been computed based on the weighted average number of common shares outstanding, increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. All share and per share data has been retroactively adjusted to reflect a 2-for-1 stock split in the form of a stock dividend effective February 26, 1999 (see Note 13).

     The weighted average shares outstanding for 1998, 1997 and 1996 are as follows:

                                                                1998          1997          1996
                                                                ----          ----          ----
Basic weighted average shares outstanding................    33,812,062    28,954,466    27,302,266
Dilutive effect of stock options.........................       163,998        93,210            --
                                                             ----------    ----------    ----------
Diluted weighted average shares outstanding..............    33,976,060    29,047,676    27,302,266
                                                             ==========    ==========    ==========

(m) Comprehensive income

     During 1997 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Effective for periods beginning after December 15, 1997, SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires that the total of other comprehensive income for a period be transferred to a component of equity that is displayed separately from retained earnings and additional paid-in capital. The Company's only component of comprehensive income, foreign currency translation adjustments, is included in accumulated other comprehensive income in the "Statements of Consolidated and Combined Equity."

(n) Reclassifications

     Certain previously reported amounts have been reclassified to conform with the 1998 presentation.

(5) INTANGIBLE ASSETS

     Intangible assets, including goodwill, are amortized on the straight-line basis over their estimated useful lives. In connection with the acquisition of Logicus, intangibles of $344,000 were acquired during 1998. Intangibles of $1,548,000 were acquired during 1996 in connection with the acquisition of IPS. Subsequently, in February 1997, the IPS purchase agreement was amended providing for the release of the $1.5 million held in escrow and the issuance of $500,000 in Common Stock in settlement of the contingent consideration upon closing of the Offering. This caused goodwill to increase by $415,177 ($500,000 in stock less $84,823 in interest related to the escrow funds).

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

     Intangible assets consisted of the following at December 31:

                                                        1998      1997     USEFUL LIFE
                                                        ----      ----     -----------
                                                               (IN THOUSANDS)
Algorithms and software code.......................    $  854    $  510     2-5 years
Tradename..........................................       210       210      10 years
Assembled workforce................................        90        90       7 years
Goodwill...........................................     1,153     1,153       7 years
                                                       ------    ------
Total intangibles..................................     2,307     1,963
Less -- accumulated amortization...................      (862)     (364)
                                                       ------    ------
Net intangibles....................................    $1,445    $1,599
                                                       ======    ======

     Management periodically reviews the carrying value of its intangible assets, including goodwill, for potential impairment. To date, no impairment of these assets exists.

(6) INCOME TAXES

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

     On September 29, 1997 the Company became subject to federal and state income taxes as a C corporation. Consequently, the Company is now required to account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes." In connection with this change in the Company's tax status, SFAS 109 required the Company to record deferred taxes on the balance sheet for all book to tax basis differences existing on the date of change to C corporation status. The financial statement effect of recording the basis differences resulted in recognition of a deferred tax asset and corresponding tax benefit of $3.5 million in 1997.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

     The provision (benefit) for income taxes consisted of:

                                                               1998          1997          1996
                                                               ----          ----          ----
                                                                        (IN THOUSANDS)
Current tax provision:
  U.S. Federal..............................................  $ 7,428       $ 1,026       $    --
  State and local...........................................    1,813           191            --
                                                              -------       -------       -------
Total current tax provision.................................    9,241         1,217            --
                                                              -------       -------       -------
Deferred tax (benefit):
  U.S. Federal..............................................     (329)       (1,618)       (1,602)
  State and local...........................................      (68)         (272)           --
                                                              -------       -------       -------
Total deferred tax (benefit)................................     (397)       (1,890)       (1,602)
                                                              -------       -------       -------
Provision (benefit) for income taxes........................  $ 8,844       $  (673)      $(1,602)
                                                              =======       =======       =======

     Effective rate reconciliation:

                                                               1998          1997          1996
                                                               ----          ----          ----
                                                                        (IN THOUSANDS)
U.S. statutory rate.........................................       35%           35%           35%
                                                              -------       -------       -------
Income tax provision at statutory tax rate..................  $ 7,550       $ 3,159       $ 1,000
State and local taxes, net of Federal tax benefit...........    1,134           175            --
(Benefit) of IPS losses.....................................       --            --        (1,602)
Deferred taxes written off in connection with IPS S
  corporation election......................................       --         1,602            --
S-corporation income not subject to tax.....................       --        (2,060)       (1,000)
Deferred tax reinstatement related to Termination of S
  corporation elections.....................................       --        (3,549)           --
Other.......................................................      160            --            --
                                                              -------       -------       -------
Provision (benefit) for income taxes........................  $ 8,844       $  (673)      $(1,602)
                                                              =======       =======       =======

     Deferred tax assets (liabilities) consisted of the following at December
31:

                                                               1998          1997
                                                               ----          ----
                                                                 (IN THOUSANDS)
Current deferred tax assets (liabilities):
  Deferred revenue..........................................  $ 1,334       $ 1,234
  Expenses not currently deductible.........................      908           597
                                                              -------       -------
Net current deferred tax assets.............................    2,242         1,831
                                                              -------       -------
Noncurrent deferred tax assets (liabilities):
  Operating losses..........................................      155           150
  Deferred revenue..........................................      458           523
  Depreciation and amortization.............................      (43)         (144)
  Intangibles...............................................    1,221         1,153
  Other.....................................................     (144)          (21)
                                                              -------       -------
Net noncurrent deferred tax assets..........................    1,647         1,661
                                                              -------       -------
Total deferred tax assets...................................  $ 3,889       $ 3,492
                                                              =======       =======

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

     No valuation allowance has been recorded as the net deferred tax asset related to the operating losses are assumed to be realizable through the future profitable operations of IPS. The tax operating loss carryforward expires in 2011.

(7) LINE OF CREDIT

     The Company has obtained a $10.0 million unsecured revolving line of credit with a bank which is available until March 31, 2000. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. As of December 31, 1998 the line of credit had not been used.

(8) LEASE COMMITMENTS

     The Company is party to various operating leases for equipment and for the IPS office facility. Rent expense for 1998, 1997 and 1996 was approximately $395,000, $203,000 and $159,000, respectively.

     Future approximate minimum rental payments (including estimated operating costs) required under the operating leases as of December 31, 1998 are as follows:

                                                         (IN THOUSANDS)
                                                            --------
1999...................................................     $160
2000...................................................      135
2001...................................................      137
2002...................................................      140
2003...................................................      143

(9) DEFINED CONTRIBUTION BENEFIT PLAN

     The Company has a defined contribution benefit plan covering all of its full-time employees meeting certain service requirements. The plan provides for matching employer contributions based on 67% of employees' elective contributions up to 6% of compensation. The plan allows employee contributions of up to 15% of compensation. Discretionary employer contributions may also be made to the plan. There were no discretionary contributions made in 1998, 1997 or 1996. Expense under the plan totaled approximately $370,000 in 1998, $297,000 in 1997 and $192,000 in 1996.

(10) PHANTOM STOCK PLAN

     As an incentive for certain key employees, ALS had a phantom stock plan. A total of 585 phantom shares were issued prior to termination of the plan. Under the terms of the plan, the completion of the Offering triggered a payout and termination of the plan. Under the plan, each phantom share was paid an amount equal to .001% of the market capitalization immediately after completion of the Offering. This resulted in phantom stock plan termination expense of approximately $1.6 million in the third quarter of 1997. Compensation expense of approximately $21,000 was incurred in 1996 with respect to the plan.

(11) STOCK OPTION PLAN

     The Company has established the 1997 Stock Incentive Plan for its officers, key employees, non-employee directors and consultants. A combined maximum of 3,000,000 options, SARs and share awards may be granted under the Plan. In addition, not more than 1,500,000 shares may be subject to incentive stock options. The exercise price of the stock options is market value of the common stock at the date of grant.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Generally, the options vest and become exercisable ratably over a four-year period, commencing one year after the grant date. The options expire 10 years from the grant date.

     Had compensation cost been determined for the Company's stock option portion of the Plan based on the fair value at the grant dates for awards consistent with the alternative method set forth under SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1998       1997
                                                     ----       ----
                                                      (IN THOUSANDS
                                                         EXCEPT
                                                        PER SHARE
                                                        AMOUNTS)
Net income:
  As reported...................................    $12,727    $9,699
  Pro forma.....................................     11,772     9,441
Diluted net income per common share:
  As reported...................................    $  0.37    $ 0.33
  Pro forma.....................................       0.35      0.33
The weighted average fair value of options
  granted under the Plan during the year is:....    $ 10.91    $ 5.60

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: dividend yield of 0% and 0%, expected volatility of 58.94% and 48.14%, risk-free interest rates of 5.14% and 6.31%, and expected lives of 10 years for the options.

     As of December 31, 1998, no SARs or share awards have been granted under the plan. A summary of stock option activity under the plan for 1998 and 1997 is as follows:

                                                          1998                         1997
                                                -------------------------    -------------------------
                                                              WEIGHTED                     WEIGHTED
                                                              AVERAGE                      AVERAGE
                                                SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                                ------     --------------    ------     --------------
Outstanding at beginning of year............    479,910        $ 8.22             --        $  --
Granted.....................................    422,952         14.88        490,536         8.21
Exercised...................................    (30,814)         8.00             --           --
Cancelled...................................    (92,572)         9.70        (10,626)        8.00
                                                -------        ------        -------        -----
Outstanding at end of year..................    779,476         11.66        479,910         8.22
                                                =======        ======        =======        =====
Options exercisable at end of year..........     95,135          8.24             --           --
                                                =======        ======        =======        =====

(12) EMPLOYEE STOCK PURCHASE PLAN

     Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan which allows employees to purchase shares of common stock through payroll deductions, up to 10% of eligible compensation. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. A total of 500,000 shares are available for purchase under the plan. The Company has elected to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," in accounting for its stock-based plans. Accordingly, the Company will not recognize compensation expense for employee stock purchases. In January 1999, approximately 18,800 shares were issued to employees at $11.85 with respect to the 1998 plan.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

(13) SHAREHOLDERS' EQUITY

     The Company's amended and restated articles of incorporation includes authorization to issue up to 50,000,000 shares of common stock with a $.01 par value and up to 5,000,000 shares of preferred stock with a $.01 par value. No preferred stock has been issued. On January 18, 1999, the board of directors of the Company authorized a 2-for-1 split of common stock in the form of a stock dividend payable on February 26, 1999 to shareholders of record on February 11, 1999. Accordingly, all share and per share data presented herein have been restated to reflect this split.

     In 1997 a 133.31-for-1 stock split was effected in the form of two common stock dividends which took place on March 28 and August 21, 1997. Also, in 1997, 640,266 common shares were issued in exchange for all of the outstanding shares of the Institute and IPS. Accordingly, shares issued and outstanding on the face of the balance sheet and all historical weighted average share and per share amounts have been restated to reflect the stock split and the common stock issued in exchange for the shares of the Institute and IPS.

     The Company issued a total of 6,440,000 common shares during 1997 in a public offering (see Note 14). Additionally, 62,500 common shares were issued in settlement of the purchase of IPS (see Note 3). As of December 31, 1998, 3,000,000 common shares were reserved for issuance under the 1997 Stock Incentive Plan (see Note 11).

(14) OFFERING OF COMMON STOCK

     On September 30, 1997, the Company completed the Offering of 5,600,000 shares of common stock. As a result of this Offering, the Company received net cash proceeds of $41,664,000 on the September 30, 1997 closing date. In addition, the Company incurred approximately $941,000 in costs associated with the Offering. This resulted in a net increase to shareholders' equity of $40,723,000. Subsequently, on October 2, 1997, an additional 840,000 shares of the Company's common stock were sold pursuant to the exercise of an over-allotment option granted in connection with the Offering. The Company received additional net proceeds of $6,249,200 in connection with the exercise of this over-allotment option all of which was accounted for as an increase to shareholders' equity.

     From September 1997 through December 31, 1998, the proceeds from the Offering were used as follows:

     - Approximately $1.6 million was used to pay compensation expenses related to the termination of the Company's phantom stock plan.

     - Approximately $7.2 million was used to pay the entire principal and accrued interest on the mortgage note and an unsecured note, both related to the construction of the Company's facility in Wisconsin Rapids, Wisconsin.

     - Approximately $5.1 million was used to pay the entire principal and accrued interest on notes from the Company's principal shareholders related to the 1996 acquisition of IPS.

     - Approximately $10.9 million was used to pay distributions of S corporation retained profits to S corporation shareholders.

     - Approximately $6.4 million was used to invest in Athena Holdings LLC, a limited liability company formed for the purpose of constructing the Company's facility in Madison, Wisconsin.

     - Approximately $700,000 was used for pilot operations in various markets and miscellaneous acquisitions.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

(15) SEGMENT REPORTING

     During 1997 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 significantly changes the disclosures required for the segments of a business but does not change income measurement principles. The annual reporting requirements of SFAS 131 are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 did not have any impact on financial results of the Company.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: software and training.

     The software segment produces learning information system software for the K-12 school market in the United States and Canada. The software assists educators in assessing and monitoring student development by increasing the quantity, quality, and timeliness of student performance data in the areas of reading, math and writing. Revenue from the software segment includes product revenue from the sale of software and service revenue from the sale of software support agreements.

     The training segment provides professional development training seminars. The program trains educators how to accelerate learning in the classroom through use of the information that the Company's learning information systems provide. The training program includes a variety of seminars presented in hotels and schools across the country.

     The accounting policies of the reportable segments are the same as those described in Note 4 of Notes to Financial Statements. The Company evaluates the performance of its operating segments based on operating income before nonrecurring items. Intersegment sales and transfers and revenue derived outside of the United States are not significant.

     Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                SOFTWARE    TRAINING     TOTAL
                                                                --------    --------     -----
                                                                        (IN THOUSANDS)
1998
  Revenues..................................................    $46,859      $7,905     $54,764
  Operating income(1).......................................     20,663        (274)     20,389
  Total assets..............................................     56,480      11,516      67,996
  Capital expenditures......................................      1,069       7,396       8,465
  Depreciation and amortization.............................      1,875         212       2,087
1997
  Revenues..................................................    $30,098      $5,926     $36,024
  Operating income(1).......................................     10,609         105      10,714
  Total assets..............................................     49,210       1,673      50,883
  Capital expenditures......................................      1,291         402       1,693
  Depreciation and amortization.............................      1,362         116       1,478
1996
  Revenues..................................................    $19,347      $3,034     $22,381
  Operating income(1).......................................      7,318        (905)      6,413
  Total assets..............................................     18,843       1,012      19,855
  Capital expenditures......................................      9,587         311       9,898
  Depreciation and amortization.............................        655          56         711

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

-------------------------

(1) Operating income Total differs from Operating income in the Consolidated and Combined Statements of Income due to nonrecurring items not included above:
    $475,000 purchased research and development in 1998; $1.6 million phantom stock plan termination in 1997; and $3.4 million purchased research and development in 1996.

     The information about the segments presented above is in compliance with SFAS 131 reporting requirements. The reported measures are consistent with those used in measuring amounts in the consolidated financial statements. Such measurements are generally along legal entity lines as aggregated.

     It is management's opinion, however, that because many flows of value between the reporting entities can not be precisely quantified, this information provides an incomplete measure of the training segment profit or loss, and may be subject to misinterpretation. The chief operating officer evaluates the performance of the training segment based on many factors not captured by the financial accounting system and often evaluates the company's financial performance on a total entity basis.

(16) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth unaudited consolidated and combined income statement data for each quarter of the Company's last two fiscal years. The unaudited quarterly financial information has been prepared on the same basis as the annual information presented in the financial statements and, in management's opinion, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information provided. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                  QUARTER ENDED
                                                                  -------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1998:
  Net sales.................................    $10,623     $11,721      $15,019         $17,401
  Gross profit..............................      8,857       9,917       12,800          14,688
  Operating income..........................      2,742       3,349        6,221           7,601
  Income tax provision......................      1,347       1,551        2,676           3,269
  Net income................................      1,899       2,274        4,009           4,545
  Basic and diluted earnings per share......       0.06        0.07         0.12            0.13
  Common stock price per share:
     High...................................     17.188      19.375       20.250          33.188
     Low....................................     10.719      12.375       12.000          16.375
1997:
  Net sales.................................    $ 7,813     $ 8,732      $ 9,653         $ 9,826
  Gross profit..............................      6,314       7,250        7,898           8,110
  Operating income..........................      2,310       2,806        1,305           2,675
  Income tax provision (benefit)............      1,602          --       (3,505)          1,231
  Net income................................        541       2,609        4,639           1,909
  Basic and diluted earnings per share......       0.02        0.10         0.17            0.06
  Common stock price per share:
     High...................................         --          --       12.625          14.125
     Low....................................         --          --       11.063          10.000

     1. Per share data have been restated to reflect a 2-for-1 stock split in the form of a dividend effective February 26, 1999 (see Note 13).

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

     2. In connection with the acquisition of Logicus, $475,000 of the purchase price was allocated to purchased research and development which was expensed in June 1998 (see Note 3).

     3. The Company's phantom stock plan terminated in connection with completion of the Offering of its common stock, resulting in a $1.6 million charge to operating income in September 1997 (see Note 10).

     4. The Company's S corporation election was terminated in connection with completion of the Offering of its common stock. The Company was required to adopt SFAS 109 and to record a deferred tax asset and corresponding tax benefit for all timing differences existing on the date of the tax status change. This resulted in a $3.5 million tax benefit in September 1997 (see Note 6).

     5. Effective January 1, 1997, IPS elected S corporation status and wrote off the deferred tax asset associated with its 1996 net operating losses (see Note 6).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers. Reference is made to "Executive Officers of the Registrant" in Part I hereof.

     (b) Directors. The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 1999 under the caption "Election of Directors," which information is incorporated by reference herein.

     (c) Section 16 Compliance. The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 1999 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 1999 under the captions "Executive Compensation," "Employment Agreements," "Non-Employee Director Compensation," "Compensation Committee Report," and "Performance Graph," which information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 1999 under the caption "Security Ownership of Management and Certain Beneficial Owners," which information is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS.

     Combined and Consolidated Financial Statements.

        Report of Independent Public Accountants

        Consolidated Balance Sheets as of December 31, 1998 and 1997

        Consolidated and Combined Statements of Income for the years ended December 31, 1998, 1997 and 1996

        Statements of Consolidated and Combined Equity for the years ended December 31, 1998, 1997, and 1996

        Consolidated and Combined Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

        Notes to Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES.

    See the Exhibit Index, which is incorporated by reference herein.

(A)(3) EXHIBITS.

    See (c) below.

(B) REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed for the three months ended December 31, 1998.

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

                                          ADVANTAGE LEARNING SYSTEMS, INC.

                                          By:   /s/ MICHAEL H. BAUM
                                             -----------------------------------
                                                      Michael H. Baum
                                                  Chief Executive Officer

                                          Date: March 11, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                          NAME                                           TITLE                 DATE
                          ----                                           -----                 ----
                  /s/ MICHAEL H. BAUM                          Chief Executive Officer
--------------------------------------------------------       and a Director (Principal
                    Michael H. Baum                            Executive Officer)         March 11, 1999

                  /s/ TIMOTHY SHERLOCK                         Secretary, Vice President
--------------------------------------------------------       and Chief Financial
                    Timothy Sherlock                           Officer (Principal         March 11, 1999
                                                               Financial and Accounting
                                                               Officer)

   Directors: Judith A. Paul, Terrance D. Paul, John R. Hickey, Timothy P. Welch, Perry S. Akins and
              John H. Grunewald

By:              /s/ MICHAEL H. BAUM                                                      March 11, 1999
   -----------------------------------------------------
                       Michael H. Baum
                      Attorney-In-Fact*

-------------------------
*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                               EXHIBIT
    -------                              -------
      3.1      Amended and Restated Articles of Incorporation of Advantage
               Learning Systems, Inc.(1)
      3.2      Amended and Restated By-laws of Advantage Learning Systems,
               Inc.(1)
      4.1      Form of Stock Certificate.(2)
     10.1      Asset Purchase Agreement dated as of August 1, 1996 by and among IPS Acquisition, Inc., IPS Publishing, Inc. and
               Timothy P. Welch, individually and as sole Trustee of the
               Timothy P. Welch Revocable Trust.(1)
     10.2      Supplement to Asset Purchase Agreement dated as of February
               25, 1997, by and among IPS Publishing, Inc. (f/k/a IPS
               Acquisition, Inc.), Welch Publishing, Inc. (f/k/a IPS
               Publishing, Inc.) and Timothy P. Welch, individually and as sole Trustee of the Timothy P. Welch Revocable Trust.(1)
     10.3      Employment Agreement between IPS Publishing, Inc. (f/k/a IPS
               Acquisition, Inc.) and Timothy P. Welch dated as of August
               1, 1996.(1)*
     10.4      1997 Stock Incentive Plan (as amended and restated).(3)*
     10.5      Advantage Learning Systems, Inc. Phantom Stock Plan.(1)*
     10.6      Institute for Academic Excellence, Inc. Phantom Stock
               Plan.(1)*
     10.7      Accelerated Reader Resale Agreement dated May 1, 1994,
               between Advantage Learning Systems, Inc. and Perma-Bound, a division of Hertzberg-New Method, Inc.(1)
     10.8      Promissory Note dated August 1, 1996 in the principal amount of $2,350,000 from IPS Publishing, Inc. to Judith A.
               Paul.(1)
     10.9      Promissory Note dated August 1, 1996 in the principal amount of $2,350,000 from IPS Publishing, Inc. to Terrance D.
               Paul.(1)
     10.10     Credit Agreement dated as of December 31, 1997, by and
               between Norwest Bank Wisconsin, National Association and
               Advantage Learning Systems, Inc.(4)
     10.11     Tax Indemnification Agreement between Terrance Paul, Judith
               Paul, Mark J. Bradley, as Trustee of the Terrance and Judith
               Paul Descendants' Trust, and Advantage Learning Systems,
               Inc.(2)
     10.12     Tax Indemnification Agreement between Terrance Paul, Judith
               Paul, Mark J. Bradley, as Trustee of the Terrance and Judith
               Paul Descendants' Trust, and the Institute for Academic
               Excellence, Inc.(2)
     10.13     Advantage Learning Systems, Inc. Employee Stock Purchase
               Plan(5)*
     10.14     Office Lease dated as of December 17, 1998 by and between
               Athena Holdings LLC and Institute for Academic Excellence,
               Inc.
     10.15     Real Estate Mortgage dated December 17, 1998 between Athena
               Holdings LLC and Advantage Learning Systems, Inc.
     21.1      Subsidiaries of Advantage Learning Systems, Inc.
     23.1      Consent of Arthur Andersen LLP.
     24.1      Directors' Powers of Attorney.
     27.1      Financial Data Schedule.
     99.1      Schedule II -- Valuation and Qualifying Accounts.

-------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-22519).
(2) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 0-22187).
(3) Incorporated by reference to the Company's Form S-8 filed on October 28, 1997 (Registration No. 333-38867).
(4) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1997 (SEC File No. 0-22187).
(5) Incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of shareholders.
 *  Management contracts or compensatory plans or arrangements.