Form 10-Q
period 1999-03-31
ADVANTAGE LEARNING SYSTEMS INC
filed 1999-05-13
CIK 1030484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
      PERIOD ENDED MARCH 31, 1999.


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
      PERIOD FROM                      TO
                  --------------------    --------------------


                         COMMISSION FILE NUMBER: 0-22187


                        ADVANTAGE LEARNING SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          WISCONSIN                                              39-1559474
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

                                Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            OUTSTANDING AT
                  CLASS                                     APRIL 30, 1999
                  -----                                     --------------
      Common Stock, $0.01 par value                           33,888,194

                        ADVANTAGE LEARNING SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


PART I  - FINANCIAL INFORMATION

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
ITEM 1.   FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheets at March 31, 1999
                  and December 31, 1998 .............................................  1

         Unaudited Consolidated Statements of Income for the Three
                  Months Ended March 31, 1999 and 1998 ..............................  2

         Unaudited Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 1999 and 1998 ..............................  3

         Notes to Unaudited Consolidated Financial Statements........................  4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS........................................  6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK................................................................  9


PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS .................................  10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ..........................................  10





















                                    - Index -

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ADVANTAGE LEARNING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                     March 31, 1999          December 31,
                                                                                                 1998
                                                                  --------------------   -------------------
                                                                               (In thousands)
                             ASSETS
Current assets:
    Cash and cash equivalents                                     $            24,701    $           14,222
    Short term investments                                                     11,846                18,869
    Accounts receivable, less allowance of
        $1,364,000 in 1999 and $1,058,000 in 1998                              10,017                 8,832
    Inventories                                                                   773                   794
    Prepaid expenses                                                              847                   656
    Deferred tax asset                                                          2,434                 2,242
                                                                  --------------------   -------------------
        Total current assets                                                   50,618                45,615
                                                                  --------------------   -------------------
    Property, plant and equipment, net                                         20,356                19,101
    Deferred tax asset                                                          1,670                 1,647
    Intangibles, net                                                            1,343                 1,445
    Capitalized software, net                                                     180                   188
                                                                  --------------------   -------------------
        Total assets                                              $            74,167    $           67,996
                                                                  ====================   ===================

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $             2,371    $            1,815
    Deferred revenue                                                            3,418                 3,443
    Payroll and employee benefits                                               1,281                 1,080
    Income taxes payable                                                        2,673                 2,157
    Other current liabilities                                                   2,064                 2,182
                                                                  --------------------   -------------------
Total current liabilities                                                      11,807                10,677
                                                                  --------------------   -------------------
    Deferred revenue                                                            1,648                 1,398
                                                                  --------------------   -------------------
Total liabilities                                                              13,455                12,075

Minority interest                                                                 276                   295

Shareholders' equity                                                           60,436                55,626
                                                                  --------------------   -------------------
Total liabilities and shareholders' equity                        $            74,167    $           67,996
                                                                  ====================   ===================


See accompanying notes to consolidated  financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                          For the Three Months Ended
                                                                                   March 31,
                                                                     1999                            1998
                                                                ----------------                ----------------
                                                                   (In thousands, except per share amounts)
Net sales:
    Products                                                    $        15,060                 $         8,636
    Services                                                              3,292                           1,987
                                                                ----------------                ----------------
        Total net sales                                                  18,352                          10,623
                                                                ----------------                ----------------
Cost of sales:
    Products                                                              1,565                             901
    Services                                                              1,705                             865
                                                                ----------------                ----------------
        Total cost of sales                                               3,270                           1,766
                                                                ----------------                ----------------
        Gross profit                                                     15,082                           8,857
Operating expenses:
    Product development                                                   1,394                           1,027
    Selling and marketing                                                 4,722                           3,351
    General and administrative                                            2,236                           1,737
                                                                ----------------                ----------------
        Total operating expenses                                          8,352                           6,115
                                                                ----------------                ----------------
        Operating income                                                  6,730                           2,742
Other income:
    Interest income                                                         413                             434
    Other, net                                                              176                              70
                                                                ----------------                ----------------
Income before taxes                                                       7,319                           3,246
Income taxes                                                              3,001                           1,347
                                                                ----------------                ----------------

Net income                                                      $          4,318                $         1,899
                                                                ================                ================

Basic and diluted earnings per share                            $          0.13                 $          0.06
                                                                ================                ================


See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                                    1999               1998
                                                                             ------------------- -----------------
                                                                                        (In thousands)
Reconciliation of net income to net cash provided by operating activities:
    Net income                                                                          $ 4,318           $ 1,899
    Noncash (income) expenses included in net income -
        Depreciation and amortization                                                       654               403
        Deferred income taxes                                                              (216)              (33)
    Change in assets and liabilities -
            Accounts receivable                                                          (1,185)             (984)
            Inventory                                                                        22                50
            Prepaid expenses                                                               (191)              159
            Accounts payable and other current liabilities                                1,156             1,633
            Deferred revenue                                                                224                50
       Other                                                                                (41)              (17)
                                                                             ------------------- -----------------
       Net cash provided by operating activities                                          4,741             3,160
                                                                             ------------------- -----------------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                            (1,752)             (960)
    Purchase of short term investments, net                                               7,022           (14,911)
    Capitalized software development costs                                                  (20)                -
                                                                             ------------------- -----------------
        Net cash provided by (used in) investing activities                               5,250           (15,871)
                                                                             ------------------- -----------------
Cash flows from financing activities:
    Equity contribution from minority partner                                                 -                66
    Proceeds from issuance of stock                                                         222                 -
    Proceeds from exercise of stock options                                                 266                 -
                                                                             ------------------- -----------------
        Net cash provided by financing activities                                           488                66
                                                                             ------------------- -----------------
Net increase (decrease) in cash                                                          10,479           (12,645)
Cash and cash equivalents, beginning of period                                           14,222            22,320
                                                                             ------------------- -----------------
Cash and cash equivalents, end of period                                               $ 24,701           $ 9,675
                                                                             =================== =================


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

         The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


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

         On January 18, 1999, the board of directors of the Company authorized a 2-for-1 split of common stock in the form of a stock dividend payable on February 26, 1999 to shareholders of record on February 11, 1999. Accordingly, all share and per share data presented herein have been restated to reflect this split. The weighted average shares outstanding during the three months ended March 31, 1999 and 1998 are as follows:


                                      Three Months Ended      Three Months Ended
                                        March 31, 1999          March 31, 1998
                                      ------------------      ------------------

Basic Weighted Average Shares             33,867,084             33,804,766

Impact of Stock Options                      288,603                114,968

Diluted Weighted Average Shares           34,155,687             33,919,734



4.  SEGMENT REPORTING
         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: software and training.

         The software segment produces learning information systems software for the K-12 school market in the United States and Canada. The software assists educators in assessing and monitoring student development by increasing the quantity, quality and timeliness of student performance data in the areas of reading, math and writing. Revenue from the software segment includes product revenue from the sale of software and service revenue from the sale of software support agreements.

         The training segment provides professional development training seminars. The program trains educators how to accelerate learning in the classroom through use of the information that the Company's learning information systems provide. Revenue from the training segment includes service revenue from a variety of seminars presented in hotels and schools across the country, and product revenue from training material.

         The Company evaluates the performance of its operating segments based on operating income before nonrecurring items. Intersegment sales and transfers and revenue derived outside of the United States are not significant. Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                             Three Months Ended
                                                  March 31,
                                            1999               1998
                                      -----------------    -------------
                                               (In thousands)
Revenues:
Software                              $         16,277     $      9,070
Training                                         2,075            1,553
                                      -----------------    -------------
Total revenues                        $         18,352     $     10,623
                                      =================    =============

Operating income:
Software                              $          7,434     $      3,136
Training                                          (704)            (394)
                                      -----------------    -------------
Total operating income                $          6,730     $      2,742
                                      =================    =============




         The information about the segments presented above is in compliance with SFAS 131 reporting requirements. The reported measures are consistent with those used in measuring amounts in the consolidated financial statements.
Such measurements are generally along legal entity lines as aggregated.

         It is management's opinion, however, that because many flows of value between the segments cannot be precisely quantified, this information provides an incomplete measure of the training segment profit or loss, and should not be viewed in isolation. Management evaluates the performance of the training segment based on many factors not captured by the financial accounting system and often evaluates the Company's financial performance on a total entity basis.


5.  COMPREHENSIVE INCOME
         Total comprehensive income was $4,322,000 and $1,899,000 in the first quarter of 1999 and 1998, respectively. The difference between net income and total comprehensive income comprised solely foreign currency translations.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         The following table sets forth certain consolidated income statement data in dollars and as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:



                                                          THREE MONTHS ENDED MARCH 31,
                                                       1999                        1998                     CHANGE
                                             -------------------------   ------------------------   ------------------------
                                                                          (Dollars in thousands)
Net Sales:
    Products                                     $15,060        82.1%        $8,636        81.3%         $6,424       74.4%
    Services                                       3,292        17.9%         1,987        18.7%          1,305       65.7%
                                             ------------  ===========   -----------   ==========   ------------
        Total net sales                           18,352       100.0%        10,623       100.0%          7,729       72.8%
                                             ------------  ===========   -----------   ==========   ------------

Cost of sales:
    Products                                       1,565        10.4%           901        10.4%            664       73.7%
    Services                                       1,705        51.8%           865        43.5%            840       97.1%
                                             ------------                -----------                ------------
        Total cost of sales                        3,270        17.8%         1,766        16.6%          1,504       85.2%
                                             ------------                -----------                ------------

Gross profit:
    Products                                      13,495        89.6%         7,735        89.6%          5,760       74.5%
    Services                                       1,587        48.2%         1,122        56.5%            465       41.4%
                                             ------------                -----------                ------------
        Total gross profit                        15,082        82.2%         8,857        83.4%          6,225       70.3%
                                             ------------                -----------                ------------

Operating expenses:
    Product development                            1,394         7.6%         1,027         9.7%            367       35.7%
    Selling & marketing                            4,722        25.7%         3,351        31.5%          1,371       40.9%
    General & administrative                       2,236        12.2%         1,737        16.4%            499       28.7%
                                             ------------                -----------                ------------
        Total operating expenses                   8,352        45.5%         6,115        57.6%          2,237       36.6%
                                             ------------                -----------                ------------

        Operating income                           6,730        36.7%         2,742        25.8%          3,988      145.4%

Other income:
    Interest income                                  413         2.2%           434         4.1%            (21)      -4.8%
    Other, net                                       176         1.0%            70         0.7%            106      151.4%
                                             ------------                -----------                ------------
        Total other income                           589         3.2%           504         4.8%             85       16.9%
                                             ------------                -----------                ------------


Income before taxes                                7,319        39.9%         3,246        30.6%          4,073      125.5%

Income taxes                                       3,001        16.4%         1,347        12.7%          1,654      122.8%
                                             ------------                -----------                ------------

Net income                                       $ 4,318        23.5%        $1,899        17.9%         $2,419      127.4%
                                             ============                ===========                ============


         Net Sales. The Company's net sales increased by $7.7 million, or 72.8%, to $18.4 million in the first quarter of 1999 from $10.6 million in the first quarter of 1998. Product sales increased by $6.4 million, or 74.4%, to $15.1 million in the first quarter of 1999 from $8.6 million in the first quarter of 1998. The increase in product sales is primarily attributable to (i) sales of the Company's new math products which began shipping in late 1998 and (ii) increased sales of Accelerated Reader title disks, with about 22,000 available book titles, to a larger base of Accelerated Reader schools.

         Service revenue, which consists of revenue from sales of training sessions and software support agreements, increased by $1.3 million, or 65.7%, to $3.3 million in the first quarter of 1999 from $2.0 million in the first quarter of 1998. This increase is primarily attributable to revenue from software support agreements associated with new product sales along with renewals of agreements by an expanding base of existing customers, and to an increased number of Reading Renaissance training sessions.

         Cost of Sales. The cost of sales of products increased by $664,000, or 73.7%, to $1.6 million in the first quarter of 1999 from $901,000 in the first quarter of 1998. As a percentage of product sales, the cost of sales of products remained constant at 10.4% in the first quarter of 1999 and 1998. The cost of sales of services increased by $840,000, or 97.1%, to $1.7 million in the first quarter of 1999 from $865,000 in the first quarter of 1998. As a percentage of sales of services, the cost of sales of services increased to 51.8% in the first quarter of 1999 compared to 43.5% in the first quarter of 1998. This increase is primarily the result of increased costs associated with a new training program, Math Renaissance, introduced during the quarter, and increased numbers of seminars in smaller markets. The Company's overall gross profit margin decreased to 82.2% in the first quarter of 1999 from 83.4% in the first quarter of 1998 due to the decreased gross profit margin on services. Management expects that the overall gross profit margin will remain relatively constant in 1999.

         Product Development. Product development expenses increased by $367,000, or 35.7%, to $1.4 million in the first quarter of 1999 from $1.0 million in the first quarter of 1998. These expenses increased primarily due to increased development staff and consulting costs associated with the new math and writing products, new Accelerated Reader quizzes, and new seminars introduced in 1998 and early 1999. As a percentage of net sales, product development costs decreased to 7.6% in the first quarter of 1999 from 9.7% in the first quarter of 1998. The Company anticipates that the total dollar amount of product development costs will continue to increase as the Company enhances and extends its product offerings into other areas of the K-12 curriculum.

         Selling and Marketing. Selling and marketing expenses increased by $1.4 million, or 40.9%, to $4.7 million in the first quarter of 1999 from $3.4 million in the first quarter of 1998. These expenses increased due to (i) mailings to an increased customer and prospect base and increased lead-generation advertising and (ii) salary and recruiting costs associated with the hiring of additional personnel. As a percentage of net sales, selling and marketing expenses decreased to 25.7% in the first quarter of 1999 from 31.5% in the first quarter of 1998. This decrease is primarily due to economies of scale associated with significantly increased product sales and service sales. Management anticipates that selling and marketing expenses will generally continue to rise, while remaining relatively constant as a percentage of sales, as the Company expands its customer and prospect base and number of curricular areas its products cover.

         General and Administrative. General and administrative expenses increased by $499,000, or 28.7%, to $2.2 million in the first quarter of 1999 from $1.7 million in the first quarter of 1998. The higher expenses for the first quarter of 1999 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits. As a percentage of net sales, general and administrative costs decreased to 12.2% in the first quarter of 1999 compared to 16.4% in the first quarter of 1998.

         Operating Income. Operating income increased by $4.0 million, or 145.4%, to $6.7 million in the first quarter of 1999 from $2.7 million in the first quarter of 1998. As a percentage of net sales, operating income increased to 36.7% in the first quarter of 1999 compared to 25.8% in the first quarter of 1998.

         Income Tax Expense. Income tax expense of $3.0 million was recorded in the first quarter of 1999 at an effective income tax rate, as a percentage of pre-tax income, of 41.0% compared to $1.3 million, or 41.5% of pre-tax income in first quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company's cash, cash equivalents and short-term investments increased to $36.5 million from the December 31, 1998 total of $33.1 million. The increase of $3.4 million in the first quarter of 1999 is primarily due to the net effect of an increase of $4.7 million in net cash provided by operating activities offset by $1.8 million used in the purchase of property, plant and equipment. The Company believes cash flow from operations and its current cash position will be sufficient to meet its working capital requirements for the foreseeable future.

         At March 31, 1999, the Company had a $10.0 million unsecured revolving line of credit with a bank which is available until March 31, 2000. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. As of March 31, 1999, the line of credit had not been used.

YEAR 2000

         The Company has investigated the extent to which its operations are subject to Year 2000 issues and assessed the measures it believes will be necessary to avoid any material disruption to its operations relating to Year 2000 issues. On the basis of this investigation and assessment, the Company has taken steps to ensure that its systems and products will not be adversely impacted by Year 2000 issues. As of March 31, 1999, substantially all of the Company's systems and products are Year 2000 compliant. The cost to the Company for such compliance measures has been approximately $100,000, and management believes that the cost of additional modifications will be approximately $300,000. The cost of the Company's internal Year 2000 compliance measures is being funded through operating cash flows.

         In addition to assessing its own readiness for the Year 2000, the Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 issues. A significant percentage of these suppliers have responded in writing to the Company's Year 2000 readiness inquiries. The Company plans to continue assessment of its third party business partners, including face-to-face meetings with management and/or on site visits as deemed appropriate. Despite the Company's diligence, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The cost to the Company for its third party compliance efforts as of March 31, 1999 has been approximately $650,000, and management believes that the cost of additional efforts in this regard will be approximately $150,000. The cost of the Company's external Year 2000 compliance measures is being funded through operating cash flows.

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

         Based upon the modifications made to its products and the new internal systems which have been put in place, the Company believes it has substantially completed the contingency plan to handle the most reasonably likely worst case scenarios described above. However, if unanticipated Year 2000 related problems occur, it could result in a material financial risk to the Company.

FORWARD-LOOKING STATEMENTS

         In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements relating to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. The Company's actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include those factors identified in Item 1, Business, Forward-Looking Statements, contained in the Company's Form 10-K for the year ended December 31, 1998, which factors are incorporated herein by reference to such Form 10-K.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         At March 31, 1999, the Company had no material market risk exposure (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).

Part  II - OTHER INFORMATION


Item   2.   Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d) The net proceeds to the Company from its initial public offering, after deducting underwriting discounts of $3,606,400 and other expenses of approximately $941,000, were approximately $46,972,000. From September 24, 1997 through March 31, 1999, the Company used the net proceeds from the offering as follows:

         (i)Approximately $1.6 million was used to pay compensation expenses related to the termination of the Company's phantom stock plan.

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

         (v) Approximately $7.4 million was used to invest in Athena Holdings LLC, a limited liability company formed for the purpose of constructing the Company's facility in Madison, Wisconsin.

         (vi) Approximately $800,000 was used for pilot operations in various markets and miscellaneous acquisitions.

The Company has broad discretion with respect to the use of the remaining proceeds.



Item   6.   Exhibits and Reports on Form 8-K


(a) Exhibits.

         Exhibit No.              Description
         -----------              -----------

            3.1 Amended and Restated Articles of Incorporation of Advantage Learning Systems, Inc., as amended

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



   May 13, 1999           /s/ Michael H. Baum
   ------------           ------------------------------
      Date                Michael H. Baum
                          Chief Executive Officer
                          (Principal Executive Officer)


   May 13, 1999           /s/ Timothy Sherlock
   ------------           ------------------------------
      Date                Timothy Sherlock
                          Secretary, Vice President, and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                                Index to Exhibits

         Exhibit No.              Description
         -----------              -----------

            3.1 Amended and Restated Articles of Incorporation of Advantage Learning Systems, Inc., as amended

            27.1                  Financial Data Schedule