Form 10-Q
period 1999-06-30
ADVANTAGE LEARNING SYSTEMS INC
filed 1999-08-12
CIK 1030484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED JUNE 30, 1999.


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
         PERIOD FROM                    TO
                    -------------------   --------------------

                         COMMISSION FILE NUMBER: 0-22187


                        ADVANTAGE LEARNING SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          WISCONSIN                                39-1559474
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

                                Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        OUTSTANDING AT
                CLASS                                   JULY 31, 1999
                -----                                   --------------
       Common Stock, $0.01 par value                      34,079,678

                        ADVANTAGE LEARNING SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


PART I  - FINANCIAL INFORMATION
                                                                                               Page
                                                                                              Number
                                                                                              ------
ITEM 1.   FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheets at June 30, 1999
                and December 31, 1998 .......................................................    1

         Unaudited Consolidated Statements of Income for
                the Three Months and Six Months Ended
                June 30, 1999 and 1998 ......................................................    2

         Unaudited Consolidated Statements of Cash Flows for the Six
                Months Ended June 30, 1999 and 1998..........................................    3

         Notes to Unaudited Consolidated Financial Statements................................    4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................................    6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK........................................................................   11


PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES  AND USE OF PROCEEDS.........................................   12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................   12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ..................................................   13




                                    - Index -

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ADVANTAGE LEARNING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           JUNE 30,            DECEMBER 31,
                                                                             1999                 1998
                                                                         -------------         ------------
                                                                                    (In thousands)
                             ASSETS
Current assets:
    Cash and cash equivalents                                               $25,222            $14,222
    Short term investments                                                   11,954             18,869
    Accounts receivable, less allowance of
        $1,446,000 in 1999 and $1,058,000 in 1998                            10,179              8,832
    Inventories                                                                 848                794
    Prepaid expenses                                                            688                656
    Deferred tax asset                                                        2,406              2,242
                                                                            -------            -------
        Total current assets                                                 51,297             45,615
                                                                            -------            -------
    Property, plant and equipment, net                                       21,414             19,101
    Deferred tax asset                                                        1,611              1,647
    Intangibles, net                                                          2,438              1,445
    Capitalized software, net                                                   312                188
                                                                            -------            -------
        Total assets                                                        $77,072            $67,996
                                                                            =======            =======


              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $ 2,017            $ 1,815
    Deferred revenue                                                          3,690              3,443
    Payroll and employee benefits                                             1,881              1,080
    Income taxes payable                                                         --              2,157
    Other current liabilities                                                 2,111              2,182
                                                                            -------            -------
Total current liabilities                                                     9,699             10,677
                                                                            -------            -------
    Deferred revenue                                                          1,344              1,398
                                                                            -------            -------
Total liabilities                                                            11,043             12,075

Minority interest                                                               269                295

Shareholders' equity                                                         65,760             55,626
                                                                            -------            -------
        Total liabilities and shareholders' equity                          $77,072            $67,996
                                                                            =======            =======

See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                            THREE MONTHS                     SIX MONTHS
                                                           ENDED JUNE 30,                  ENDED JUNE 30,
                                                       1999             1998            1999            1998
                                                   -----------       ----------      ----------       ---------
                                                               (In thousands, except per share amounts)
Net sales:
    Products                                          $ 16,806        $  9,680         $ 31,866        $ 18,316
    Services                                             3,531           2,041            6,823           4,028
                                                      --------        --------         --------        --------
        Total net sales                                 20,337          11,721           38,689          22,344
                                                      --------        --------         --------        --------
Cost of sales:
    Products                                             1,884           1,056            3,449           1,957
    Services                                             1,460             748            3,165           1,612
                                                      --------        --------         --------        --------
        Total cost of sales                              3,344           1,804            6,614           3,569
                                                      --------        --------         --------        --------
        Gross profit                                    16,993           9,917           32,075          18,775
Operating expenses:
    Product development                                  1,825           1,283            3,219           2,311
    Selling and marketing                                5,329           3,068           10,051           6,419
    General and administrative                           2,290           1,742            4,526           3,479
    Purchased research and development                     180             475              180             475
                                                      --------        --------         --------        --------
        Total operating expenses                         9,624           6,568           17,976          12,684
                                                      --------        --------         --------        --------
        Operating income                                 7,369           3,349           14,099           6,091
Other income (expense):
    Interest income                                        399             422              812             856
    Interest expense                                        (3)             (7)              (3)             (7)
    Other, net                                             291              62              467             132
                                                      --------        --------         --------        --------
Income before taxes                                      8,056           3,826           15,375           7,072
Income taxes                                             3,343           1,552            6,344           2,899
                                                      --------        --------         --------        --------

Net income                                            $  4,713        $  2,274         $  9,031        $  4,173
                                                      ========        ========         ========        ========


Basic earnings per share                              $   0.14        $   0.07         $   0.27        $   0.12
                                                      ========        ========         ========        ========

Diluted earnings per share                            $   0.14        $   0.07         $   0.26        $   0.12
                                                      ========        ========         ========        ========


See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                          1999                1998
                                                                                    -----------------    ---------------
                                                                                                 (In thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income                                                                            $  9,031           $  4,173
Noncash (income) expenses included in net income -
    Depreciation and amortization                                                        1,311                824
    Purchased research and development                                                     180                475
    Deferred income taxes                                                                 (128)              (347)
Change in assets and liabilities -
    Accounts receivable                                                                 (1,181)            (1,439)
    Inventory                                                                              (53)                (8)
    Prepaid expenses                                                                       (29)               428
    Accounts payable and other current liabilities                                      (1,386)             1,113
    Deferred revenue                                                                       192                314
Other                                                                                      (45)               (43)
                                                                                      --------           --------
Net cash provided by operating activities                                                7,892              5,490
                                                                                      --------           --------

Cash flows provided by (used in) investing activities:
    Purchase of property, plant and equipment                                           (3,310)            (2,257)
    Proceeds from (purchase of) short-term investments, net                              6,915            (18,805)
    Capitalized software development costs                                                (183)               --
    Acquisition                                                                           (850)               --
                                                                                      --------           --------
Net cash provided by (used in) investing activities                                      2,572            (21,062)
                                                                                      --------           --------

Cash flows provided by (used in) financing activities:
    Proceeds from issuance of stock                                                        222                --
    Equity contribution from minority partner                                              --                  66
    Distribution to shareholders                                                           --                (544)
    Proceeds from exercise of stock options                                                314                --
                                                                                      --------           --------
Net cash provided by (used in) financing activities                                        536               (478)
                                                                                      --------           --------
Net increase (decrease) in cash                                                         11,000            (16,050)
Cash and cash equivalents, beginning of period                                          14,222             22,320
                                                                                      --------           --------
Cash and cash equivalents, end of period                                              $ 25,222           $  6,270
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

         The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


3. ACQUISITION
         Effective June 9, 1999, the Company acquired the assets of Humanities Software, Incorporated ("Humanities"), an Oregon-based firm specializing in writing software. The transaction was accounted for using the purchase method of accounting. The operating results of Humanities are included in the consolidated financial statements of the Company since the date of acquisition. The allocated purchase price includes valuation of certain acquired in-process research and development costs which resulted in a pre-tax charge of $180,000 in the second quarter of 1999. The acquisition is not expected to have a significant effect on earnings in the near term.

         On June 10, 1999 the Company announced the signing of a definitive agreement to acquire Generation21 Learning Systems LLC, a Denver-based developer of software for enterprise-wide training and knowledge management. The transaction, which closed on July 1, 1999, will be accounted for as a pooling-of-interests. In accordance with the pooling-of-interests method of accounting, the Company will expense transaction costs of approximately $400,000 in the third quarter of 1999. The Company expects to make significant investments in marketing and related areas with respect to Generation21. Based on management's current expectations as to the Company's growth, the anticipated investments in Generation21 are not expected to have a material impact on the Company's results of operations.


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

         On January 18, 1999, the board of directors of the Company authorized a 2-for-1 split of common stock in the form of a stock dividend payable on February 26, 1999 to shareholders of record on February 11, 1999. Accordingly, all share and per share data presented herein have been restated to reflect this split. The weighted average shares outstanding during the three and six months ended June 30, 1999 and 1998 are as follows:


                                             Three Months Ended June 30,                  Six Months Ended June 30,
                                              1999                 1998                    1999               1998
                                         ----------------     ----------------        ---------------     -------------
Basic Weighted Average Shares              33,892,880           33,804,766              33,880,053           33,804,766

Impact of Stock Options                       224,135              139,102                 272,937              126,072

Diluted Weighted Average Shares            34,117,015           33,943,868              34,152,990           33,930,838

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

         The training segment provides professional development training seminars. Its programs train educators how to accelerate learning in the classroom through use of the information that the Company's learning information systems provide. Revenue from the training segment includes service revenue from a variety of seminars presented in hotels and schools across the country, and product revenue from training material.

         The Company evaluates the performance of its operating segments based on operating income before nonrecurring items. Intersegment sales and transfers and revenue derived outside of the United States are not significant. Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                                  Three Months Ended            Six Months Ended
                                                       June 30,                     June 30,
                                               1999            1998            1999          1998
                                            -----------     -----------     ------------   ----------
                                                           (In thousands)
     Revenues:
     Software                               $ 17,882         $ 10,149        $ 34,159        $ 19,219
     Training                                  2,455            1,572           4,530           3,125
                                            --------         --------        --------        --------
     Total revenues                         $ 20,337         $ 11,721        $ 38,689        $ 22,344
                                            ========         ========        ========        ========
     Operating income:
     Software                               $  8,301         $  4,048        $ 15,735        $  7,184
     Training                                   (752)            (224)         (1,456)           (618)
                                            --------         --------        --------        --------
     Total operating income (1)             $  7,549         $  3,824        $ 14,279        $  6,566
                                            ========         ========        ========        ========


     (1) Total operating income differs from Operating income in the Consolidated Statements of Income due to nonrecurring items not included above: $180,000 and $475,000 purchased research and development in the second quarter of 1999 and 1998, respectively.

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


5. COMPREHENSIVE INCOME
         Total comprehensive income was $9,038,000 and $4,173,000 in the first six months of 1999 and 1998, respectively. The difference between net income and total comprehensive income comprised solely foreign currency translations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

                                                       THREE MONTHS                      SIX MONTHS
                                                      ENDED JUNE 30,                   ENDED JUNE 30,
                                                   1999            1998             1999           1998
                                                ----------       --------         --------       --------
Net Sales:
    Products                                     82.6%            82.6%            82.4%           82.0%
    Services                                     17.4             17.4             17.6            18.0
                                                -----            -----            -----           -----
        Total net sales                         100.0%           100.0%           100.0%          100.0%
                                                =====            =====            =====           =====

Cost of sales:
    Products                                     11.2%            10.9%            10.8%           10.7%
    Services                                     41.4             36.6             46.4            40.0
        Total cost of sales                      16.4             15.4             17.1            16.0

Gross profit:
    Products                                     88.8             89.1             89.2            89.3
    Services                                     58.6             63.4             53.6            60.0
        Total gross profit                       83.6             84.6             82.9            84.0

Operating expenses:
    Product development                           9.0             10.9              8.3            10.3
    Selling and marketing                        26.2             26.2             26.0            28.7
    General and administrative                   11.3             14.8             11.7            15.6
    Purchased research and development            0.9              4.1              0.5             2.1
                                                -----            -----            -----           -----
        Total operating expenses                 47.4             56.0             46.5            56.7
                                                -----            -----            -----           -----

        Operating income                         36.2             28.6             36.4            27.3

Other income (expense):
    Interest income                               2.0              3.6              2.1             3.8
    Interest expense                              0.0             (0.1)             0.0             0.0
    Other, net                                    1.4              0.5              1.2             0.6
                                                -----            -----            -----           -----
        Total other income                        3.4              4.0              3.3             4.4
                                                -----            -----            -----           -----

Income before taxes                              39.6             32.6             39.7            31.7

Income taxes                                     16.4             13.2             16.4            13.0

                                                -----            -----            -----           -----
Net income                                       23.2%           19.4%            23.3%            18.7%
                                                =====            =====            =====           =====

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         Net Sales. The Company's net sales increased by $8.6 million, or 73.5%, to $20.3 million in the second quarter of 1999 from $11.7 million in the second quarter of 1998. Product sales increased by $7.1 million, or 73.6%, to $16.8 million in the second quarter of 1999 from $9.7 million in the second quarter of 1998. The increase in product sales is primarily attributable to (i) sales of the Company's new math products which began shipping in late 1998 and (ii) increased sales of Accelerated Reader title disks, with about 23,000 available book titles, to a larger base of Accelerated Reader schools.

         The Company anticipates that several new initiatives announced in the second quarter of 1999 will positively impact continued growth over the long term in the sale of its reading software products. In June 1999, the Company announced that all of its reading and language arts software products have won approval in California's state adoption of curriculum materials. Gaining approval means that schools that want to purchase Accelerated Reader reading information system, STAR Reading computer-adaptive reading test, and Perfect Copy writing skills software can pay for them using state curriculum materials funds. Also during the quarter, the Company announced plans for development of early-literacy titles, and also began shipment of the Literacy Skills module of the new version of the Company's Accelerated Reader software, scheduled for overall completion in the fall. The Company plans to enlarge its title list by more than 8,000 titles in 1999, part of its "Quiz on Every Book" program.

         Service revenue, which consists of revenue from sales of training seminars and software support agreements, increased by $1.5 million, or 73.0%, to $3.5 million in the second quarter of 1999 from $2.0 million in the second quarter of 1998. This increase is primarily attributable to an increased number of Renaissance training sessions, and to revenue recognized from one-year software support agreements associated with new product sales along with renewals of agreements by an expanding base of existing customers.

         Cost of Sales. The cost of sales of products increased by $828,000, or 78.4%, to $1.9 million in the second quarter of 1999 from $1.1 million in the second quarter of 1998. As a percentage of product sales, the cost of sales of products remained relatively constant at 11.2% and 10.9% in the second quarter of 1999 and 1998, respectively. The cost of sales of services increased by $712,000, or 95.3%, to $1.5 million in the second quarter of 1999 from $748,000 in the second quarter of 1998. As a percentage of sales of services, the cost of sales of services increased to 41.4% in the second quarter of 1999 compared to 36.6% in the second quarter of 1998, primarily due to increased costs of providing technical support relating to software support agreements. The Company's overall gross profit margin decreased to 83.6% in the second quarter of 1999 from 84.6% in the second quarter of 1998, due primarily to decreased gross profit margins on services. Management expects that the overall gross profit margin will remain relatively constant in 1999.

         Product Development. Product development expenses increased by $542,000, or 42.2%, to $1.8 million in the second quarter of 1999 from $1.3 million in the second quarter of 1998. These expenses increased primarily due to increased development staff and consulting costs associated with the new math and writing products, new Accelerated Reader quizzes, and new seminars introduced in 1998 and early 1999. As a percentage of net sales, product development costs decreased to 9.0% in the second quarter of 1999 from 10.9% in the second quarter of 1998. The Company anticipates that the total dollar amount of product development costs will continue to increase as the Company enhances and extends its product offerings into other areas of the K-12 curriculum.

         Selling and Marketing. Selling and marketing expenses increased by $2.3 million, or 73.7%, to $5.3 million in the second quarter of 1999 from $3.1 million in the second quarter of 1998. These expenses increased primarily due to
(i) mailings to an increased customer and prospect base and increased lead-generation advertising and (ii) salary and recruiting costs associated with the hiring of additional personnel. As a percentage of net sales, selling and marketing expenses remained constant at 26.2%. Management anticipates that selling and marketing expenses will generally continue to rise, while remaining relatively constant as a percentage of sales, as the Company expands its customer and prospect base and number of curricular areas its products cover.

         General and Administrative. General and administrative expenses increased by $548,000, or 31.4%, to $2.3 million in the second quarter of 1999 from $1.7 million in the second quarter of 1998. As a percentage of net sales, general and administrative costs decreased to 11.3% in the second quarter of 1999 compared to 14.8% in the second quarter of 1998. Management anticipates that general and administrative expenses will continue to rise, while remaining relatively constant as a percentage of net sales.

         Purchased Research and Development. In connection with the acquisitions in June 1999 and June 1998, a portion of the purchase price of each acquisition was allocated to acquired in-process research and development costs. This resulted in a charge of $180,000 in the second quarter of 1999 and a charge of $475,000 in the second quarter of 1998.

         Operating Income. Operating income increased by $4.0 million to $7.4 million in the second quarter of 1999 from $3.3 million in the second quarter of 1998. As a percentage of net sales, operating income increased to 36.2% in the second quarter of 1999 compared to 28.6% in the second quarter of 1998.

         Income Tax Expense. Income tax expense of $3.3 million was recorded in the second quarter of 1999 at an effective income tax rate, as a percent of pre-tax income, of 41.5%, compared to $1.6 million, or 40.6% of pre-tax income in second quarter 1998. Management expects that the effective tax rate will remain relatively constant in 1999.


SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Net Sales. The Company's net sales increased by $16.3 million, or 73.1%, to $38.7 million for the six months ended June 30, 1999 from $22.3 million in the first six months of 1998. Product sales increased by $13.5 million, or 74.0%, to $31.9 million in the first six months of 1999 from $18.3 million in the same period in 1998. The increase in product sales is primarily attributable to (i) sales of the Company's new math products, with over 4,000 schools purchasing math since the release in late 1998 and (ii) increased sales of Accelerated Reader title disks, with about 23,000 available book titles, to a larger base of Accelerated Reader schools.

         Service revenue increased by $2.8 million, or 69.4%, to $6.8 million for the first six months of 1999 as compared to $4.0 million in the same period in 1998. This increase is primarily attributable to an increased number of Renaissance training sessions, and to revenue recognized from one-year software support agreements associated with new product sales along with renewals of agreements by an expanding base of existing customers.

         Cost of Sales. The cost of sales of products increased by $1.5 million, or 76.2%, to $3.4 million in the first six months of 1999 from $2.0 million in 1998. As a percentage of product sales, the cost of sales of products remained relatively constant at 10.8% and 10.7% in the first half of 1999 and 1998, respectively. The cost of sales of services increased by $1.6 million or 96.3%, to $3.2 million in the first six months of 1999 compared to $1.6 million in the same period in 1998. As a percentage of sales of services, the cost of sales of services increased to 46.4% in the first six months of 1999 compared to 40.0% in 1998 primarily due to increased costs of providing technical support relating to software support agreements and to increased costs associated with new training programs. The Company's overall gross profit margin declined to 82.9% in the first six months of 1999 from 84.0% in the first six months of 1998, due to decreased gross profit margin on services. Management expects that the overall gross profit margin will remain relatively constant for the remainder of 1999.

         Product Development. Product development expenses increased by $908,000, or 39.3%, to $3.2 million for the six months ended June 30, 1999 as compared to $2.3 million for the corresponding 1998 period. These expenses increased primarily due to increased development staff and consulting costs associated with the new math and writing products, new Accelerated Reader quizzes, and new seminars introduced in 1998 and early 1999. As a percentage of net sales, product development costs decreased to 8.3% in the first half of 1999 from 10.3% in the first half of 1998. The Company anticipates that the total dollar amount of product development costs will continue to increase as the Company extends its product offerings into other areas of the K-12 curriculum.

         Selling and Marketing. Selling and marketing expenses increased by $3.6 million, or 56.6%, to $10.1 million in the first half of 1999 from $6.4 million in the first half of 1998. These expenses increased primarily due to (i) mailings to an increased customer and prospect base and increased lead-generation advertising and (ii) salary and recruiting costs associated with the hiring of new personnel. As a percentage of net sales, selling and marketing expenses declined to 26.0% in the first half of 1999 from 28.7% of net sales in the first six months of 1998. This decrease is primarily due to economies of scale associated with increased product sales and service sales. Management anticipates that selling and marketing expenses will generally continue to rise, while remaining relatively constant as a percentage of sales, as the Company expands its customer and prospect base and number of curricular areas its products cover.

         General and Administrative. General and administrative expenses increased by $1.0 million, or 30.1%, to $4.5 million for the six months ended June 30, 1999 as compared to $3.5 million for the same period in 1998. The higher expenses for 1999 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits. As a percentage of net sales, general and administrative costs decreased to 11.7% in the first six months of 1999 from 15.6% for the same period in 1998. Management anticipates that general and administrative expenses will continue to rise, while remaining relatively constant as a percentage of net sales.

         Purchased Research and Development. In connection with the acquisitions in June 1999 and June 1998, a portion of the purchase price of each acquisition was allocated to acquired in-process research and development costs. This resulted in a charge of $180,000 in the second quarter of 1999 and a charge of $475,000 in the second quarter of 1998.

         Operating Income. Operating income increased by $8.0 million, or 131.5%, to $14.1 million in the first six months of 1999 from $6.1 million in the same period in 1998. As a percentage of net sales, operating income increased to 36.4% in the first half of 1999 compared to 27.3% in the first half of 1998.

         Income Tax Expense. Income tax expense of $6.3 million was recorded in the first six months of 1999 at an effective income tax rate, as a percent of pre-tax income, of 41.3% compared to $2.9 million, or 41.0% of pre-tax income in the second half of 1998. Management expects that the effective tax rate will remain relatively constant in 1999.



LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company's cash, cash equivalents and short-term investments increased by $4.1 million to $37.2 million from $33.1 million at December 31, 1998. The net increase is due primarily to $7.9 million in net cash provided by operating activities offset in part by $3.3 million used in the purchase of property, plant and equipment. The Company believes cash flow from operations and its current cash position will be sufficient to meet its working capital requirements for the foreseeable future.

         At June 30, 1999, the Company had a $10.0 million unsecured revolving line of credit with a bank which is available until March 31, 2000. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. As of June 30, 1999, the line of credit had not been used.

         Effective June 9, 1999, the Company acquired the assets of Humanities Software, Incorporated ("Humanities"), an Oregon-based firm specializing in writing software. The transaction was accounted for using the purchase method of accounting. The operating results of Humanities are included in the consolidated financial statements of the Company since the date of acquisition. The allocated purchase price includes valuation of certain acquired in-process research and development costs which resulted in a pre-tax charge of $180,000 in the second quarter of 1999. The acquisition is not expected to have a significant effect on earnings in the near term.

         On June 10, 1999 the Company announced the signing of a definitive agreement to acquire Generation21 Learning Systems LLC, a Denver-based developer of software for enterprise-wide training and knowledge management. The transaction, which closed on July 1, 1999, will be accounted for as a pooling-of-interests. In accordance with the pooling-of-interests method of accounting, the Company will expense transaction costs of approximately $400,000 in the third quarter of 1999. The Company expects to make significant investments in marketing and related areas with respect to Generation21. Based on management's current expectations as to the Company's growth, the anticipated investments in Generation21 are not expected to have a material impact on the Company's results of operations.

YEAR 2000

         The Company has investigated the extent to which its operations are subject to Year 2000 issues and assessed the measures it believes will be necessary to avoid any material disruption to its operations relating to Year 2000 issues. On the basis of this investigation and assessment, the Company has taken steps to ensure that its systems and products will not be adversely impacted by Year 2000 issues. As of June 30, 1999, substantially all of the Company's systems and products are Year 2000 compliant. The cost to the Company for such compliance measures has been approximately $100,000, and management believes that the cost of additional modifications will be approximately $100,000. The cost of the Company's internal Year 2000 compliance measures is being funded through operating cash flows.

         In addition to assessing its own readiness for the Year 2000, the Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 issues. A significant percentage of these suppliers have responded in writing to the Company's Year 2000 readiness inquiries. The Company plans to continue assessment of its third party business partners, including face-to-face meetings with management and/or on site visits as deemed appropriate. Despite the Company's diligence, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The cost to the Company for its third party compliance efforts as of June 30, 1999 has been approximately $650,000, and management believes that the cost of additional efforts in this regard will be approximately $150,000. The cost of the Company's external Year 2000 compliance measures is being funded through operating cash flows.

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

         The Company has limited the scope of its risk assessment to those factors which it can reasonably be expected to have an influence upon. For example, the Company has made the assumption that government agencies, utility companies, airlines, parcel delivery services and national telecommunication providers will continue to operate. Obviously, the lack of such services could have a material effect on the Company's ability to operate, but the Company has little, if any, ability to influence such an outcome, or to make alternative arrangements in advance for such services in the event they are not available.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         At June 30, 1999, the Company had no material market risk exposure (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).

Part  II - OTHER INFORMATION


Item   2.   Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d) The net proceeds to the Company from its initial public offering, after deducting underwriting discounts of $3,606,400 and other expenses of approximately $941,000, were approximately $46,972,000. From September 24, 1997 (the effective date of the Company's Form S-1 Registration Statement; SEC Reg. No. 333-22519) through June 30, 1999, the Company used the net proceeds from the offering as follows:

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

         (vi) Approximately $1.7 million was used for pilot operations in various markets and miscellaneous acquisitions.

The Company has broad discretion with respect to the use of the remaining proceeds.




Item   4.   Submission of Matters to a Vote of Security Holders

(a)      On April 14, 1999, the Company held its Annual Meeting of Shareholders

(b)      Not applicable.

(c) Set forth below are descriptions of the matters voted upon at the Annual Meeting of Shareholders and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter.

         1. Seven directors were elected to serve until the 2000 Annual Meeting of Shareholders and until their successors are elected and qualified. The results of this proposal are as follows:


                                                               For            Withheld
                                                               ---            --------
                   (1)  Judith A. Paul                     31,373,193          10,640
                   (2)  Terrance D. Paul                   31,372,533          11,300
                   (3)  Michael H. Baum                    31,372,333          11,500
                   (4)  John R. Hickey                     31,372,333          11,500
                   (5)  Timothy P. Welch                   31,372,427          11,406
                   (6)  Perry S. Akins                     31,380,033           3,800
                   (7)  John H. Grunewald                  31,380,033           3,800

         2. Advantage Learning Systems, Inc.'s Employee Stock Purchase Plan was approved with 31,195,589 votes for this action, 148,916 votes against, 31,650 votes abstained and 7,678 broker non-votes.

         3. The Company's Amended and Restated Articles of Incorporation were amended to increase the authorized Common Stock of the Company from 50,000,000 shares to 150,000,000 shares with 31,061,761 votes for this action, 316,961 votes against and 5,111 votes abstained.



(d)      Not applicable.




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


                                    ADVANTAGE LEARNING SYSTEMS, INC.
                                    (Registrant)



   August 12, 1999                  /s/ Michael H. Baum
   ---------------                  ------------------------------
       Date                         Michael H. Baum
                                    Chief Executive Officer
                                    (Principal Executive Officer)


   August 12, 1999                  /s/ John R. Hickey
   ---------------                  ------------------------------
       Date                         John R. Hickey
                                    President, Chief Financial Officer and
                                    Chief Accounting Officer
                                    (Principal Financial and Accounting Officer)

                                Index to Exhibits

   Exhibit No.         Description
   -----------         -----------

      27.1             Financial Data Schedule