Form 10-Q
period 1999-09-30
ADVANTAGE LEARNING SYSTEMS INC
filed 1999-11-12
CIK 1030484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED SEPTEMBER 30, 1999.


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

                                Yes [X]  No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      OUTSTANDING AT
                        CLASS                         OCTOBER 31, 1999
                        -----                         ----------------
         Common Stock, $0.01 par value                   34,112,035

                        ADVANTAGE LEARNING SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


PART I  - FINANCIAL INFORMATION
-------------------------------
                                                                                   Page
                                                                                  Number
                                                                                  ------
ITEM 1.   FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheets at September 30, 1999
                  and December 31, 1998 .........................................    1

         Unaudited Consolidated Statements of Income for
                  the Three Months and Nine Months Ended
                  September 30, 1999 and 1998 ...................................    2

         Unaudited Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 1999 and 1998.......................    3

         Notes to Unaudited Consolidated Financial Statements....................    4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...................................    7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK..........................................................   12


PART II - OTHER INFORMATION
---------------------------

ITEM 2.   CHANGES IN SECURITIES  AND USE OF PROCEEDS.............................   13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ......................................   14








                                    - Index -

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ADVANTAGE LEARNING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                       1999             1998
                                                                 ----------------   --------------
                                                                           (In thousands)
                             ASSETS
                             ------
Current assets:
    Cash and cash equivalents                                    $        39,398    $      14,264
    Short term investments                                                     -           18,869
    Accounts receivable, less allowance of
        $1,045,000 in 1999 and $1,058,000 in 1998                         11,296            8,863
    Inventories                                                            1,231              794
    Prepaid expenses                                                       1,407              689
    Deferred tax asset                                                     2,251            2,242
                                                                 ----------------   --------------
        Total current assets                                              55,583           45,721
    Property, plant and equipment, net                                    23,515           19,210
    Deferred tax asset                                                     1,594            1,647
    Intangibles, net                                                       2,308            1,445
    Capitalized software, net                                                485              257
                                                                 ----------------   --------------
        Total assets                                             $        83,485    $      68,280
                                                                 ================   ==============


              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
    Accounts payable                                             $         2,218    $       1,848
    Deferred revenue                                                       3,662            3,443
    Payroll and employee benefits                                          1,962            1,080
    Income taxes payable                                                   1,015            2,157
    Other current liabilities                                              2,342            3,000
                                                                 ----------------   --------------
Total current liabilities                                                 11,199           11,528
    Deferred revenue                                                       1,411            1,398
                                                                 ----------------   --------------
Total liabilities                                                         12,610           12,926

Minority interest                                                            259              295

Shareholders' equity                                                      70,616           55,059
                                                                 ----------------   --------------
        Total liabilities and shareholders' equity               $        83,485    $      68,280
                                                                 ================   ==============


See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            THREE MONTHS                       NINE MONTHS
                                                         ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                       1999             1998               1999            1998
                                                   --------------   --------------    ---------------  --------------
                                                               (In thousands, except per share amounts)
Net sales:
    Products                                       $      17,785    $      11,410     $       49,810   $      29,981
    Services                                               5,203            3,694             12,318           7,723
                                                   --------------   --------------    ---------------  --------------
        Total net sales                                   22,988           15,104             62,128          37,704
                                                   --------------   --------------    ---------------  --------------
Cost of sales:
    Products                                               2,049              907              5,526           3,111
    Services                                               2,192            1,394              5,421           3,006
                                                   --------------   --------------    ---------------  --------------
        Total cost of sales                                4,241            2,301             10,947           6,117
                                                   --------------   --------------    ---------------  --------------
        Gross profit                                      18,747           12,803             51,181          31,587
Operating expenses:
    Product development                                    2,332            1,276              5,687           3,612
    Selling and marketing                                  4,801            3,627             15,189          10,052
    General and administrative                             2,716            1,866              7,276           5,404
    Purchased research and development                         -                -                180             475
                                                   --------------   --------------    ---------------  --------------
        Total operating expenses                           9,849            6,769             28,332          19,543
                                                   --------------   --------------    ---------------  --------------
        Operating income                                   8,898            6,034             22,849          12,044
Other income (expense):
    Interest income                                          397              423              1,209           1,279
    Other, net                                              (185)              25                240             139
                                                   --------------   --------------    ---------------  --------------
        Total other income                                   212              448              1,449           1,418
                                                   --------------   --------------    ---------------  --------------
Income before taxes                                        9,110            6,482             24,298          13,462
Income taxes                                               3,674            2,676             10,018           5,575
                                                   --------------   --------------    ---------------  --------------

Net income                                         $       5,436    $       3,806     $       14,280   $       7,887
                                                   ==============   ==============    ===============  ==============


Basic earnings per share                           $        0.16    $        0.11     $         0.42   $        0.23
                                                   ==============   ==============    ===============  ==============

Diluted earnings per share                         $        0.16    $        0.11     $         0.42   $        0.23
                                                   ==============   ==============    ===============  ==============


See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          1999                     1998
                                                                                  ---------------------    ---------------------
                                                                                                 (In thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income                                                                                    $ 14,280                  $ 7,887
Noncash (income) expenses included in net income -
    Depreciation and amortization                                                                2,213                    1,474
    Purchased research and development                                                             180                      475
    Deferred income taxes                                                                           43                      (95)
Change in assets and liabilities -
    Accounts receivable                                                                         (2,266)                  (3,984)
    Inventory                                                                                     (437)                    (308)
    Prepaid expenses                                                                              (714)                    (326)
    Accounts payable and other current liabilities                                                (708)                   3,346
    Deferred revenue                                                                               232                      477
Other                                                                                              (35)                     (36)
                                                                                  ---------------------    ---------------------
Net cash provided by operating activities                                                       12,788                    8,910
                                                                                  ---------------------    ---------------------

Cash flows provided by (used in) investing activities:
    Purchase of property, plant and equipment                                                   (5,967)                  (4,834)
    Proceeds from (purchase of) short-term investments, net                                     18,869                  (16,769)
    Capitalized software development costs                                                        (350)                     (94)
    Acquisition                                                                                   (920)                    (634)
                                                                                  ---------------------    ---------------------
Net cash provided by (used in) investing activities                                             11,632                  (22,331)
                                                                                  ---------------------    ---------------------

Cash flows provided by (used in) financing activities:
    Proceeds from issuance of stock                                                                222                        -
    Equity contribution from minority partner                                                        -                       66
    Distribution to shareholders                                                                     -                     (857)
    Proceeds from exercise of stock options                                                        492                      122
                                                                                  ---------------------    ---------------------
Net cash provided by (used in) financing activities                                                714                     (669)
                                                                                  ---------------------    ---------------------
Net increase (decrease) in cash                                                                 25,134                  (14,090)
Cash and cash equivalents, beginning of period                                                  14,264                   22,345
                                                                                  =====================    =====================
Cash and cash equivalents, end of period                                                      $ 39,398                  $ 8,255
                                                                                  =====================    =====================

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

         Effective July 1, 1999, the Company acquired Generation21 Learning Systems LLC ("Generation21"), a training and knowledge management enterprise software firm in Golden, Colorado. The transaction was accounted for as a pooling-of-interests. Accordingly, financial information for all periods presented has been restated to include the results of Generation21.

         The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


3. ACQUISITIONS
         Effective July 1, 1999, the Company acquired Generation21, a training and knowledge management enterprise software firm in Golden, Colorado. The transaction was accounted for as a pooling-of-interests. Accordingly, financial information for all periods presented has been restated to include the results of Generation21. The impact of Generation21 on previously reported historical information is not significant. The Company issued 166,443 shares with a market value of $4.0 million to effect the transaction. Third quarter 1999 results include a non-recurring pre-tax charge of $365,000 for transaction costs associated with the acquisition. The Company expects to make significant investments in marketing, administration and related areas with respect to Generation21. Based on management's current expectations as to the Company's growth, the anticipated investments in Generation21 are not expected to have a material impact on the Company's overall results of operations in the near term.

         Effective June 9, 1999, the Company acquired the assets of Humanities Software, Incorporated ("Humanities"), an Oregon-based firm specializing in writing software. The transaction was accounted for using the purchase method of accounting. The operating results of Humanities are included in the consolidated financial statements of the Company since the date of acquisition. The allocated purchase price includes valuation of certain acquired in-process research and development costs which resulted in a pre-tax charge of $180,000 in the second quarter of 1999. The acquisition is not expected to have a material impact on the Company's overall results of operations in the near term.


4. EARNINGS PER COMMON SHARE
         Basic earnings per common share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per common share has been computed based on the weighted average number of common shares outstanding, increased by the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued.

         On January 18, 1999, the board of directors of the Company authorized a 2-for-1 split of common stock in the form of a stock dividend payable on February 26, 1999 to shareholders of record on February 11, 1999. Accordingly, all share and per share data presented herein have been restated to reflect this split.

         The weighted average shares outstanding during the three and nine months ended September 30, 1999 and 1998 are as follows:

                                        Three Months Ended September 30,              Nine Months Ended September 30,
                                             1999                  1998                   1999                 1998
                                       -----------------      ----------------       ----------------     ----------------
Basic Weighted Average Shares             34,085,015            33,973,501             34,059,477           33,971,981

Impact of Stock Options                      240,368               168,226                267,798              141,912

Diluted Weighted Average Shares           34,325,383            34,141,727             34,327,275           34,113,893

5.  SEGMENT REPORTING
         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: software and training.

         The software segment produces learning information systems software for the K-12 school market in the United States and Canada. The software assists educators in assessing and monitoring student development by increasing the quantity, quality and timeliness of student performance data in the areas of reading, math and writing. The software segment also includes Generation21 training and knowledge management enterprise software, which is currently sold primarily to corporate customers. Revenue from the software segment includes product revenue from the sale of software and service revenue from the sale of software support agreements.

         The training segment provides professional development training seminars. Its programs train educators on how to accelerate learning in the classroom through use of the information that the Company's learning information systems provide. Revenue from the training segment includes service revenue from a variety of seminars presented in hotels and schools across the country, and product revenue from training materials.

         The Company evaluates the performance of its operating segments based on operating income before nonrecurring items. Intersegment sales and transfers and revenue derived outside of the United States are not significant. Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                             Three Months Ended                     Nine Months Ended
                                               September 30,                           September 30,
                                           1999              1998                 1999               1998
                                      ---------------    --------------      ---------------    ---------------
                                                                  (In thousands)
Revenues:
Software                                    $ 18,852          $ 12,479             $ 53,462           $ 31,954
Training                                       4,136             2,625                8,666              5,750
                                      ---------------    --------------      ---------------    ---------------
Total revenues                              $ 22,988          $ 15,104             $ 62,128           $ 37,704
                                      ===============    ==============      ===============    ===============

Operating income:
Software                                    $  8,320          $  5,664             $ 23,907           $ 12,767
Training                                         578               370                 (878)              (248)
                                      ---------------    --------------      ---------------    ---------------
Total operating income (1)                  $  8,898          $  6,034             $ 23,029           $ 12,519
                                      ===============    ==============      ===============    ===============


(1) Total operating income differs from Operating income in the Consolidated Statements of Income due to nonrecurring items not included above: $180,000 and $475,000 purchased research and development in the nine months ended September 30, 1999 and 1998, respectively.

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


6. COMPREHENSIVE INCOME
         Total comprehensive income was $14,281,000 and $7,868,000 in the first nine months of 1999 and 1998, respectively. The difference between net income and total comprehensive income resulted from foreign currency translations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

                                                           THREE MONTHS                                NINE MONTHS
                                                        ENDED SEPTEMBER 30,                         ENDED SEPTEMBER 30,
                                                    1999                  1998                   1999                1998
                                               ----------------     -----------------       ----------------    ---------------
Net Sales:
    Products                                              77.4 %                75.5 %                 80.2 %             79.5 %
    Services                                              22.6                  24.5                   19.8               20.5
                                               ================     =================       ================    ===============
        Total net sales                                  100.0 %               100.0 %                100.0 %            100.0 %
                                               ================     =================       ================    ===============

Cost of sales:
    Products                                              11.5 %                 7.9 %                 11.1 %             10.4 %
    Services                                              42.1                  37.7                   44.0               38.9
        Total cost of sales                               18.4                  15.2                   17.6               16.2

Gross profit:
    Products                                              88.5                  92.1                   88.9               89.6
    Services                                              57.9                  62.3                   56.0               61.1
        Total gross profit                                81.6                  84.8                   82.4               83.8

Operating expenses:
    Product development                                   10.1                   8.4                    9.2                9.6
    Selling and marketing                                 20.9                  24.0                   24.4               26.7
    General and administrative                            11.8                  12.4                   11.7               14.3
    Purchased research and development                     0.0                   0.0                    0.3                1.3
                                               ----------------     -----------------       ----------------    ---------------
        Total operating expenses                          42.8                  44.8                   45.6               51.9
                                               ----------------     -----------------       ----------------    ---------------

        Operating income                                  38.8                  40.0                   36.8               31.9

Other income (expense):
    Interest income                                        1.7                   2.8                    1.9                3.4
    Other, net                                            -0.9                   0.1                    0.4                0.4
                                               ----------------     -----------------       ----------------    ---------------
        Total other income                                 0.8                   2.9                    2.3                3.8
                                               ----------------     -----------------       ----------------    ---------------

Income before taxes                                       39.6                  42.9                   39.1               35.7

Income taxes                                              16.0                  17.7                   16.1               14.8

                                               ================     =================       ================    ===============
Net income                                                23.6 %                25.2 %                 23.0 %             20.9 %
                                               ================     =================       ================    ===============

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Net Sales. The Company's net sales increased by $7.9 million, or 52.2%, to $23.0 million in the third quarter of 1999 from $15.1 million in the third quarter of 1998. Product sales increased by $6.4 million, or 55.9%, to $17.8 million in the third quarter of 1999 from $11.4 million in the third quarter of 1998. The increase in product sales is primarily attributable to (i) sales of the Company's new math products which began shipping in late 1998 and (ii) increased sales of Accelerated Reader title disks, with over 25,000 available book titles, to a larger base of Accelerated Reader schools. Last year, third quarter 1998 revenues were positively impacted by several large orders: Dade County, Florida adopted the Company's reading software on a county-wide basis; a six-district consortium in Washington state received a federal grant for software and training; and a large number of Idaho schools received grants from the Albertson Foundation to purchase software from the Company.

         Service revenue, which consists of revenue from sales of training seminars and software support agreements, increased by $1.5 million, or 40.8%, to $5.2 million in the third quarter of 1999 from $3.7 million in the third quarter of 1998. This increase is primarily attributable to an increased number of Renaissance training sessions. During the quarter, the Company trained about 26,000 educators in its Reading Renaissance and Math Renaissance professional development programs, compared to about 18,000 in the third quarter 1998.

         The Company announced several new initiatives in the third quarter of 1999 that are expected to enhance growth over the long term. An alliance with the McGraw-Hill Companies will provide educators and students with access to hundreds of interactive computer quizzes aligned to the McGraw-Hill elementary school reading series. Through a recently completed agreement with Troll Communications, a leading publisher and distributor of children's books, the Company will market Accelerated Reader software at Troll's book clubs and book fairs in over 16,000 schools a year. Other key events during the quarter included the first district-wide sale of School Renaissance, the Company's comprehensive school improvement program; shipment of the Company's improved version of its flagship Accelerated Reader software, and the announcement for planned fourth-quarter shipment of a new and improved version of the Company's STAR Reading software.

         Cost of Sales. The cost of sales of products increased by $1.1 million, or 126.0%, to $2.0 million in the third quarter of 1999 from $907,000 in the third quarter of 1998. As a percentage of product sales, the cost of sales of products increased to 11.5% in third quarter 1999 from 7.9% in third quarter 1998. The increase in cost of sales of products is primarily due to mix associated with the hardware component of the Company's new math products and to the positive impact on third quarter 1998 of the three large one-time orders noted above. An optical-mark card scanner is included with the sale of all Accelerated Math software and in many cases, additional scanners are sold. Although scanners are profitable, the gross profit margin on hardware is not as high as the gross profit margin on software. The Company began shipment of math products late in the third quarter of 1998.

         The cost of sales of services increased by $798,000, or 57.3%, to $2.2 million in the third quarter of 1999 from $1.4 million in the third quarter of 1998. The increase in cost of sales of services is primarily due to costs associated with increased Renaissance training sessions, with a 44% increase in educators trained in third quarter 1999 over third quarter 1998. As a percentage of sales of services, the cost of sales of services increased to 42.1% in the third quarter of 1999 compared to 37.7% in the third quarter of 1998, primarily due to increased costs of providing technical support for software support agreements associated with the Company's new math and Accelerated Reader products, with activity increasing as educators began the new school year.

            The Company's overall gross profit margin decreased to 81.6% in the third quarter of 1999 from 84.8% in the third quarter of 1998, due to decreased gross profit margins on both products and services. Gross profit margins on products declined from 92.1% in third quarter 1998 to 88.5% in third quarter 1999 due to i) increased sales of hardware included with the Company's Accelerated Math products in 1999, and ii) the positive impact on the third quarter 1998 product margin related to the three large one-time orders noted above. Gross profit margins on services declined to 57.9% in third quarter 1999 from 62.3% in third quarter 1998 due to increased costs of providing technical support for software support agreements associated with the Company's new products. Management expects that the gross profit margin on products will remain relatively constant for the remainder of 1999. Management expects service margins to decline due to the seasonality of the training segment and the increase in support levels associated with the new product releases. Service revenue as a percentage of total revenue is expected to decline in the fourth quarter compared to the third quarter of 1999.

         Product Development. Product development expenses increased by $1.1 million, or 82.8%, to $2.3 million in the third quarter of 1999 from $1.3 million in the third quarter of 1998. These expenses increased primarily due to increased staff and consulting costs associated with developing new products, new versions of the Company's Accelerated Reader and STAR Reading software, and with the development of additional Accelerated Reader quizzes. As a percentage of net sales, product development costs increased to 10.1% in the third quarter of 1999 from 8.4% in the third quarter of 1998. The Company anticipates that the total dollar amount and the corresponding percentage of sales of product development costs will continue to increase with the Company's continued emphasis on product development and new business initiatives as a key to achieving continued growth.

         Selling and Marketing. Selling and marketing expenses increased by $1.2 million, or 32.4%, to $4.8 million in the third quarter of 1999 from $3.6 million in the third quarter of 1998. These expenses increased primarily due to
(i) direct mailings to an increased customer and prospect base and (ii) increased costs associated with the hiring of additional personnel, including wages and related benefits. As a percentage of net sales, selling and marketing expenses decreased to 20.9% in the third quarter of 1999 from 24.0% in the third quarter of 1998. Management anticipates that selling and marketing expenses will continue to rise, and will increase as a percentage of sales over third quarter 1999 levels, due to expanded product offerings, new business initiatives, international expansion efforts, to an increase in the customer and prospect base, and to the seasonality of the Company's marketing efforts.

         General and Administrative. General and administrative expenses increased by $850,000, or 45.5%, to $2.7 million in the third quarter of 1999 from $1.9 million in the third quarter of 1998. As a percentage of net sales, general and administrative costs decreased to 11.8% in the third quarter of 1999 compared to 12.4% in the third quarter of 1998. Management anticipates that general and administrative expenses will continue to rise as infrastructures are developed for international operations and with respect to the Generation21 acquisition, and may increase somewhat as a percentage of net sales.

         Operating Income. Operating income increased by $2.9 million to $8.9 million in the third quarter of 1999 from $6.0 million in the third quarter of 1998. As a percentage of net sales, operating income decreased to 38.8% in the third quarter of 1999 compared to 40.0% in the third quarter of 1998, but improved over the first two quarters of 1999.

         Other Income. Other income decreased $236,000 in third quarter 1999 to $212,000 primarily due to a non-recurring charge of $365,000 for transaction costs associated with the Generation21 acquisition.

         Income Tax Expense. Income tax expense of $3.7 million was recorded in the third quarter of 1999 at an effective income tax rate, as a percent of pre-tax income, of 40.3%, compared to $2.7 million, or 41.3% of pre-tax income in third quarter 1998. The reduction in the effective tax rate was due to the Generation21 acquisition and to tax planning initiatives. Management expects that the effective tax rate will remain relatively constant at the third quarter level for the remainder of 1999.


NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Net Sales. The Company's net sales increased by $24.4 million, or 64.8%, to $62.1 million for the nine months ended September 30, 1999 from $37.7 million in the first nine months of 1998. Product sales increased by $19.8 million, or 66.1%, to $49.8 million in the first nine months of 1999 from $30.0 million in the same period in 1998. The increase in product sales is primarily attributable to (i) sales of the Company's new math products, with over 5,000 schools purchasing math since the release in late 1998 and (ii) increased sales of Accelerated Reader title disks, with about 25,000 available book titles, to a larger base of Accelerated Reader schools.

         Service revenue increased by $4.6 million, or 59.5%, to $12.3 million for the first nine months of 1999 as compared to $7.7 million in the same period in 1998. This increase is primarily attributable to an increased number of Renaissance training sessions, and to higher revenues recognized from one-year software support agreements associated with new product sales and renewals of support agreements from an expanding base of existing customers.

         Cost of Sales. The cost of sales of products increased by $2.4 million, or 77.7%, to $5.5 million in the first nine months of 1999 from $3.1 million in 1998. As a percentage of product sales, the cost of sales of products increased to 11.1% in the first nine months of 1999 compared to 10.4% in the first nine months of 1998. The increase in cost of sales of products is primarily due to mix associated with the hardware component of the Company's new math products.

An optical-mark card scanner is included with the sale of all Accelerated Math software and in many cases, additional scanners are sold. Although scanners are profitable, the gross profit margin on hardware is not as high as the gross profit margin on software. The Company began shipment of math products late in the third quarter of 1998.

         The cost of sales of services increased by $2.4 million or 80.3%, to $5.4 million in the first nine months of 1999 compared to $3.0 million in the same period in 1998. As a percentage of sales of services, the cost of sales of services increased to 44.0% in the first nine months of 1999 compared to 38.9% in 1998 primarily due to increased costs associated with new training programs and increased costs of providing technical support relating to software support agreements associated with the Company's broader product lines. The Company's overall gross profit margin declined to 82.4% in the first nine months of 1999 from 83.8% in the first nine months of 1998, primarily due to decreased gross profit margin on services. Management expects that the overall gross profit margin will remain relatively constant for the remainder of 1999.

         Product Development. Product development expenses increased by $2.1 million, or 57.5%, to $5.7 million for the nine months ended September 30, 1999 as compared to $3.6 million for the corresponding 1998 period. These expenses increased primarily due to increased staff and consulting costs associated with the new math and writing products, new versions of the Company's Accelerated Reader and STAR Reading software, and with the development of additional Accelerated Reader quizzes. As a percentage of net sales, product development costs decreased to 9.2% in the first nine months of 1999 from 9.6% in the first nine months of 1998. The Company anticipates that the total dollar amount and the corresponding percentage of sales of product development costs will continue to increase with the Company's continued emphasis on product development and new business initiatives as a key to achieving continued growth.

         Selling and Marketing. Selling and marketing expenses increased by $5.1 million, or 51.1%, to $15.2 million in the first nine months of 1999 from $10.1 million in the first nine months of 1998. These expenses increased primarily due to (i) increased wage and benefit costs associated with additional personnel and
(ii) direct mailings to an increased customer and prospect base and increased lead-generation advertising. As a percentage of net sales, selling and marketing expenses declined to 24.4% in the first nine months of 1999 from 26.7% of net sales in the corresponding 1998 period. This decrease is primarily due to economies of scale associated with increased product sales and service sales. Management anticipates that selling and marketing expenses will generally continue to rise as the Company expands its product lines and customer and prospect base.

         General and Administrative. General and administrative expenses increased by $1.9 million, or 34.6%, to $7.3 million for the nine months ended September 30, 1999 as compared to $5.4 million for the same period in 1998. These expenses increased due to salary and recruiting costs associated with the hiring of additional personnel. As a percentage of net sales, general and administrative costs decreased to 11.7% in the first nine months of 1999 from 14.3% for the same period in 1998. Management anticipates that general and administrative expenses will continue to rise as infrastructures are developed for international operations and with respect to the Generation21 product line, and may increase somewhat as a percentage of net sales.

         Purchased Research and Development. In connection with the acquisitions in June 1999 and June 1998, a portion of the purchase price of each acquisition was allocated to acquired in-process research and development costs. This resulted in a charge of $180,000 in the second quarter of 1999 and a charge of $475,000 in the second quarter of 1998.

         Operating Income. Operating income increased by $10.8 million, or 89.7%, to $22.8 million in the first nine months of 1999 from $12.0 million in the same period in 1998. As a percentage of net sales, operating income increased to 36.8% in the first nine months of 1999 compared to 31.9% in the first nine months of 1998.

         Other Income. Other income remained constant at $1.4 million for the nine months ended September 30, 1999 and 1998. Other income for 1999 includes a non-recurring charge of $365,000 for transaction costs associated with the Generation21 acquisition.

         Income Tax Expense. Income tax expense of $10.0 million was recorded in the first nine months of 1999 at an effective income tax rate, as a percent of pre-tax income, of 41.2% compared to $5.6 million, or 41.4% of pre-tax income in the first nine months of 1998. Management expects that the effective tax rate of 40.3% recorded in the third quarter of 1999 will be sustainable for the remainder of 1999.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company's cash, cash equivalents and short-term investments increased by $6.3 million to $39.4 million from $33.1 million at December 31, 1998. The net increase is due primarily to $12.8 million in net cash provided by operating activities offset in part by $6.0 million used in the purchase of property, plant and equipment for facility expansion necessary to accommodate the Company's growth in operations. The Company believes cash flow from operations and its current cash position will be sufficient to meet its working capital requirements and fund future growth acquisition opportunities for the foreseeable future.

         At September 30, 1999, the Company had a $10.0 million unsecured revolving line of credit with a bank which is available until March 31, 2000. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. As of September 30, 1999, the line of credit had not been used.

         Effective July 1, 1999, the Company acquired Generation21 Learning Systems LLC ("Generation21"), a training and knowledge management enterprise software firm in Golden, Colorado. The transaction was accounted for as a pooling-of-interests. Accordingly, financial information for all periods presented has been restated to include the results of Generation21. The impact of Generation21 on previously reported historical information is not significant. The Company issued 166,443 shares with a market value of $4.0 million to effect the transaction. Third quarter 1999 results include a non-recurring pretax charge of $365,000 for transaction costs associated with the acquisition. The Company expects to make significant investments in marketing and related areas with respect to Generation21. Based on management's current expectations as to the Company's growth, the anticipated investments in Generation21 are not expected to have a material impact on the Company's overall results of operations in the near term.

          Effective June 9, 1999, the Company acquired the assets of Humanities Software, Incorporated ("Humanities"), an Oregon-based firm specializing in writing software. The transaction was accounted for using the purchase method of accounting. The operating results of Humanities are included in the consolidated financial statements of the Company since the date of acquisition. The allocated purchase price includes valuation of certain acquired in-process research and development costs which resulted in a pre-tax charge of $180,000 in the second quarter of 1999. The acquisition is not expected to have a material impact on the Company's overall results of operations in the near term.


YEAR 2000

         The Company has investigated the extent to which its operations are subject to Year 2000 issues and assessed the measures it believes will be necessary to avoid any material disruption to its operations relating to Year 2000 issues. On the basis of this investigation and assessment, the Company has taken steps to ensure that its systems and products will not be adversely impacted by Year 2000 issues. As of September 30, 1999, substantially all of the Company's systems and products are Year 2000 compliant. The cost to the Company for such compliance measures has been approximately $150,000, and management believes that the cost of additional modifications will be approximately $50,000. The cost of the Company's internal Year 2000 compliance measures is being funded through operating cash flows.

         In addition to assessing its own readiness for the Year 2000, the Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 issues. A significant percentage of these suppliers have responded in writing to the Company's Year 2000 readiness inquiries. The Company plans to continue assessment of its third party business partners. Despite the Company's diligence, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company. The cost to the Company for its third party compliance efforts as of September 30, 1999 has been approximately $750,000, and management believes that the cost of additional efforts in this regard will be approximately $50,000. The cost of the Company's external Year 2000 compliance measures is being funded through operating cash flows.

         With respect to Year 2000 risks associated with the Company's systems, the Company believes that the most reasonably likely worst case scenario is that the Company will experience a number of minor systems malfunctions and errors in the early part of the Year 2000 that were not detected during its compliance efforts. The Company believes that these problems will be minor in nature and will not have a material effect on the Company's operations or financial results.

         With respect to Year 2000 risks associated with the Company's software products, the Company cannot be certain that the software will operate error free, or that the Company will not be subject to litigation, whether the software operates error free or not. However, the Company believes that based on its substantial efforts to ensure compliance, it is not reasonably likely that the Company will be subject to such litigation.

         With respect to Year 2000 risks associated with third party suppliers, the Company believes that the most reasonably likely worst case scenario is that some of the Company's significant suppliers will not be Year 2000 compliant. Through the Company's formal communications with all of its significant suppliers, management believes that significant suppliers are in compliance and that risks of Year 2000 non-compliance are minimized by the Company's identification of alternative suppliers where alternative suppliers are available.

         The Company has limited the scope of its risk assessment to those factors which it can reasonably be expected to have an influence upon. For example, the Company has initiated formal communications with utility companies, parcel delivery services and national telecommunication providers and, based upon their responses to the Company's Year 2000 readiness inquiries, the Company expects that such providers will continue to operate. The lack of such services could have a material effect on the Company's ability to operate, but the Company has little, if any, ability to influence such an outcome, or to make alternative arrangements in advance for such services in the event they are not available.

         Based upon the modifications made to its products, the new internal systems which have been put in place, and the planning for alternative services where available, the Company believes it has substantially completed the contingency plan to handle the most reasonably likely worst case scenarios described above. However, if unanticipated Year 2000 related problems occur, it could result in a material financial risk to the Company.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         At September 30, 1999, the Company had no material market risk exposure (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).

Part  II - OTHER INFORMATION


Item   2.   Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c) On June 9, 1999, the Company issued 23,475 shares of common stock, $0.01 par value to Jon Madian, Alan Madian and Karen Jostad in connection with the acquisition of Humanities Software, Incorporated, an Oregon-based firm specializing in writing software. The shares were issued under Section 4(2) of the Securities Act. Messrs. Madian and Ms. Jostad acquired the shares for investment only, for their own account and not with a view to resale or other disposition thereof. Because of their business and financial experience and sophistication, Messrs. Madian and Ms. Jostad were capable of evaluating the merits and risks of an investment in the shares. Messrs. Madian and Ms. Jostad agreed not to offer, sell or otherwise transfer the shares until such shares are registered under the Securities Act or exempt from registration thereunder.

         On July 1, 1999, the Company issued 166,443 shares of common stock, $0.01 par value to Harold S. Resnick, Dale R. Zwart, Work Systems Associates, Inc. and John Connolly, Jr. (the "Gen21 owners") in connection with the acquisition of Generation21 Learning Systems LLC, a training and knowledge management enterprise software firm in Golden, Colorado. The shares were issued under Section 4(2) of the Securities Act. The Gen21 owners acquired the shares for investment only, for their own account and not with a view to resale or other disposition thereof. Because of their business and financial experience and sophistication, the Gen21 owners were capable of evaluating the merits and risks of an investment in the shares. The Gen21 owners agreed not to offer, sell or otherwise transfer the shares until such shares are registered under the Securities Act or exempt from registration thereunder.

(d) The net proceeds to the Company from its initial public offering, after deducting underwriting discounts of $3,606,400 and other expenses of approximately $941,000, were approximately $46,972,000. From September 24, 1997 (the effective date of the Company's Form S-1 Registration Statement; SEC Reg. No. 333-22519) through September 30, 1999, the Company used the net proceeds from the offering as follows:

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

         (vii) Approximately $2.7 million was used for capital expenditures for expansion of operations.

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


                                              ADVANTAGE LEARNING SYSTEMS, INC.
                                              (Registrant)



         November 12, 1999                    /s/ Michael H. Baum
         -----------------                    ------------------------------
               Date                           Michael H. Baum
                                              Chief Executive Officer
                                              (Principal Executive Officer)


         November 12, 1999                    /s/ Steven A. Schmidt
         -----------------                    ------------------------------
               Date                           Steven A. Schmidt
                                              Secretary, Vice President, and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                                Index to Exhibits

         Exhibit No.                Description
         -----------                -----------

            27.1                    Financial Data Schedule