Form 10-K
period 1999-12-31
ADVANTAGE LEARNING SYSTEMS INC
filed 2000-03-09
CIK 1030484

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934: FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $145,523,191 as of February 28, 2000. As of February 28, 2000, there were 34,214,773 of the Registrant's shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Unless the context requires otherwise, all references to the "Company" refer to Advantage Learning Systems, Inc., a Wisconsin corporation, and its consolidated subsidiaries. Except as otherwise indicated, all share data has been adjusted for a two-for-one stock split in the form of a stock dividend which was payable on February 26, 1999.

                                    OVERVIEW

     Advantage Learning Systems, Inc. is a leading provider of learning information systems to kindergarten through senior high ("K-12") schools in the United States and Canada. The Company's learning information systems consist of computer software and related training designed to improve student academic performance by increasing the quality, quantity and timeliness of performance data available to educators and by facilitating increased student practice of essential skills. Learning information systems provide to educators benefits similar to those management information systems provide to business managers. As of December 31, 1999, the Company has sold its products to approximately 48,900, or approximately 40%, of the K-12 schools in the United States and Canada.

     The Company's flagship product, Accelerated Reader,* is software for motivating and monitoring increased literature-based reading practice. The Company believes that Accelerated Reader has achieved a leading market position as a result of its demonstrated effectiveness in improving student reading levels and overall academic performance. The Company's other primary learning information system products include STAR Reading,* Accelerated Math,* STAR Math* and Perfect Copy.* In addition, the Company provides professional development training for educators through its Reading Renaissance,* Math Renaissance* and School Renaissance* programs, test-generation software to educational publishers and Total Knowledge Management* enterprise software for training and management throughout organizations.

     The Company was founded in 1986 and is incorporated under the laws of the State of Wisconsin. The Company's common stock trades on The Nasdaq Stock Market(R) under the symbol "ALSI." The Company's principal executive offices are located at 2911 Peach Street, P.O. Box 8036, Wisconsin Rapids, Wisconsin 54495-8036 (telephone: (715) 424-3636).

                                    PRODUCTS

SOFTWARE AND SUPPORT SERVICES

     The Company offers software products for use in the K-12 marketplace, as well as support services to the users of its software products. These software products improve student academic performance by intensifying skills practice and increasing the quality, quantity and timeliness of information available to educators. The Company also sells training and knowledge management software to corporate customers. The Company's software and support services accounted for approximately 86%, 86% and 84% of the Company's net sales in 1999, 1998 and 1997, respectively.

  ACCELERATED READER

     In 1999, the Company began shipment of a new, completely upgraded version of its Accelerated Reader learning information system for motivating and monitoring increased literature-based reading practice. Accelerated Reader is designed to be very easy to use by students and educators alike. A student selects a book at an appropriate reading level from a list of books for which the school has an Accelerated Reader quiz and reads the book. The student then takes a multiple choice quiz on a computer. The questions contained in the

-------------------------
* Accelerated Reader(R), Reading Renaissance(R) and Math Renaissance(R) are registered trademarks of the Company. STAR Reading(TM), Accelerated Math(TM), STAR Math(TM), Perfect Copy(TM), School Renaissance(TM) and Total Knowledge Management(TM) are common law trademarks of the Company.

quizzes are carefully drafted to ensure that a student who has thoroughly read a book at the appropriate level will pass. For each book read, Accelerated Reader tracks the amount of reading practice achieved by calculating points based on the length and difficulty of the book and the student's performance on the quiz. The information generated from this process--titles read, percent of comprehension and amount of reading done--creates a database of student reading achievement. From this database, Accelerated Reader generates more than 30 different reports from which educators can monitor the amount and quality of reading practice for each of their students and easily identify individual students who may require special attention. The new, upgraded version of Accelerated Reader includes built-in Spanish-English capabilities and supports the new Literacy Skills* quizzes. Literacy Skills quizzes allow teachers using Accelerated Reader to assess students' proficiency on 24 specific skills found in state and district language arts standards and many standardized tests. The Company developed quizzes on over 8,000 book titles in 1999 and currently has a library of computerized book quizzes on more than 28,600 titles. Titles on disk are organized by reading level and subject matter. Continued usage of Accelerated Reader creates demand for additional quizzes, STAR Reading, Reading Renaissance training and related products.

  STAR READING

     STAR Reading is a computer-adaptive reading test that the Company believes is the first software to provide to classroom teachers reading scores statistically correlated to national norms in ten minutes or less at the computer. STAR Reading administers a series of multiple choice questions for which students choose the best word to complete each sentence. STAR Reading adapts itself to each student's reading level by applying a proprietary branching logic that evaluates the pattern of the student's answers to determine the level of difficulty required for subsequent questions. The results from this test provide educators with a database of statistically accurate reading level information on their students from which they can generate useful reports and adjust instructional strategies accordingly. STAR Reading is easy to use and can be administered several times per year. In 1999, the Company began shipment of a new, upgraded version of STAR Reading that includes a 70-percent-larger item bank of test questions and a new, two-stage test to help educators pinpoint students' reading levels faster and more accurately.

  ACCELERATED MATH

     Accelerated Math is a task-level learning information system that helps every student to meet all math objectives, first grade through calculus. It employs algorithm technology to automatically align assignments to academic objectives and tracks mastery of each objective. Like Accelerated Reader, Accelerated Math encourages and monitors student practice of foundational skills, while providing immediate feedback on performance to students and teachers. An optical-mark card scanner is included with the sale of Accelerated Math software to handle all scoring and record-keeping chores, minimizing teacher paperwork.

  STAR MATH

     STAR Math is a computer-adaptive math test and database that provides the same benefits as STAR Reading. STAR Math reports provide objective information to help educators instantly place new students, monitor progress and match instruction to individual student levels. Quick, accurate and easy to administer, STAR Math provides math scores for third grade through high school in approximately 15 minutes. Like STAR Reading, it can be administered throughout the school year to track math development.

  PERFECT COPY

     Perfect Copy is software that helps educators improve students' core writing skills. It uses in-context editing to cover the rules of grammar, punctuation and word usage. The Company expects to develop other language arts products in the future.

-------------------------
* Literacy Skills(TM) is a common law trademark of the Company.

  TOTAL KNOWLEDGE MANAGEMENT

     The Total Knowledge Management system is integrated, enterprise-wide training and knowledge management software. The system supports training in all media including intranet, internet, CD-ROM, print and instructor-led training. The Company intends to use the system in professional development training for teachers and large school districts and the software will also be sold to businesses and government agencies.

  EXPERT SUPPORT PLANS

     The Company offers Expert Support Plans ("ESPs") that provide users of its products access to telephone support and other benefits such as free or reduced-cost upgrades. Packaged with kits and also sold as add-ons, ESPs entitle educators to expert help resolving questions regarding technical problems with Company products, networks and other software interacting with Company products.

PROFESSIONAL DEVELOPMENT

     The Company offers professional development programs and products that train educators to effectively use the Company's software products. Revenues from professional development accounted for approximately 14%, 14% and 16% of the Company's net sales in 1999, 1998 and 1997, respectively.

  READING RENAISSANCE

     The Reading Renaissance program provides educators with professional development training to most effectively use the Accelerated Reader, STAR Reading and the learning information they generate. This training combines technology and classroom techniques to increase in-school accountable reading practice. The Company offers a variety of Reading Renaissance seminars and workshops, including one- and two-day training programs, which are conducted throughout the year at various hotel locations in the United States, and on-site training programs pursuant to which the Company's training staff visit an individual school, school district or region to conduct a seminar or workshop. Since its inception in late 1993 to December 31, 1999, the Company has trained over 190,000 educators, of whom approximately 80,000 were trained in 1999.

     To encourage educators who have completed Reading Renaissance training to fully implement the methodology, the Company in 1995 initiated the "Model Classroom" certification program. This program recognizes educators who meet certain objective implementation standards related to the amount of accountable reading among students, regular diagnosis and intervention with at-risk students, and other key variables. As of February 1, 2000, the program has received approximately 8,600 applications and certified over 5,000 "Model Classroom" teachers, and 172 "Model Schools" in which the majority of classrooms have "Model Classroom" teachers.

  MATH RENAISSANCE

     Offered both on-site and at hotel sites throughout the United States, one-day Math Renaissance seminars instruct educators in techniques to enhance their math curriculum and instruction methods. The Company expects Math Renaissance to grow along with utilization of its STAR Math and Accelerated Math software.

  SCHOOL RENAISSANCE

     School Renaissance is a comprehensive multi-year school and district-wide improvement program. School Renaissance combines implementation of the Company's major software products, professional development training and consulting services over a period of several years to entire schools and districts.

  OTHER PROFESSIONAL DEVELOPMENT

     The Company also produces videotapes and manuals to be used in conjunction with its training programs. Further, the Company conducts research on best practices, performs field validation of techniques, publishes internally generated as well as third-party research and gathers information to guide the development of the Company's learning information systems.

                              PRODUCT DEVELOPMENT

     The Company believes that continued substantial investment in product development is required to remain competitive and grow in the K-12 marketplace. The Company invests continuously in the development of new products, enhancement of existing products and development of tools to increase the efficiency of product development. For the years ended December 31, 1999, 1998 and 1997, the Company expended approximately $8.9 million, $5.2 million and $3.3 million, respectively, on product development (including amounts capitalized).

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

                             SELLING AND MARKETING

     The Company markets its products primarily to individual educators in the K-12 market, including teachers, school librarians and principals. The Company is beginning to market its products to entire schools and school districts, as well as internationally through its subsidiaries in the United Kingdom and Australia. The Company's training and knowledge management software is currently sold primarily to corporate customers. The Company's sales and marketing strategy consists primarily of direct marketing to potential and existing customers. The Company uses a variety of lead generating techniques, including trade shows, advertisements in educational publications, direct mail, Web sites and referrals. Once product literature has been forwarded to a current or potential customer, one of the Company's in-house staff of telephone sales representatives contacts the customer to answer questions and, ultimately, direct the customer to a purchase. Having an in-house sales force affords the Company better control over its marketing efforts.

     In addition, the Company has resale arrangements with various book dealers and book publishers that are authorized to sell the Company's products to their customers. These firms are particularly receptive to such alliances because use of the Company's products in schools encourages, rather than competing with, the sale of books and other products sold by these firms. Sales to one of the distributors, Perma-Bound, a division of Hertzberg-New Method, Inc. ("Perma-Bound"), accounted for 11.5%, 13.9% and 14.3% of the Company's net sales in 1999, 1998 and 1997, respectively. The Company intends to seek additional strategic alliances with book distributors and publishers and to use alliances to expand its base of strategic partners to sell its products. Furthermore, the Company plans to continue to develop other cross-marketing arrangements with third-party firms selling non-competing products into the education market.

     The Company presented its first National School Renaissance Conference in February 2000 in Nashville, Tennessee. The conference provided the opportunity for almost 6,000 educators to learn more, to network and inspire others with their success stories, and to see all the latest products and services that support the Company's Renaissance professional development training. The Company expects to present the conference again in 2001.

                                   PRODUCTION

     Currently, most of the Company's software products are distributed on CD-ROM or diskettes. The CD-ROM disks are produced by a third-party contractor. The diskettes are duplicated and packaged at Company headquarters. Other related products, including videotapes, books, graphics and motivational items, are produced by third-party vendors. In 1999, the Company introduced on-line ordering and delivery of Accelerated Reader quizzes over the Internet.

                                  COMPETITION

     The K-12 educational technology and professional development markets in which the Company operates are very competitive. The Company competes primarily against more traditional methods of education, training and testing, including pencil and paper testing. In addition, the Company competes with other companies offering educational software products to schools, including larger companies with greater resources than the Company, such as International Business Machines Corporation, Apple Computer, Inc. and Mattel Inc. The Company's reading products also compete more directly with products such as Scholastic's Reading Counts (formerly Electronic Bookshelf). Many other companies, including Microsoft Corp. and Walt Disney Co., provide educational software products which the Company believes are not marketed primarily to schools. The Company's existing competitors may continue to broaden their product lines, and potential competitors, including large hardware manufacturers, software developers and educational publishers, may enter or increase their focus on the school market, resulting in greater competition for the Company. Success in selling the Company's products, particularly its reading products, may cause competitors to focus on the Company's products in their marketing efforts thereby increasing direct competition. There can be no assurance that the Company will continue to be able to market its products successfully or compete effectively in the educational products marketplace.

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

                                   EMPLOYEES

     As of February 1, 2000, the Company had 776 full and part-time employees. The Company believes its relations with employees are good. None of the Company's employees is represented by a union or subject to collective bargaining agreements.

                                    BACKLOG

     As of December 31, 1999 and 1998, the Company had backlogs that aggregated approximately $5.3 million and $4.4 million, respectively. The backlog at December 31, 1999 was primarily related to registrations for the Company's National School Renaissance Conference presented in February 2000 and for training seminars and programs not yet conducted. All of the backlog is expected to be realized during 2000.

The backlog at December 31, 1998 was due to the introduction of new products near year end and to training seminars and programs not yet conducted.

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

     Reliance on Single Product Line and Significant Distributor. The Company's Accelerated Reader software and supplemental Accelerated Reader quiz disks accounted for approximately 40%, 48% and 49% of the Company's net sales in 1999, 1998 and 1997, respectively. Sales of the Company's products through one book distributor accounted for 11.5%, 13.9% and 14.3% of net sales in 1999, 1998 and 1997, respectively. An overall decline in sales of Accelerated Reader, supplemental quiz disks, STAR Reading and related products, including sales through book distributors, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Continued Product Development. The K-12 educational technology and professional development markets in which the Company competes are characterized by evolving industry standards, frequent product introductions and, to a lesser extent, sudden technological change. The Company's future success will depend, to a significant extent, on a number of factors, including the Company's ability to enhance its existing products and develop and successfully introduce new products, including new products designed for use in other areas of the curriculum, the Company's ability to ship new products in a timely fashion and the Company's ability to respond quickly and in a cost efficient manner to technological change, including shifts in operating systems, languages, alternative delivery systems and other environments. There can be no assurance that products designed for use in other areas of the curriculum besides reading will be as well received as the Company's reading products, particularly since such other products may require technology and/or resources not generally available in all schools. The Company attempts to maintain high standards for the demonstrated academic effectiveness of its products. The Company's adherence to these standards could delay or inhibit the introduction of new products. Moreover, there can be no assurance that the Company's products will not be rendered obsolete or that the Company will have sufficient resources to make the necessary investments or be able to develop and market the products required to maintain its competitive position.

     Management of Growth. The Company has experienced rapid growth. If such growth continues, it may place a strain on the Company's financial, management, systems and other resources. The Company's ability to manage its growth effectively will require it to attract, train, motivate, manage and retain key employees and to improve its operational, financial and management information systems. If the Company is unable to maintain and manage growth effectively, the Company's business, financial condition and results of operations would be adversely affected.

     Risks of New Products and Services for New Markets. The Company's business strategy includes the introduction of new products and services directed at new markets. Specifically, through its Generation21

Learning Systems subsidiary, the Company intends to sell enterprise software for training development and management to businesses and government organizations. The Company has historically focused on the education market and has little, if any, experience in developing and marketing products and services to business or government customers. There can be no assurance that the Company will be successful in offering new products and services and entering new markets as planned or that any such products or services, if introduced, will achieve acceptance in the marketplace.

     Risks of International Expansion. A key component of the Company's growth strategy is to continue to expand its operations into international markets. Doing business in international markets is subject to a number of risks, including, among others: acceptance by foreign educational systems of the Company's approach to educational products; lack of existing customer base; unexpected changes in regulatory requirements; potentially adverse tax consequences; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; changing economic conditions; exposure to different legal standards (particularly with respect to intellectual property); burdens of complying with a variety of foreign laws; and fluctuations in currency exchange rates. If any of these risks were to materialize, the Company's business, financial condition and results of operations could be adversely affected.

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

     Geographic Concentration of Sales. A substantial portion of the Company's sales is concentrated in several states, including Texas, California, Florida, Georgia and Illinois, which accounted for approximately $9.6 million, $7.8 million, $5.0 million, $4.4 million and $3.8 million, respectively, of the Company's net sales in 1999. If large numbers of schools or a district controlling a large number of schools in such states were to discontinue purchasing the Company's products, the Company's business, financial condition and results of operations would be materially adversely affected.

     Highly Competitive Industry. The K-12 educational technology and professional development markets in which the Company operates are very competitive. The Company competes primarily against more traditional methods of education, training and testing, including pencil and paper testing. In addition, the Company competes with other companies offering educational software products to schools, including larger companies with greater resources than the Company, such as International Business Machines Corporation, Apple Computer, Inc. and Mattel Inc. The Company's reading products also compete more directly with products such as Scholastic's Reading Counts (formerly Electronic Bookshelf). Many other companies, including

Microsoft Corp. and Walt Disney Co., provide educational software products which the Company believes are not marketed primarily to schools. The Company's existing competitors may continue to broaden their product lines, and potential competitors, including large hardware manufacturers, software developers and educational publishers, may enter or increase their focus on the school market, resulting in greater competition for the Company. Success in selling the Company's products, particularly its reading products, may cause competitors to focus on the Company's products in their marketing efforts thereby increasing direct competition. There can be no assurance that the Company will continue to be able to market its products successfully or compete effectively in the educational products marketplace.

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

     Fluctuations in Quarterly Performance. The Company generally ships products as orders are received, and therefore, has historically operated without significant backlog. Thus, revenues in any quarter are substantially dependent on the quantity of product orders received in that quarter. The quantity of product orders in any quarter can be affected by a variety of factors, including the following:

     - delays in the development and/or shipment of new products can adversely affect the Company's revenue in one or more quarters;

     - the shipment of new products for which orders have been building for some period of time can cause the revenues in the quarter in which shipment occurs to be higher than revenues in preceding or subsequent quarters; and

     - seasonal variations due to, among other things, the budget and school-year cycles of the Company's school customers.

     In addition to fluctuations in product orders, the Company's quarterly results can also be affected by the following:

     - charges related to acquisitions, including acquisition expenses, the write-off of in-process research and development, the amortization of goodwill, and similar items;

     - charges related to obsolete or impaired assets; and

     - expenses related to product development and marketing initiatives.

     The Company's overall gross margins also fluctuate based upon the mix of product sales and service sales. The Company realizes significantly higher margins on its product sales. Service revenues tend to be more seasonal than product revenues, resulting in seasonal variations in margins. Quarterly service revenues are typically highest in the third quarter.

     Share Price Volatility. Numerous factors, many of which are beyond the control of the Company, may cause the market price of its common stock to fluctuate significantly. These factors include announcements of technological innovations and/or new products by the Company and its competitors, earnings releases and earnings warnings by the Company and its competitors, market conditions in the industry and the general state of the securities markets. The market price of its common stock may decline significantly if the Company fails to meet the published earnings estimates of analysts and others. In addition, quarterly fluctuations of the Company's results of operations as described above may cause a significant variation in the market price of its common stock.

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

     Concentration of Share Ownership; Control by Principal Shareholders/Management. As of March 1, 2000, the principal shareholders of the Company, Judith Paul and Terrance Paul, who are also the Chairman and Vice Chairman of the Company, respectively, beneficially owned approximately 72% of the Company's outstanding common stock. As a result, such principal shareholders have the ability to control the Company and direct its business and affairs.

     Shares Eligible for Future Sale. Sales of a substantial number of shares of common stock in the public market could adversely affect the market price for the common stock. Approximately 26,600,000 shares are held by "affiliates" of the Company and may be publicly sold only if registered under the Securities Act of 1933 or sold in accordance with an applicable exemption from registration, such as Rule 144. In addition, the Company has filed registration statements under the Securities Act of 1933 to register an aggregate of 3,000,000 shares of common stock reserved for issuance under the Company's 1997 Stock Incentive Plan and an aggregate of 500,000 shares of common stock reserved for issuance under the Company's Employee Stock Purchase Plan, which will, when issued in accordance with such plans, be eligible for immediate sale in the public market, subject to the Rule 144 resale limitations for affiliates.

     No Payment of Cash Dividends. The Company does not anticipate paying any cash dividends in the foreseeable future.

     Possible Antitakeover Effects of Certain Articles and By-Law Provisions and Provisions of Wisconsin Law. The Company's Amended and Restated Articles of Incorporation and Amended and Restated By-Laws, along with Wisconsin statutory law, contain provisions that could discourage potential acquisition proposals and might delay or prevent a change in control of the Company. Such provisions could result in the Company being less attractive to a potential acquirer and could result in the shareholders receiving less for their common stock than otherwise might be available in the event of a takeover attempt.

ITEM 2. PROPERTIES

     The Company's corporate headquarters are located in Wisconsin Rapids, Wisconsin, in a 125,000 square foot facility owned by the Company. The Company's training operations are located in a 74,000 square foot facility in Madison, Wisconsin owned by Athena Holdings LLC ("Athena"). The Company owns 70% of Athena and the Company's training subsidiary leases 40,981 square feet of the facility from Athena. The Company also leases other office space to accommodate subsidiaries and support operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted during the fourth quarter of fiscal 1999 to a vote of the security holders of the Company.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    NAME AND AGE OF OFFICER                                   OFFICE
    -----------------------                                   ------
Judith A. Paul.................    Ms. Paul is the co-founder of the Company and has been
  Age 53                           Chairman of the Board of Directors since 1986. Ms. Paul acts as the Company's spokesperson and coordinates the Company's public relations and customer communication policies. Ms.
                                   Paul is a leading teacher advocate, an education activist
                                   and the Executive Editor of Horizons, a magazine published by the Institute for Academic Excellence, Inc., one of the
                                   Company's wholly-owned subsidiaries (the "Institute"). Ms.
                                   Paul serves on the Board of Trustees of Lawrence University, the Advisory Board of the University of Wisconsin Children's
                                   Hospital and the Board of Directors of Community Foundation
                                   of South Wood County. Ms. Paul holds a bachelors degree in elementary education from the University of Illinois.
Terrance D. Paul...............    Mr. Paul is the co-founder of the Company and has been Vice
  Age 53                           Chairman of the Board of Directors since July 1996. Mr. Paul is primarily responsible for the Company's long-term
                                   strategic planning and new product development strategy. He conceptualized and led the development of Accelerated Math,
                                   STAR Reading, STAR Math and Renaissance professional
                                   development. Mr. Paul coordinates the research activities
                                   conducted by the Institute, and supervises the research
                                   activities of Generation21 Learning Systems, LLC, which is one of the Company's wholly-owned subsidiaries. From
                                   November 1995 until July 1996, Mr. Paul served as the
                                   Company's Chief Executive Officer. From January 1992 until
                                   August 1993 and again from September 1994 until November
                                   1995, Mr. Paul served as President of the Company. For the
                                   12 years prior to 1992, Mr. Paul was President of Best Power
                                   Technology, a manufacturer of uninterruptible power systems.
                                   Mr. Paul has authored numerous research reports, including
                                   Patterns of Reading Practice (1996) and Theoretical
                                   Foundations of Learning Information Systems (1997). Mr. Paul
                                   holds a law degree from the University of Illinois and an
                                   MBA from Bradley University. Terrance Paul is Judith Paul's husband.
Michael H. Baum................    Mr. Baum has been Chief Executive Officer of the Company
  Age 52                           since July 1996 and a Director since September 1994. Mr.
                                   Baum served as President of the Company between November
                                   1995 and June 1996. From September 1994 until November 1995,
                                   Mr. Baum served as the Managing Director of the Institute
                                   and from June 1994 until September 1994, he served as the
                                   Director of Educational Consulting for the Institute. From
                                   1984 until June 1994, Mr. Baum held a variety of positions with Francorp, Inc., an international management consulting firm based in Chicago, his last position being that of
                                   Executive Vice President, which he held from September 1991 until June 1994. Mr. Baum holds a bachelors degree and a
                                   masters degree in teaching from Yale University and an MBA from Northwestern University.

    NAME AND AGE OF OFFICER                                   OFFICE
    -----------------------                                   ------
John R. Hickey.................    Mr. Hickey has been President of the Company since July 1996
  Age 44                           and a Director of the Company since October 1996. From
                                   January 1996 until June 1996, Mr. Hickey served as Executive
                                   Vice President of R.F. Technologies, Inc., a manufacturer of protection devices, and from September 1995 until December
                                   1995, he served as Executive Vice President of Liebert
                                   Corporation (a subsidiary of Emerson Electric), a
                                   manufacturer of uninterruptible power supplies. From January
                                   1989 until June 1995, Mr. Hickey held various senior
                                   management positions with Best Power Technology, including
                                   Executive Vice President of Operations, Senior Vice
                                   President of Sales and Marketing and Vice
                                   President-International. In addition, Mr. Hickey spent
                                   approximately ten years with Briggs and Stratton, a
                                   manufacturer of air-cooled gasoline engines for outdoor
                                   power equipment, headquartered in Milwaukee, Wisconsin.
                                   While at Briggs and Stratton, Mr. Hickey served in various management positions, eventually rising to the position of the Director of International Sales and Finance
                                   Administration, a position he held from October 1985 until
                                   January 1989. Mr. Hickey holds a bachelors degree in
                                   international business from the University of Wisconsin.
Steven A. Schmidt..............    Mr. Schmidt joined the Company in August 1999 as Vice
  Age 45                           President, Chief Financial Officer and Secretary. From
                                   January 1998 until December 1998, he served as Corporate
                                   Controller for Wausau-Mosinee Paper Corporation, a specialty paper manufacturer. From June 1993 until December 1997, Mr.
                                   Schmidt was Vice President Finance, Secretary and Treasurer
                                   for Wausau Paper Mills Company, a publicly traded specialty paper manufacturer headquartered in Wausau, Wisconsin, after having served the company since August 1992 as Corporate
                                   Controller. From March 1990 until August 1992, Mr. Schmidt was employed by Georgia Pacific Corporation as Controller,
                                   Wisconsin Operations in Port Edwards, Wisconsin. From June
                                   1980 until March 1990, he worked for Nekoosa Papers, Inc., a division of Great Northern Nekoosa Corp., in Port Edwards,
                                   Wisconsin, in various financial management positions before the company was acquired by Georgia Pacific Corporation. Mr.
                                   Schmidt holds a bachelors degree in accountancy from the
                                   University of Wisconsin-LaCrosse, and is a Certified Public
                                   Accountant.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The common stock is traded under the symbol "ALSI" on The Nasdaq Stock Market(R), and quotations are supplied by the National Association of Securities Dealers, Inc. The table below sets forth the reported high and low closing sale prices for shares of the Company's common stock on The Nasdaq Stock Market(R) during the indicated quarters. The prices set forth below reflect prices between dealers of the Company's common stock without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                HIGH        LOW
                                                                ----        ---
Fiscal year ended December 31, 1999
  First Quarter............................................    $41.500    $28.531
  Second Quarter...........................................     31.625     16.875
  Third Quarter............................................     33.000     16.563
  Fourth Quarter...........................................     29.438     10.500
Fiscal year ended December 31, 1998
  First Quarter............................................    $17.188    $10.719
  Second Quarter...........................................     19.375     12.375
  Third Quarter............................................     20.250     12.000
  Fourth Quarter...........................................     33.188     16.375

HOLDERS

     As of February 10, 2000, there were 613 record holders of the common stock.

HISTORICAL DIVIDENDS

     The Company's status as an S corporation for federal tax purposes was terminated in connection with completion of the Company's initial public offering in September 1997. For the year ended December 31, 1998, the Company paid distributions of S corporation retained profits of $302,000 to S corporation shareholders. For the year ended December 31, 1999, no S corporation-related or other distributions were paid. The Company intends to retain all of its future earnings to fund growth and the operation of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     There were no sales of unregistered securities during the year ended December 31, 1998. During the year ended December 31, 1999, in addition to any unregistered sales of the Company's equity securities reported on Form 10-Q, the Company sold the following equity securities in transactions that were not registered under the Securities Act of 1933:

     On November 29, 1999, the Company issued 4,445 shares of common stock to Jon Madian, Alan Madian and Karen Jostad as part of a post-closing adjustment in connection with the Company's acquisition of Humanities Software, Inc. on June 9, 1999. The shares were issued under Section 4(2) of the Securities Act. Messrs. Madian and Ms. Jostad acquired the shares for investment only, for their own accounts and not with a view to resale or other disposition thereof. Because of their business and financial experience and sophistication, Messrs. Madian and Ms. Jostad were capable of evaluating the merits and risks of an investment in the shares. Messrs. Madian and Ms. Jostad agreed not to offer, sell or otherwise transfer the shares until such shares are registered under the Securities Act or exempt from registration thereunder.

     On December 29, 1999, the Company issued 31,260 shares of common stock to Kevin Ford, Debra Ford and the Kevra Family Trust (collectively, the "cA Shareholders") in connection with the Company's acquisition of computerActive, Inc. The shares were issued under Section 4(2) of the Securities Act. The cA Shareholders acquired the shares for investment only, for their own accounts and not with a view to resale or other disposition thereof. Because of their business and financial experience and sophistication, the cA Shareholders were capable of evaluating the merits and risks of an investment in the shares. The cA Shareholders agreed not to offer, sell or otherwise transfer the shares until such shares are registered under the Securities Act or exempt from registration thereunder.

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

     The net proceeds to the Company from the initial public offering, after deducting underwriting discounts of $3,606,400 and other expenses of approximately $941,000, were approximately $46,972,000. From September 24, 1997 through December 31, 1999, the Company used the net proceeds as follows:

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

     (5) Approximately $7.4 million was used to invest in Athena Holdings LLC, a limited liability company formed for the purpose of constructing the Company's facility in Madison, Wisconsin.

     (6) Approximately $2.4 million was used for pilot operations in various markets and miscellaneous acquisitions.

     (7) Approximately $2.7 million was used for capital expenditures for expansion of operations.

ITEM 6. SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------
                                                    1999       1998       1997       1996       1995
                                                    ----       ----       ----       ----       ----
CONSOLIDATED INCOME STATEMENT DATA:(1)
Net sales:
  Products.....................................    $67,608    $44,064    $29,350    $18,930    $11,602
  Services.....................................     15,980     11,084      6,964      3,451      1,003
                                                   -------    -------    -------    -------    -------
          Total net sales......................     83,588     55,148     36,314     22,381     12,605
                                                   -------    -------    -------    -------    -------
Cost of sales:
  Products.....................................      7,768      4,375      3,788      2,329      1,468
  Services.....................................      7,557      4,496      3,013      1,898        595
                                                   -------    -------    -------    -------    -------
          Total cost of sales..................     15,325      8,871      6,801      4,227      2,063
                                                   -------    -------    -------    -------    -------
          Gross profit.........................     68,263     46,277     29,513     18,154     10,542
Operating expenses:
  Product development..........................      8,500      5,140      3,496      1,555        802
  Selling and marketing........................     21,546     13,712      9,709      6,639      4,201
  General and administrative...................     10,115      7,529      5,817      3,547      2,090
  Purchased research and development...........      1,080        475         --      3,400         --
  Phantom stock plan termination...............         --         --      1,617         --         --
                                                   -------    -------    -------    -------    -------
          Total operating expenses.............     41,241     26,856     20,639     15,141      7,093
                                                   -------    -------    -------    -------    -------
          Operating income.....................     27,022     19,421      8,874      3,013      3,449
Other income (expense), net....................      2,067      1,615        (81)      (155)        13
                                                   -------    -------    -------    -------    -------
Income before taxes............................     29,089     21,036      8,793      2,858      3,462
Income tax provision (benefit).................     11,943      8,844       (673)    (1,602)        --
                                                   -------    -------    -------    -------    -------
  Net income...................................    $17,146    $12,192    $ 9,466    $ 4,460    $ 3,462
                                                   =======    =======    =======    =======    =======
Basic earnings per share(2)....................    $  0.50    $  0.36    $  0.33    $  0.16    $  0.13
Diluted earnings per share(2)..................       0.50       0.36       0.32       0.16       0.13
CONSOLIDATED BALANCE SHEET DATA:
Working capital................................    $46,923    $34,193    $28,452    $   566    $ 1,105
Total assets...................................     88,419     68,280     51,177     19,855      4,761
Notes payable and long-term debt...............         --         --         --     10,450         --
Shareholders' equity...........................     74,935     55,059     42,803      3,774      2,613

-------------------------

(1) In July 1999, the Company acquired Generation21 Learning Systems, LLC in a transaction accounted for as a pooling-of-interests. Accordingly, financial information for all periods presented has been restated to include the results of Generation21.

(2) Per share data have been restated to reflect a 2-for-1 stock split in the form of a dividend effective February 26, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The Company is a leading provider of learning information systems to kindergarten through senior high ("K-12") schools in the United States and Canada. The Company's learning information systems consist of computer software and related training designed to improve student academic performance by increasing the quality, quantity, and timeliness of performance data available to educators and by facilitating increased student practice of essential skills. The Company's flagship product, Accelerated Reader, is software for motivating and monitoring increased literature-based reading practice. The Company's software products also include STAR Reading, a computer-adaptive reading test and database; Accelerated Math and STAR Math, software products that apply to math the principles that have made the reading software effective in improving academic performance; and Perfect Copy, writing skills development software. In 1999, the Company began shipment of new, improved versions of its Accelerated Reader and STAR Reading software products.

     The Company's learning information system products also include the Reading Renaissance, Math Renaissance and Effective Teaching programs, through which the Company provides professional development training for educators. In 1999, the Company introduced School Renaissance, a comprehensive package of software, professional development training, and consulting services aimed at accelerating learning and improving test scores in reading, math, and writing. In addition, the Company provides test generation software to educational publishers, and in 1999, began selling enterprise software for training and knowledge management to corporate customers. The Company acquired a software development firm in late 1999 specializing in Web-based applications to assist in creating Web versions of the Company's existing products and new Web products.

     The Company's sales are derived primarily from the sale of software products, software support agreements, and training seminars and programs. The Company recognizes revenue from sales of its off-the-shelf software products at the time of shipment to customers. The Company records the estimated cost of returns at the time of sale. The Company also develops custom software products through its subsidiary, IPS Publishing, Inc. The Company recognizes revenue from the sale of custom software on the percentage of completion method. Service revenue includes both revenue relating to Renaissance professional development training and revenue from software support agreements for ongoing customer support. The Company recognizes revenue from sales of its training seminars and programs primarily at the time the seminar or training program is conducted. Revenue from separately sold software support agreements is reflected as deferred revenue and is amortized ratably over the term of the maintenance period. The Company's deferred revenue represents payments received from customers for services still to be rendered.

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

     Cost of sales consists of expenses associated with sales of software products, support agreements, and training seminars and programs. These costs include: (i) personnel-related costs, (ii) costs associated with the manufacture and assembly of the Company's products, including the cost of purchased optical-mark card scanners, and (iii) an allocation of facilities costs. The Company recognizes significantly higher gross margins on its product sales than on its service sales. Product sales as a percentage of total sales have remained relatively constant. Gross profit margins on products have decreased due to mix associated with the hardware component of the Company's new math products. An optical-mark card scanner is included with the sale of all Accelerated Math software and, in many cases, additional scanners are sold. Although scanners are profitable, the gross profit margin on hardware is not as high as the gross profit margin on software. The Company began shipment of math products late in 1998. Management anticipates that product gross profit margins will continue to decrease somewhat in 2000 due to the impact of anticipated increased sales of Accelerated Math software and hardware as a percentage of total product sales.

     Gross profit margins on service sales have decreased primarily due to lower profitability of seminars in 1999. While the Company trained over 78,000 educators in its Renaissance training programs in 1999, an increase of 51.5% over educators trained in 1998, increased numbers of seminars in smaller markets resulted in lower average attendance at seminars for which costs are relatively fixed, resulting in an increase in costs as a percentage of sales for training. Increased costs of providing technical support related to software support agreements associated with the Company's broader product lines also had a negative impact on service gross profit margins in 1999. Management anticipates that service margins may continue to decrease somewhat in 2000 as increased costs related to providing technical support for the Company's new products will continue in 2000.

     The Company expenses all product development costs associated with a product until technological feasibility is established, after which time such costs are capitalized until the product is available for general release to customers. Capitalized product development costs are amortized into cost of sales generally using the straight-line method over 24 months.

     In 1999, the Company acquired three software firms: computerActive, Inc. ("computerActive"), an Ottawa, Canada-based software development firm specializing in Web-based applications; Generation21 Learning Systems, LLC ("Generation21"), a training and knowledge management enterprise software firm in Golden, Colorado; and Humanities Software, Incorporated ("Humanities"), an Oregon-based firm specializing in writing software. The acquisitions are not expected to have a material impact on the Company's overall results of operations in the near term. In 1998, the Company acquired 100% of the stock of Logicus Incorporated ("Logicus"), an Ontario, Canada-based firm specializing in writing skills development software.

                             RESULTS OF OPERATIONS

     The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales:

                                                             FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                        -----------------------------
                                                        1999        1998        1997
                                                        ----        ----        ----
Net sales:
  Products..........................................     80.9%       79.9%       80.8%
  Services..........................................     19.1        20.1        19.2
                                                        -----       -----       -----
       Total net sales..............................    100.0%      100.0%      100.0%
                                                        =====       =====       =====
Cost of sales:
  Products..........................................     11.5%        9.9%       12.9%
  Services..........................................     47.3        40.6        43.3
       Total cost of sales..........................     18.3        16.1        18.7
Gross profit:
  Products..........................................     88.5        90.1        87.1
  Services..........................................     52.7        59.4        56.7
       Total gross profit...........................     81.7        83.9        81.3
Operating expenses:
  Product development...............................     10.2         9.3         9.6
  Selling and marketing.............................     25.8        24.9        26.8
  General and administrative........................     12.1        13.6        16.0
  Purchased research and development................      1.3         0.9          --
  Phantom stock plan termination....................       --          --         4.5
                                                        -----       -----       -----
Operating income....................................     32.3        35.2        24.4
Other income (expense)..............................      2.5         2.9        (0.2)
                                                        -----       -----       -----
Income before taxes.................................     34.8        38.1        24.2
Income tax provision (benefit)......................     14.3        16.0        (1.9)
                                                        -----       -----       -----
Net income..........................................     20.5%       22.1%       26.1%
                                                        =====       =====       =====

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net Sales. The Company's net sales increased by $28.4 million, or 51.6%, to $83.6 million in 1999 from $55.1 million in 1998. Product sales increased by $23.5 million, or 53.4%, to $67.6 million in 1999 from $44.1 million in 1998. The increase in product sales is primarily attributable to (i) sales of the Company's new math products into more than 6,000 schools since shipment began in late 1998 and (ii) increased sales of Accelerated Reader title disks, with over 28,000 available book titles, to a larger base of Accelerated Reader schools.

     Service revenue, which consists of revenue from sales of training sessions and software support agreements, increased by $4.9 million, or 44.2%, to $16.0 million in 1999 from $11.1 million in 1998. This increase is primarily attributable to an increased number of Renaissance training sessions and to an increase in revenue from one-year software support agreements associated with new product sales.

     While revenue growth was more than 70% over 1998 levels for both products and services in the first half of 1999, growth rates over the previous year were considerably lower in the third and fourth quarters of 1999. Because the Company's new version of Accelerated Reader shipped in late September and October, the Company missed the prime fall buying season for schools, which slowed follow-on purchases of Accelerated Reader title disks as well as adoptions by new schools in late 1999. Management expects the effects of this delay in shipment to continue to have some impact into early 2000, as schools take time to install the new Accelerated Reader software before returning to their normal buying patterns.

     The Company anticipates that several new initiatives announced in 1999 will positively impact continued growth over the long term in the sale of its reading software products. In June 1999, the Company announced that its reading and language arts software products won approval in California's state adoption of curriculum materials. Gaining approval means that schools that want to purchase the Company's reading and writing skills software can pay for them using certain state curriculum materials funds. Other key events during the year included the first district-wide sale of School Renaissance, the Company's comprehensive school improvement program; shipment of the Company's improved version of its Accelerated Reader and STAR Reading software; the introduction of Web-based on-line ordering and delivery of Accelerated Reader quizzes; and an alliance with the McGraw-Hill School Division to provide educators and students with access to hundreds of interactive computer quizzes aligned to the McGraw-Hill elementary school reading series.

     Cost of Sales. The cost of sales of products increased by $3.4 million, or 77.5%, to $7.8 million in 1999 from $4.4 million in 1998. As a percentage of product sales, the cost of sales of products increased to 11.5% in 1999 compared to 9.9% in 1998 due primarily to mix associated with the hardware component of the Company's new math products. An optical-mark card scanner is included with the sale of all Accelerated Math software and in many cases, additional scanners are sold. Although scanners are profitable, the gross profit margin on hardware is not as high as the gross profit margin on software. Management anticipates that product margins will continue to decrease somewhat in 2000 due to the impact of anticipated increased sales of Accelerated Math software and hardware as a percentage of total product sales.

     The cost of sales of services increased by $3.1 million, or 68.1%, to $7.6 million in 1999 from $4.5 million in 1998 primarily due to increased costs of delivering more training sessions in 1999 and of providing technical support related to software support agreements. As a percentage of sales of services, the cost of sales of services increased to 47.3% in 1999 compared to 40.6% in 1998. While the Company trained over 78,000 educators in its Renaissance training programs in 1999, an increase of 51.5% over educators trained in 1998, increased numbers of seminars in smaller markets resulted in lower average attendance at seminars for which costs are relatively fixed, resulting in an increase in costs as a percentage of sales for training. Additionally, costs of providing software technical support increased as the Company broadened its product lines and introduced new versions of existing products. Management anticipates that service margins will continue to decrease somewhat in 2000 as increased costs related to providing technical support for the Company's new products will continue in 2000. Management expects that service revenues will be positively impacted in the first quarter of 2000 as the Company presented its first annual National School Renaissance Conference in February 2000.

     The Company's overall gross profit margin decreased 2.2% to 81.7% in 1999 from 83.9% in 1998 due to decreased gross profit margins on both products and services.

     Product Development. Product development expenses increased by $3.4 million, or 65.4%, to $8.5 million in 1999 from $5.1 million in 1998. These expenses increased primarily due to increased staff and consulting costs associated with developing new products and seminars including new versions of the Company's Accelerated Reader and STAR Reading software, additional Accelerated Reader quizzes, the new School Renaissance district-wide improvement program, and several products not yet released. As a percentage of net sales, product development costs increased to 10.2% in 1999 from 9.3% in 1998. The Company anticipates that the total dollar amount and the corresponding percentage of sales of product development costs will continue to increase with the Company's continued emphasis on product development and new business initiatives as a key to achieving continued growth.

     Selling and Marketing. Selling and marketing expenses increased by $7.8 million, or 57.1%, to $21.5 million in 1999 from $13.7 million in 1998. These expenses increased due to (i) direct mailings to an increased customer and prospect base, (ii) an increase in special promotions and (iii) increased wage and benefit costs associated with the hiring of additional personnel. As a percentage of net sales, selling and marketing expenses increased to 25.8% in 1999 from 24.9% in 1998. Management anticipates that selling and marketing expenses will generally continue to rise as the Company expands its product lines and customer and prospect base.

     General and Administrative. General and administrative expenses increased by $2.6 million, or 34.3%, to $10.1 million in 1999 from $7.5 million in 1998. The higher expenses for 1999 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits. As a percentage of net sales, general and administrative costs decreased to 12.1% in 1999 from 13.6% in 1998. Management anticipates that general and administrative expenses will continue to rise to support the Company's growth and new business initiatives.

     Purchased Research and Development. In connection with the acquisitions of computerActive and Humanities in 1999, $900,000 and $180,000, respectively, of the purchase price was allocated to purchased research and development which was expensed in 1999. In connection with the acquisition of Logicus, $475,000 of the purchase price was allocated to purchased research and development which was expensed in 1998.

     Operating Income. Operating income increased by $7.6 million, or 39.1%, to $27.0 million in 1999 from $19.4 million in 1998. As a percentage of net sales, operating income decreased to 32.3% in 1999 from 35.2% in 1998. Excluding the effects of the purchased research and development expense in 1999 and 1998, operating income would have increased by $8.2 million, or 41.2%, to $28.1 million in 1999 from $19.9 million in 1998, or 33.6% of net sales compared to 36.1% of net sales in 1998.

     Other Income. Other income increased by $422,000 to $379,000 in 1999 primarily due to an increase in rental income at the Company's new office facility in Madison, Wisconsin, offset by a non-recurring charge of $365,000 for transaction costs associated with the Generation21 acquisition.

     Income Taxes. Income tax expense of $11.9 million was recorded in 1999 at an effective income tax rate of 41.0% compared to $8.8 million and 42.0% effective income tax rate in 1998. The Company expects that the effective rate of tax on its income will be approximately 40.0% during 2000.

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net Sales. The Company's net sales increased by $18.8 million, or 51.9%, to $55.1 million in 1998 from $36.3 million in 1997. Product sales increased by $14.7 million, or 50.1%, to $44.1 million in 1998 from $29.3 million in 1997. The increase in product sales is primarily attributable to (i) increased sales of Accelerated Reader title disks to a larger base of Accelerated Reader schools, including the introduction of approximately 7,000 new book titles on Accelerated Reader title disks in 1998, (ii) the addition of about 7,500 new customer schools in 1998, (iii) the continuation of very strong STAR Reading sales, and (iv) sales of the Company's new math products which began shipping in late 1998.

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

     Cost of Sales. The cost of sales of products increased by $587,000, or 15.5%, to $4.4 million in 1998 from $3.8 million in 1997. As a percentage of product sales, the cost of sales of products declined to 9.9% in 1998 compared to 12.9% in 1997 due to operating leverage associated with increased product sales. The cost of sales of services increased by $1.5 million, or 49.2%, to $4.5 million in 1998 from $3.0 million in 1997 primarily due to increased costs of providing technical support relating to software support agreements. As a percentage of sales of services, the cost of sales of services declined to 40.6% in 1998 compared to 43.3% in 1997, primarily as a result of decreased costs of delivering training sessions. The Company's overall gross profit margin improved 2.6% to 83.9% in 1998 from 81.3% in 1997 due to improved gross profit margins on both products and services.

     Product Development. Product development expenses increased by $1.6 million, or 47.0%, to $5.1 million in 1998 from $3.5 million in 1997. These expenses increased primarily due to increased development staff and consulting costs associated with the new products and seminars introduced in 1998. As a percentage of net sales, product development costs decreased to 9.3% in 1998 from 9.6% in 1997.

     Selling and Marketing. Selling and marketing expenses increased by $4.0 million, or 41.2%, to $13.7 million in 1998 from $9.7 million in 1997. These expenses increased due to (i) the publication of additional catalogs, mailings to an increased customer and prospect base, and increased advertising in publications and (ii) salary and recruiting costs associated with the hiring of additional personnel. As a percentage of net sales, selling and marketing expenses decreased to 24.9% in 1998 from 26.8% in 1997. This decrease is primarily due to economies of scale associated with significantly increased product and service sales.

     General and Administrative. General and administrative expenses increased by $1.7 million, or 29.4%, to $7.5 million in 1998 from $5.8 million in 1997. The higher expenses for 1998 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits. As a percentage of net sales, general and administrative costs decreased to 13.6% in 1998 from 16.0% in 1997.

     Purchased Research and Development. In connection with the acquisition of Logicus, $475,000 of the purchase price was allocated to purchased research and development which was expensed in 1998.

     Phantom Stock Plan Termination. The Company's phantom stock plan terminated on September 30, 1997 in connection with the closing of the Offering on that date. The one-time charge of $1.6 million associated with the plan termination was expensed in 1997.

     Operating Income. Operating income increased by $10.5 million, or 118.9%, to $19.4 million in 1998 from $8.9 million in 1997. As a percentage of net sales, operating income increased to 35.2% in 1998 from 24.4% in 1997. Excluding the effects of the purchased research and development expense in 1998, and the phantom stock plan termination expense in 1997, operating income would have increased by $9.4 million, or

89.6%, to $19.9 million in 1998 from $10.5 million in 1997, or 36.1% of net sales compared to 28.9% of net sales in 1997.

     Interest Income. Interest income increased $1.2 million to $1.7 million in 1998 from $483,000 in 1997 due to an increase in interest earning short-term investments purchased with proceeds from the Company's initial public offering in late 1997.

     Interest Expense. Interest expense decreased $604,000 to $51,000 in 1998 from $655,000 in 1997. In late 1997, proceeds from the Company's initial public offering were used to pay substantially all of the Company's outstanding indebtedness.

     Income Taxes. Income tax expense of $8.8 million was recorded in 1998 at an effective income tax rate of 42.0%. In January 1997, a deferred tax asset of $1.6 million was written off when IPS elected S corporation status. In September 1997, a tax benefit of $3.5 million was recorded in connection with the Company's change in tax status from S corporation to C corporation status. The Company became subject to corporate level income taxes effective with the closing of the Offering and consequently provided for current and deferred income taxes on income subsequent to September 30, 1997. See Note 6 of Notes to the Company's Financial Statements.

                                   YEAR 2000

     The Company's systems and products, as well as those of its third-party business partners, made an uneventful transition from 1999 to 2000. No material disruptions occurred and operations continued without interruption in the new year. However, as the Company had anticipated, on February 29, 2000, some customers using older versions of the Company's Accelerated Reader product were unable to test students on that date. Since March 1, 2000, the affected customers have been able to operate the product error-free. While initial indications suggest that Year 2000 issues will not adversely affect operations, the Company will continue to monitor its own systems and products, as well as those of third-party business partners, to ensure Year 2000 compliance.

     With respect to Year 2000 risks associated with the Company's software products, the Company cannot be certain that the software will continue to operate error free, or that the Company will not be subject to litigation, whether the software operates error free or not. However, the Company believes that based on its efforts to ensure compliance, it is not reasonably likely that the Company will be subject to such litigation.

     The Company incurred costs of approximately $950,000 for internal and third party Year 2000 compliance measures, which were funded through operating cash flows in 1998 and 1999.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company's cash, cash equivalents and investment securities increased $7.9 million to $41.0 million from the December 31, 1998 total of $33.1 million. The net increase is due primarily to $16.0 million in net cash provided by operating activities offset by (i) $7.3 million used in the purchase of property, plant and equipment for facility expansion necessary to accommodate the Company's growth in operations and (ii) $1.7 million used for acquisitions and international expansion. The Company believes cash flow from operations and its current cash position will be sufficient to meet its working capital requirements for the foreseeable future.

     At December 31, 1999, the Company had a $10.0 million unsecured revolving line of credit with a bank which is available until March 31, 2000, and which is expected to be extended for an additional year. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. As of December 31, 1999, the line of credit had not been used.

     On January 3, 2000 the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. No time limit was placed on the duration of the repurchase program.

Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes.

     In March 1998, Athena Holdings LLC ("AHL") was formed by the Company and an unaffiliated party to develop a facility in the Madison, Wisconsin area to house the offices, marketing and sales functions, training development staff, and training support staff of the Institute for Academic Excellence. The Company received a 70% interest in AHL in return for its capital contribution of $700,000. The other party also utilizes part of the facility. Additionally, a portion of the property will be leased to third parties. The total cost of the project was approximately $7.4 million. The Company financed the project internally.

     The net proceeds to the Company from its initial public offering in 1997, after deducting underwriting discounts of $3,606,400 and other expenses of approximately $941,000, were approximately $46,972,000. The Company has thus far used the proceeds from the Offering as follows:

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

      (vi) Approximately $2.4 million was used for pilot operations in various markets and miscellaneous acquisitions.

     (vii) Approximately $2.7 million was used for capital expenditures for expansion of operations.

     The Company has broad discretion with respect to the use of the remaining proceeds.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At December 31, 1999, the Company had no material market risk exposures (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Advantage Learning Systems, Inc. (a Wisconsin corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advantage Learning Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

                                          ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 21, 2000

FINANCIAL STATEMENTS

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                                                   1999         1998
                                                                   ----         ----
                                                                  (IN THOUSANDS EXCEPT
                                                                  SHARE AND PER SHARE
                                                                        AMOUNTS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................      $23,016      $14,264
  Investment securities.....................................       18,012       18,869
  Accounts receivable, less allowance of $1,200 in 1999 and
     $1,058 in 1998.........................................       11,796        8,863
  Inventories...............................................        1,707          794
  Prepaid expenses..........................................        1,287          689
  Prepaid income taxes......................................          292           --
  Deferred tax asset........................................        2,559        2,242
                                                                  -------      -------
          Total current assets..............................       58,669       45,721
Property, plant & equipment, net............................       24,256       19,210
Deferred tax asset..........................................        2,297        1,647
Intangibles, net............................................        2,702        1,445
Capitalized software, net...................................          495          257
                                                                  -------      -------
          Total assets......................................      $88,419      $68,280
                                                                  =======      =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $ 2,521      $ 1,848
  Deferred revenue..........................................        4,852        3,443
  Payroll and employee benefits.............................        1,981        1,080
  Income taxes payable......................................           --        2,157
  Other current liabilities.................................        2,392        3,000
                                                                  -------      -------
          Total current liabilities.........................       11,746       11,528
  Deferred revenue..........................................        1,485        1,398
                                                                  -------      -------
          Total liabilities.................................       13,231       12,926
Minority interest...........................................          253          295
Shareholders' equity:
  Common stock, $.01 par; Shares authorized: 150,000,000;
     Issued and outstanding: 34,182,841 -- 1999
                              34,002,023 -- 1998............          342          340
     Additional paid in capital.............................       43,621       40,872
     Retained earnings......................................       31,015       13,869
     Accumulated other comprehensive income.................          (43)         (22)
                                                                  -------      -------
          Total shareholders' equity........................       74,935       55,059
                                                                  -------      -------
          Total liabilities and shareholders' equity........      $88,419      $68,280
                                                                  =======      =======

The accompanying notes to the financial statements are an integral part of these balance sheets.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               1999      1998      1997
                                                               ----      ----      ----
                                                                     (IN THOUSANDS
                                                               EXCEPT PER SHARE AMOUNTS)
Net Sales:
  Products..................................................  $67,608   $44,064   $29,350
  Services..................................................   15,980    11,084     6,964
                                                              -------   -------   -------
       Total net sales......................................   83,588    55,148    36,314
                                                              -------   -------   -------
Cost of sales:
  Products..................................................    7,768     4,375     3,788
  Services..................................................    7,557     4,496     3,013
                                                              -------   -------   -------
       Total cost of sales..................................   15,325     8,871     6,801
                                                              -------   -------   -------
       Gross profit.........................................   68,263    46,277    29,513
Operating expenses:
  Product development.......................................    8,500     5,140     3,496
  Selling and marketing.....................................   21,546    13,712     9,709
  General and administrative................................   10,115     7,529     5,817
  Purchased research and development........................    1,080       475        --
  Phantom stock plan termination............................       --        --     1,617
                                                              -------   -------   -------
       Total operating expenses.............................   41,241    26,856    20,639
                                                              -------   -------   -------
       Operating income.....................................   27,022    19,421     8,874
Other income (expense):
  Interest income...........................................    1,733     1,709       483
  Interest expense..........................................      (45)      (51)     (655)
  Other, net................................................      379       (43)       91
                                                              -------   -------   -------
Income before taxes.........................................   29,089    21,036     8,793
Income tax provision (benefit)..............................   11,943     8,844      (673)
                                                              -------   -------   -------
Net income..................................................  $17,146   $12,192   $ 9,466
                                                              =======   =======   =======
Earnings per share:
  Basic.....................................................  $  0.50   $  0.36   $  0.33
  Diluted...................................................     0.50      0.36      0.32

The accompanying notes to the financial statements are an integral part of these statements.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                                              ACCUMULATED
                                                 COMMON STOCK(1)     ADDITIONAL                  OTHER
                                                ------------------    PAID IN     RETAINED   COMPREHENSIVE    TOTAL
                                                SHARES      AMOUNT    CAPITAL     EARNINGS      INCOME        EQUITY
                                                ------      ------   ----------   --------   -------------    ------
                                                                           (IN THOUSANDS)
Balance, December 31, 1996....................      --       $ --     $    --     $    --        $ --        $  3,774
  Net income..................................      --         --          --       9,466          --           9,466
  Recapitalization............................  27,302        273      (6,819)     10,320          --              --
  Distributions to shareholders...............      --         --          --     (18,109)         --         (18,109)
  Public offering.............................   6,440         64      46,908          --          --          46,972
  Inception of Generation21(2)................     166          2         198          --          --             200
  Settlement of IPS purchase..................      63          1         499          --          --             500
                                                ------       ----     -------     -------        ----        --------
Balance, December 31, 1997....................  33,971        340      40,786       1,677          --          42,803
  Net income..................................      --         --          --      12,192          --          12,192
  Foreign currency translation................      --         --          --          --         (22)            (22)
                                                                                                             --------
    Comprehensive income......................      --         --          --          --          --          12,170
  Distribution to shareholders................      --         --        (302)         --          --            (302)
  Tax benefit on stock options................      --         --         133          --          --             133
  Exercise of stock options...................      31         --         246          --          --             246
  Stock option grants.........................      --         --           9          --          --               9
                                                ------       ----     -------     -------        ----        --------
Balance, December 31, 1998....................  34,002        340      40,872      13,869         (22)         55,059
  Net income..................................      --         --          --      17,146          --          17,146
  Foreign currency translation................      --         --          --          --           3               3
  Unrealized loss on securities...............      --         --          --          --         (24)            (24)
                                                                                                             --------
    Comprehensive income......................      --         --          --          --          --          17,125
  Shares issued to acquire business(2)........      59          1       1,012          --          --           1,013
  Employee stock purchase plan................      19         --         222          --          --             222
  Tax benefit on stock options................      --         --         581          --          --             581
  Exercise of stock options...................     103          1         922          --          --             923
  Stock option grants.........................      --         --          12          --          --              12
                                                ------       ----     -------     -------        ----        --------
Balance, December 31, 1999....................  34,183       $342     $43,621     $31,015        $(43)       $ 74,935
                                                ======       ====     =======     =======        ====        ========

-------------------------
(1) Common Stock, $0.01 par value, 150,000,000 shares authorized.

(2) See Note 3 of Notes to Financial Statements.

The accompanying notes to the financial statements are an integral part of these statements.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999        1998        1997
                                                                 ----        ----        ----
                                                                        (IN THOUSANDS)
Reconciliation of net income to net cash provided by
  operating activities:
  Net income................................................    $17,146    $ 12,192    $  9,466
  Noncash (income) expenses included in net income --
     Depreciation and amortization..........................      3,245       2,129       1,502
     Purchased research and development.....................      1,080         475          --
     Deferred income taxes..................................       (967)       (397)     (1,890)
  Change in assets and liabilities --
     Accounts receivable....................................     (2,733)     (5,424)       (859)
     Inventory..............................................       (909)       (421)        198
     Prepaid expenses.......................................       (856)         69        (495)
     Accounts payable and other current liabilities.........     (1,389)      4,283       2,072
     Retainage and amounts due under construction
       contract.............................................         --         (17)     (1,135)
     Deferred revenue.......................................      1,496         688       1,601
  Other.....................................................        (63)        (21)          1
                                                                -------    --------    --------
       Net cash provided by operating activities............     16,050      13,556      10,461
                                                                -------    --------    --------
Cash flows from investing activities:
  Purchase of property, plant & equipment...................     (7,267)     (8,494)     (1,806)
  (Purchase) sale of investment securities, net.............        856     (12,004)     (6,865)
  Capitalized software development costs....................       (432)       (194)       (104)
  Acquisitions..............................................     (1,600)       (634)       (265)
                                                                -------    --------    --------
       Net cash used in investing activities................     (8,443)    (21,326)     (9,040)
                                                                -------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of stock...........................        222          --      47,172
  Proceeds from exercise of stock options...................        923         246          --
  Equity contribution from minority partner.................         --         300          --
  Payments on debt..........................................         --          --     (10,450)
  Distributions to shareholders.............................         --        (857)    (17,554)
                                                                -------    --------    --------
       Net cash provided by (used in) financing
          activities........................................      1,145        (311)     19,168
                                                                -------    --------    --------
Net increase (decrease) in cash.............................      8,752      (8,081)     20,589
Cash and cash equivalents, beginning of period..............     14,264      22,345       1,756
                                                                -------    --------    --------
Cash and cash equivalents, end of period....................    $23,016    $ 14,264    $ 22,345
                                                                =======    ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

(1) CONSOLIDATION

     The consolidated financial statements include the financial results of Advantage Learning Systems, Inc. ("ALS") and its consolidated subsidiaries, (collectively the "Company"). The Company's significant subsidiaries include the Institute for Academic Excellence, Inc. ("Institute") and IPS Publishing, Inc. ("IPS"). The Company also owns 70% of Athena Holdings LLC which was formed for the purpose of constructing a facility in Madison, Wisconsin. All significant intercompany transactions have been eliminated in the consolidated financial statements.

(2) NATURE OF OPERATIONS

     ALS is a provider of learning information systems to K-12 schools in the United States and Canada. ALS's flagship product is the Accelerated Reader, a learning information system for motivating and monitoring increased literature-based reading practice. The Company's software products also include STAR Reading, a computer-adaptive reading test and database; Accelerated Math and STAR Math, software products that apply to math the principles that have made the reading software effective in improving academic performance; and Perfect Copy writing skills software.

     The Institute develops and conducts Renaissance training programs, which provide educators with professional development training to most effectively use ALS products and the learning information they generate. The firm provides teacher training through its Reading Renaissance, Math Renaissance, and Effective Teaching seminars.

     IPS provides customized test-generation software to educational publishers for assessment and skills practice in math, science, and other subjects. Additionally, IPS develops content for math products distributed by the Company.

     Through other subsidiaries, the Company sells enterprise software for training and knowledge management to corporate customers and develops Web software for various applications. The Company also has subsidiaries in Canada, India, Australia, and the United Kingdom.

(3) ACQUISITIONS

     Effective December 29, 1999, the Company acquired computerActive, Inc. ("computerActive"), an Ottawa, Canada-based software development firm specializing in Web-based applications. The transaction was accounted for using the purchase method of accounting, with a total purchase price of $1.3 million, representing $680,000 of cash, $346,000 of the Company's common stock and the assumption of certain liabilities. The purchase price is subject to post-closing adjustment. The operating results of computerActive are included in the consolidated financial statements of the Company since the date of acquisition. The allocated purchase price includes valuation of certain acquired in-process research and development costs which resulted in a pre-tax charge of $900,000 in the fourth quarter of 1999.

     Effective July 1, 1999, the Company acquired Generation21 Learning Systems, LLC ("Generation21"), a training and knowledge management enterprise software firm in Golden, Colorado. The transaction was accounted for as a pooling-of-interests. Accordingly, the Company's financial information for all periods presented has been restated to include the results of Generation21 since its inception in July 1997. The Company issued 166,443 shares of common stock with a market value of $4.0 million to effect the transaction. Third quarter 1999 results include a non-recurring pre-tax charge of $365,000 for transaction costs associated with the acquisition.

     Effective June 9, 1999, the Company acquired the assets of Humanities Software, Incorporated ("Humanities"), an Oregon-based firm specializing in writing software. The transaction was accounted for using the purchase method of accounting with a total purchase price of $1.7 million, representing $920,000 of cash, $666,000 of the Company's common stock and the assumption of certain liabilities. The operating results

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES of Humanities are included in the consolidated financial statements of the Company since the date of acquisition. The allocated purchase price includes valuation of certain acquired in-process research and development costs which resulted in a pre-tax charge of $180,000 in the second quarter of 1999.

     Effective June 30, 1998, the Company acquired 100% of the stock of Logicus Incorporated ("Logicus"), an Ontario, Canada-based firm specializing in writing skills development software. The transaction was accounted for using the purchase method of accounting, and the results of operations of Logicus have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price included the acquisition of certain in-process research and development which resulted in a pre-tax charge of $475,000 in the second quarter of 1998.

     Pro forma data is not provided relating to the above acquisitions because it would not differ significantly from historical results.

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

(b) Revenue recognition

     In 1997, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 97-2 ("SOP 97-2") "Software Revenue Recognition". This SOP was issued to provide guidance on applying generally accepted accounting principles to software transactions and to narrow the range of revenue recognition practices that were in use before its issuance. SOP 97-2 is generally effective for transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 had no material impact on the Company's results of operations.

     Revenue from product sales is recognized when the products are shipped, net of estimated allowances for product returns and exchanges. Allowances for bad debts and post-contract support obligations, primarily telephone support provided by ALS, are also accrued for at the time of the sale.

     Revenue from IPS's custom products is recognized on the percentage of completion method. IPS defers revenue for advance payments from customers that are in excess of revenues earned. Included in receivables at December 31, 1999 and 1998 is $370,000 and $198,000, respectively, of amounts earned on contracts which are not yet billable.

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

     Service revenues include software support provided as part of the software product sale and separately sold maintenance fees whereby ALS provides ongoing customer support and product upgrades. Such separately sold contracts are reflected as deferred revenue and are amortized ratably over the term of the maintenance period which begins after the expiration of any support included with the purchase of the

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES software. Revenue from support agreements included with the purchase of software is included in service revenue at the time the software is shipped.

(c) Cash and cash equivalents

     The Company considers cash amounts on deposit at banks and highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Debt instruments are carried at cost plus accrued interest, which approximates market value. Cash and cash equivalents consisted of the following at December 31:

                                                                1999       1998
                                                                ----       ----
                                                                 (IN THOUSANDS)
Cash and time deposits.....................................    $ 7,009    $ 4,798
Municipal obligations......................................     12,012      2,025
Commercial paper...........................................      2,990      7,441
Corporate notes............................................      1,005         --
                                                               -------    -------
                                                               $23,016    $14,264
                                                               =======    =======

(d) Supplemental disclosure of cash flow information

                                                          1999       1998      1997
                                                          ----       ----      ----
                                                               (IN THOUSANDS)
Cash paid for:
  Interest...........................................    $    84    $   20    $  697
  Income taxes.......................................     14,757     6,606     1,564

(e) Investment securities

     Investment securities have an original maturity of more than three months and a remaining maturity of less than eighteen months. As of December 31, 1999 and 1998, investment securities consisted entirely of commercial paper and corporate notes. These securities are considered to be available for sale in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these investments are stated at fair value plus accrued interest, with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income in the Company's consolidated statements of equity.

(f) Inventories

     Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Inventories primarily consist of purchased materials which include optical-mark card scanners, manuals and motivational items.

(g) Catalog and advertising costs

     Costs related to direct response advertising, primarily catalogs, are capitalized and amortized over their expected period of future benefits, generally three to six months. At December 31, 1999 and 1998, capitalized catalog costs of approximately $404,000 and $113,000, respectively, are included in prepaid expenses. All other advertising costs are expensed the first time the advertising takes place. Advertising expenses for 1999, 1998 and 1997 were approximately $9,206,000, $6,232,000 and $4,403,000, respectively.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

(h) Property, plant and equipment

     Property, plant and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using principally the straight-line method for financial reporting purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the plant and equipment accounts. Depreciation expense was approximately $2,468,000, $1,423,000 and $987,000 for 1999, 1998 and 1997, respectively.

     The estimated useful lives for property, plant and equipment are as follows: buildings-25 to 40 years; furniture, fixtures and office equipment-5 to 8 years; computer and production equipment-3 to 5 years; vehicles-5 years; and leasehold improvements-the lease term.

     Net property, plant and equipment consisted of the following at December
31:

                                                                1999       1998
                                                                ----       ----
                                                                 (IN THOUSANDS)
Land and improvements......................................    $ 3,361    $ 1,429
Buildings..................................................     15,330     14,469
Furniture, fixtures and office equipment...................      4,245      2,339
Computer and production equipment..........................      5,957      3,696
Vehicles...................................................        165         77
Leasehold improvements.....................................         69          5
Construction in progress...................................        382         10
                                                               -------    -------
  Total property, plant and equipment......................     29,509     22,025
Less - accumulated depreciation............................      5,253      2,815
                                                               -------    -------
Property, plant and equipment, net.........................    $24,256    $19,210
                                                               =======    =======

(i) Software development costs

     The Company capitalizes certain software development costs incurred after technological feasibility is achieved. Capitalized costs are reported at the lower of unamortized cost or net realizable value. Capitalized software development costs are amortized on a product-by-product basis based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the products which is generally estimated to be 24 months. Amortization begins when the products are available for general release to customers. All other research and development expenditures are charged to product development expense in the period incurred. Amounts capitalized were approximately $432,000, $194,000 and $104,000 in 1999, 1998 and 1997, respectively. Amortization expense of approximately $194,000, $183,000 and $252,000 for 1999, 1998 and 1997,
respectively, is included in cost of sales-products in the consolidated statements of income. At December 31, 1999 and 1998, accumulated amortization of capitalized software development costs was $958,000 and $765,000, respectively.

(j) Sales and concentration of credit risks

     For the years ended December 31, 1999, 1998 and 1997, one customer (a book distributor) contributed 11.5%, 13.9% and 14.3% of total revenues, respectively. No other customer represented more than 10% of total revenues. On December 31, 1999 and 1998, this customer had a receivable balance of 6.2% and 11.6% of total trade receivables, respectively.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

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

(l) Earnings per common share

     Basic earnings per common share ("Basic EPS") has been computed based on the weighted average number of common shares outstanding. Diluted earnings per common share ("Diluted EPS") has been computed based on the weighted average number of common shares outstanding, increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. All share and per share data has been adjusted to reflect a 2-for-1 stock split in the form of a stock dividend effective February 26, 1999 (see Note 13).

     The weighted average shares outstanding for 1999, 1998 and 1997 are as follows:

                                                            1999             1998             1997
                                                            ----             ----             ----
Basic weighted average shares outstanding............    34,074,617       33,978,505       29,120,909
Dilutive effect of stock options.....................       302,456          163,998           93,210
                                                         ----------       ----------       ----------
Diluted weighted average shares outstanding..........    34,377,073       34,142,503       29,214,119
                                                         ==========       ==========       ==========

(m) Comprehensive income

     The Company's comprehensive income includes foreign currency translation adjustments and unrealized net loss on available-for-sale securities, which are included in accumulated other comprehensive income in the Company's consolidated statements of equity.

(n) Reclassifications

     Certain previously reported amounts have been reclassified to conform with the 1999 presentation.

(5) INTANGIBLE ASSETS

     Intangible assets, including goodwill, are amortized on the straight-line basis over their estimated useful lives. Intangibles acquired in connection with acquisitions include assembled workforce of $130,000 and goodwill of $741,000 in 1999, and software code of $970,000 and $344,000 in 1999 and 1998, respectively.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

     Intangible assets consisted of the following at December 31:

                                                        1999      1998     USEFUL LIFE
                                                        ----      ----     -----------
                                                        (IN THOUSANDS)
Algorithms and software code.......................    $1,824    $  854     2-5 years
Tradename..........................................       210       210      10 years
Assembled workforce................................       220        90       7 years
Goodwill...........................................     1,894     1,153       7 years
                                                       ------    ------
Total intangibles..................................     4,148     2,307
Less -- accumulated amortization...................     1,446       862
                                                       ------    ------
Net intangibles....................................    $2,702    $1,445
                                                       ======    ======

     Management periodically reviews the carrying value of its intangible assets, including goodwill, for potential impairment. To date, no impairment of these assets exists.

(6) INCOME TAXES

     The provision (benefit) for income taxes consisted of:

                                                        1999       1998      1997
                                                        ----       ----      ----
                                                             (IN THOUSANDS)
Current tax provision:
  U.S. federal.....................................    $10,317    $7,428    $1,026
  State and local..................................      2,593     1,813       191
                                                       -------    ------    ------
Total current tax provision........................     12,910     9,241     1,217
                                                       -------    ------    ------
Deferred tax (benefit):
  U.S. federal.....................................       (943)     (329)   (1,618)
  State and local..................................        (24)      (68)     (272)
                                                       -------    ------    ------
Total deferred tax (benefit).......................       (967)     (397)   (1,890)
                                                       -------    ------    ------
Provision (benefit) for income taxes...............    $11,943    $8,844    $ (673)
                                                       =======    ======    ======

     Effective rate reconciliation:

                                                        1999       1998      1997
                                                        ----       ----      ----
                                                             (IN THOUSANDS)
U.S. statutory rate................................        35%       35%       35%
                                                       -------    ------    ------
Income tax provision at statutory tax rate.........    $10,181    $7,363    $3,078
State and local taxes, net of federal tax
  benefit..........................................      1,669     1,134       175
Deferred taxes written off in connection with IPS S
  corporation election.............................         --        --     1,602
S-corporation income not subject to tax............         --        --    (2,060)
Deferred tax reinstatement related to termination
  of S corporation elections.......................         --        --    (3,549)
Other..............................................         93       347        81
                                                       -------    ------    ------
Provision (benefit) for income taxes...............    $11,943    $8,844    $ (673)
                                                       =======    ======    ======

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

     Deferred tax assets (liabilities) consisted of the following at December
31:

                                                                 1999      1998
                                                                 ----      ----
                                                                 (IN THOUSANDS)
Current deferred tax assets:
  Deferred revenue..........................................    $1,321    $1,334
  Expenses not currently deductible.........................     1,238       908
                                                                ------    ------
Net current deferred tax assets.............................     2,559     2,242
                                                                ------    ------
Noncurrent deferred tax assets (liabilities):
  Deferred revenue..........................................       470       458
  Operating losses..........................................       201       155
  Depreciation and amortization.............................       (39)      (43)
  Intangibles...............................................     1,569     1,221
  Other.....................................................        96      (144)
                                                                ------    ------
Net noncurrent deferred tax assets..........................     2,297     1,647
                                                                ------    ------
Total deferred tax assets...................................    $4,856    $3,889
                                                                ======    ======

     No valuation allowance has been recorded as the net deferred tax asset related to the operating losses is assumed to be realizable through the future profitable operations of subsidiaries. The tax operating loss carryforwards expire between 2011 and 2015.

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

     On September 29, 1997, the Company became subject to federal and state income taxes as a C corporation and, therefore, is now required to account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes". In connection with this change in the Company's tax status, SFAS 109 required the Company to record deferred taxes on the balance sheet for all book to tax basis differences existing on the date of change to C corporation status. The financial statement effect of recording the basis differences resulted in recognition of a deferred tax asset and corresponding tax benefit of $3.5 million in 1997.

(7) LINE OF CREDIT

     The Company has a $10.0 million unsecured revolving line of credit with a bank which is available until March 31, 2000, and which is expected to be extended for an additional year. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. As of December 31, 1999, the line of credit had not been used.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

(8) LEASE COMMITMENTS

     The Company is party to various operating leases for equipment and for office facilities at some of its subsidiaries. Rent expense for 1999, 1998 and 1997 was approximately $468,000, $439,000 and $222,000, respectively.

     Future approximate minimum rental payments (including estimated operating costs) required under the operating leases as of December 31, 1999 are as follows:

                                                              (IN THOUSANDS)
2000........................................................       $684
2001........................................................        633
2002........................................................        439
2003........................................................        154
2004........................................................          2

(9) DEFINED CONTRIBUTION BENEFIT PLAN

     The Company has a defined contribution 401(k) benefit plan covering all of its full-time employees meeting certain service requirements. The plan provides for matching employer contributions based on 66% of employees' elective contributions up to 6% of compensation. The plan allows employee contributions of up to 15% of compensation. Discretionary employer contributions may also be made to the plan. There were no discretionary contributions made in 1999, 1998 or 1997. Expense under the plan totaled approximately $564,000 in 1999, $370,000 in 1998 and $297,000 in 1997.

(10) PHANTOM STOCK PLAN

     As an incentive for certain key employees, ALS had a phantom stock plan. A total of 585 phantom shares were issued prior to termination of the plan. Under the terms of the plan, the completion of the Company's initial public offering in 1997 (the "Offering") triggered a payout and termination of the plan. Under the plan, each phantom share was paid an amount equal to .001% of the market capitalization immediately after completion of the Offering. This resulted in phantom stock plan termination expense of approximately $1.6 million in 1997.

(11) STOCK OPTION PLAN

     The Company has established the 1997 Stock Incentive Plan for its officers, key employees, non-employee directors and consultants. A combined maximum of 3,000,000 options, SARs and share awards may be granted under the plan. Of this amount, not more than 1,500,000 shares may be subject to incentive stock options. The exercise price of the stock options is the market value of the common stock at the date of grant. Generally, the options vest and become exercisable ratably over a four-year period, commencing one year after the grant date. The options expire 10 years from the grant date.

     Had compensation cost been determined for the Company's stock option portion of the plan based on the fair value at the grant dates for awards consistent with the alternative method set forth under SFAS 123, the

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                       1999       1998       1997
                                                       ----       ----       ----
                                                          (IN THOUSANDS EXCEPT
                                                           PER SHARE AMOUNTS)
Net income:
  As reported.....................................    $17,146    $12,192    $9,466
  Pro forma.......................................     14,558     11,237     9,208
Diluted net income per common share:
  As reported.....................................    $  0.50    $  0.36    $ 0.32
  Pro forma.......................................       0.42       0.33      0.32
The weighted average fair value of options granted
  under the Plan during the year is:..............    $ 16.94    $ 10.91    $ 5.60

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: dividend yield of 0%, expected volatility of 76.73%, 58.94% and 48.14%, risk-free interest rates of 6.23%, 5.14% and 6.31%, and expected lives of 10 years for the options.

     As of December 31, 1999, no SARs or share awards have been granted under the plan. A summary of stock option activity under the plan for 1999, 1998 and 1997 is as follows:

                                                 1999                    1998                   1997
                                         ---------------------    -------------------    -------------------
                                                      WEIGHTED               WEIGHTED               WEIGHTED
                                                      AVERAGE                AVERAGE                AVERAGE
                                                      EXERCISE               EXERCISE               EXERCISE
                                          SHARES       PRICE      SHARES      PRICE      SHARES      PRICE
                                          ------      --------    ------     --------    ------     --------
Outstanding at beginning of year.....      779,476     $11.66     479,910     $ 8.22          --     $  --
Granted..............................      642,488      20.77     422,952      14.88     490,536      8.21
Exercised............................     (102,902)      8.95     (30,814)      8.00          --        --
Cancelled............................      (47,794)     18.19     (92,572)      9.70     (10,626)     8.00
                                         ---------     ------     -------     ------     -------     -----
Outstanding at end of year...........    1,271,268      16.24     779,476      11.66     479,910      8.22
                                         =========     ======     =======     ======     =======     =====
Options exercisable at end of year...      252,157      11.05      95,135       8.24          --        --
                                         =========     ======     =======     ======     =======     =====

(12) EMPLOYEE STOCK PURCHASE PLAN

     Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan which allows employees to purchase shares of common stock through payroll deductions, up to 10% of eligible compensation. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. A total of 500,000 shares are available for purchase under the plan. The Company has elected to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", in accounting for its stock-based plans. Accordingly, the Company will not recognize compensation expense for employee stock purchases. The Company issued approximately 51,500 and 18,800 shares of common stock in January 2000 and January 1999 with respect to the plan, at a per share price, representing 85% of the fair market value as described above, of $9.51 and $11.85, respectively.

(13) SHAREHOLDERS' EQUITY

     On January 3, 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. No time limit was placed on the duration of the repurchase program.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes.

     On April 14, 1999, the Company's shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized common stock of the Company from 50,000,000 shares to 150,000,000 shares with a $.01 par value per share. The Company's Amended and Restated Articles of Incorporation also includes authorization to issue up to 5,000,000 shares of preferred stock with a $.01 par value per share. No preferred stock has been issued.

     On January 18, 1999, the Board of Directors of the Company authorized a 2-for-1 split of common stock in the form of a stock dividend payable on February 26, 1999 to shareholders of record on February 11, 1999. Accordingly, all share and per share data presented herein have been restated to reflect this split.

     In 1997, a 133.31-for-1 stock split was effected in the form of two common stock dividends which took place on March 28 and August 21, 1997. Also, in 1997, 640,266 shares of common stock were issued in exchange for all of the outstanding shares of the Institute and IPS. Accordingly, shares issued and outstanding on the face of the balance sheet and all historical weighted average share and per share amounts have been restated to reflect the stock split and the common stock issued in exchange for the shares of the Institute and IPS.

     The Company issued a total of 6,440,000 common shares during 1997 in a public offering (see Note 14). As of December 31, 1999, 3,500,000 common shares were reserved for issuance under employee benefit plans (see Notes 11 and 12).

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

     From September 1997 through December 31, 1999, the proceeds from the Offering were used as follows:

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

     - Approximately $7.4 million was used to invest in Athena Holdings LLC, a limited liability company formed for the purpose of constructing the Company's facility in Madison, Wisconsin.

     - Approximately $2.4 million was used for pilot operations in various markets and miscellaneous acquisitions.

     - Approximately $2.7 million was used for capital expenditures for expansion of operations.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

(15) SEGMENT REPORTING

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

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES

     Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                SOFTWARE    TRAINING     TOTAL
                                                                --------    --------     -----
                                                                        (IN THOUSANDS)
1999
  Revenues..................................................    $72,169     $11,419     $83,588
  Operating income(1).......................................     29,966      (1,864)     28,102
  Total assets..............................................     75,665      12,754      88,419
  Capital expenditures......................................      5,528       1,739       7,267
  Depreciation and amortization.............................      2,548         697       3,245
1998
  Revenues..................................................    $47,243     $ 7,905     $55,148
  Operating income(1).......................................     20,170        (274)     19,896
  Total assets..............................................     56,764      11,516      68,280
  Capital expenditures......................................      1,098       7,396       8,494
  Depreciation and amortization.............................      1,917         212       2,129
1997
  Revenues..................................................    $30,388     $ 5,926     $36,314
  Operating income(1).......................................     10,386         105      10,491
  Total assets..............................................     49,504       1,673      51,177
  Capital expenditures......................................      1,404         402       1,806
  Depreciation and amortization.............................      1,386         116       1,502

-------------------------
(1) Operating income Total differs from Operating income in the Consolidated Statements of Income due to nonrecurring items not included above:
    $1,080,000 and $475,000 purchased research and development in 1999 and 1998, respectively, and $1.6 million phantom stock plan termination in 1997.

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

(16) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth unaudited consolidated income statement data for each quarter of the Company's last two fiscal years. The unaudited quarterly financial information has been prepared on the same basis as the annual information presented in the financial statements and, in management's opinion, reflects all

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information provided. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                  QUARTER ENDED
                                                                  -------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1999:
  Net sales.................................    $18,589     $20,551      $22,989         $21,459
  Gross profit..............................     15,281      17,153       18,747          17,082
  Operating income..........................      6,687       7,264        8,899           4,172
  Income tax provision......................      3,001       3,343        3,674           1,925
  Net income................................      4,256       4,588        5,436           2,866
  Basic earnings per share..................       0.13        0.13         0.16            0.08
  Diluted earnings per share................       0.12        0.13         0.16            0.08
  Common stock price per share:
     High...................................     41.500      31.625       33.000          29.438
     Low....................................     28.531      16.875       16.563          10.500
1998:
  Net sales.................................    $10,735     $11,864      $15,104         $17,445
  Gross profit..............................      8,861       9,923       12,803          14,690
  Operating income..........................      2,680       3,329        6,034           7,378
  Income tax provision......................      1,347       1,552        2,676           3,269
  Net income................................      1,830       2,250        3,806           4,306
  Basic and diluted earnings per share......       0.05        0.07         0.11            0.13
  Common stock price per share:
     High...................................     17.188      19.375       20.250          33.188
     Low....................................     10.719      12.375       12.000          16.375

-------------------------
     1. In connection with the acquisition of computerActive, $900,000 of the purchase price was allocated to purchased research and development which was expensed in December 1999 (see Note 3).

     2. In connection with the acquisition of Humanities, $180,000 of the purchase price was allocated to purchased research and development which was expensed in June 1999 (see Note 3).

     3. In July 1999, in connection with the acquisition of Generation21, the Company incurred acquisition charges of $365,000 before tax. The acquisition was accounted for as a pooling-of-interests and accordingly, results for 1998 and the first two quarters of 1999 have been restated to include the results of Generation21 (see Note 3).

     4. Per share data have been restated to reflect a 2-for-1 stock split in the form of a dividend effective February 26, 1999 (see Note 13).

     5. In connection with the acquisition of Logicus, $475,000 of the purchase price was allocated to purchased research and development which was expensed in June 1998 (see Note 3).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers. Reference is made to "Executive Officers of the Registrant" in Part I hereof.

     (b) Directors. The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2000 under the caption "Election of Directors," which information is incorporated by reference herein.

     (c) Section 16 Compliance. The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2000 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2000 under the captions "Executive Compensation," "Non-Employee Director Compensation," "Compensation Committee Report," and "Performance Graph," which information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2000 under the caption "Security Ownership of Management and Certain Beneficial Owners," which information is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS.

        Report of Independent Public Accountants

        Consolidated Balance Sheets as of December 31, 1999 and 1998

        Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

        Consolidated Statements of Equity for the years ended December 31, 1999, 1998 and 1997

        Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

        Notes to Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES.

     See the Exhibit Index, which is incorporated by reference herein.

(A)(3) EXHIBITS.

     See (c) below.

(B) REPORTS ON FORM 8-K.

     A report on Form 8-K dated December 14, 1999 was filed under Items 5 and 7 (no financial statements were filed). The report contains a press release relating to earnings.

     A report on Form 8-K dated December 30, 1999 was filed under Items 5 and 7 (no financial statements were filed). The report contains two press releases, one relating to the Company's computerActive, Inc. acquisition and the other relating to the Company's stock repurchase plan.

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

                                          Date: March 1, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                          NAME                                           TITLE                 DATE
                          ----                                           -----                 ----
                  /s/ MICHAEL H. BAUM                          Chief Executive Officer
--------------------------------------------------------       and a Director (Principal
                    Michael H. Baum                            Executive Officer)          March 1, 2000

                 /s/ STEVEN A. SCHMIDT                         Secretary, Vice President
--------------------------------------------------------       and Chief Financial
                   Steven A. Schmidt                           Officer (Principal          March 1, 2000
                                                               Financial and Accounting
                                                               Officer)

   Directors: Judith A. Paul, Terrance D. Paul, John R. Hickey, Timothy P. Welch, Perry S. Akins and
                                           John H. Grunewald

By:                  /s/ MICHAEL H. BAUM                                                   March 1, 2000
       -----------------------------------------------
                       Michael H. Baum
                      Attorney-In-Fact*

-------------------------
*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                               EXHIBIT
    -------                              -------
      3.1      Amended and Restated Articles of Incorporation of Advantage
               Learning Systems, Inc., as amended.(7)
      3.2      Amended and Restated By-laws of Advantage Learning Systems,
               Inc.(1)
      4.1      Form of Stock Certificate.(2)
     10.1      Asset Purchase Agreement dated as of August 1, 1996 by and among IPS Acquisition, Inc., IPS Publishing, Inc. and
               Timothy P. Welch, individually and as sole Trustee of the
               Timothy P. Welch Revocable Trust.(1)
     10.2      Supplement to Asset Purchase Agreement dated as of February
               25, 1997, by and among IPS Publishing, Inc. (f/k/a IPS
               Acquisition, Inc.), Welch Publishing, Inc. (f/k/a IPS
               Publishing, Inc.) and Timothy P. Welch, individually and as sole Trustee of the Timothy P. Welch Revocable Trust.(1)
     10.3      Employment Agreement between IPS Publishing, Inc. (f/k/a IPS
               Acquisition, Inc.) and Timothy P. Welch dated as of August
               1, 1996.(1)*
     10.4      1997 Stock Incentive Plan (as amended and restated).(3)*
     10.5      Advantage Learning Systems, Inc. Phantom Stock Plan.(1)*
     10.6      Institute for Academic Excellence, Inc. Phantom Stock
               Plan.(1)*
     10.7      Accelerated Reader Resale Agreement dated May 1, 1994,
               between Advantage Learning Systems, Inc. and Perma-Bound, a division of Hertzberg-New Method, Inc.(1)
     10.8      Promissory Note dated August 1, 1996 in the principal amount of $2,350,000 from IPS Publishing, Inc. to Judith A.
               Paul.(1)
     10.9      Promissory Note dated August 1, 1996 in the principal amount of $2,350,000 from IPS Publishing, Inc. to Terrance D.
               Paul.(1)
     10.10     Credit Agreement dated as of December 31, 1997, by and
               between Norwest Bank Wisconsin, National Association and
               Advantage Learning Systems, Inc.(4)
     10.11     Tax Indemnification Agreement between Terrance Paul, Judith
               Paul, Mark J. Bradley, as Trustee of the Terrance and Judith
               Paul Descendants' Trust, and Advantage Learning Systems,
               Inc.(2)
     10.12     Tax Indemnification Agreement between Terrance Paul, Judith
               Paul, Mark J. Bradley, as Trustee of the Terrance and Judith
               Paul Descendants' Trust, and the Institute for Academic
               Excellence, Inc.(2)
     10.13     Advantage Learning Systems, Inc. Employee Stock Purchase
               Plan.(5)*
     10.14     Office Lease dated as of December 17, 1998 by and between
               Athena Holdings LLC and Institute for Academic Excellence,
               Inc.(6)
     10.15     Real Estate Mortgage dated December 17, 1998 between Athena
               Holdings LLC and Advantage Learning Systems, Inc.(6)
     10.16     Expense Allocation Agreement dated October 19, 1999 between
               Advantage Learning Systems, Inc., Judith A. Paul and
               Terrance D. Paul.
     21.1      Subsidiaries of Advantage Learning Systems, Inc.
     23.1      Consent of Arthur Andersen LLP.
     24.1      Directors' Powers of Attorney.
     27.1      Financial Data Schedule.
     99.1      Schedule II -- Valuation and Qualifying Accounts.

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

(6) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1998 (SEC File No. 0-22187).

(7) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 0-22187).

 *  Management contracts or compensatory plans or arrangements.