Form 10-Q
period 2000-03-31
ADVANTAGE LEARNING SYSTEMS INC
filed 2000-05-12
CIK 1030484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED MARCH 31, 2000.


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

                                Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         OUTSTANDING AT
           CLASS                                           MAY 1, 2000
           -----                                         --------------
 Common Stock, $0.01 par value                              34,214,773

                        ADVANTAGE LEARNING SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000




PART I  - FINANCIAL INFORMATION
                                                                                                         Page
                                                                                                        Number
                                                                                                        ------
ITEM 1.   FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheets at March 31, 2000
                  and December 31, 1999..................................................................1

         Unaudited Consolidated Statements of Income for the Three
                  Months Ended March 31, 2000 and 1999...................................................2

         Unaudited Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2000 and 1999...................................................3

         Notes to Unaudited Consolidated Financial Statements............................................4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS............................................................6

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK....................................................................................8


PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES  AND USE OF PROCEEDS.....................................................9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................................................10





                                    -Index-

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                        ADVANTAGE LEARNING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                                      MARCH 31,             DECEMBER 31,
                                                                        2000                   1999
                                                                  -----------------    -------------------
                                                                              (In thousands)
                             ASSETS
                             ------
Current assets:
    Cash and cash equivalents                                     $         23,103     $           23,016
    Investment securities                                                   23,113                 18,012
    Accounts receivable, less allowance of
        $1,203,000 in 2000 and $1,200,000 in 1999                            9,408                 11,796
    Inventories                                                              1,532                  1,707
    Prepaid expenses                                                         1,243                  1,287
    Prepaid income taxes                                                     1,440                    292
    Deferred tax asset                                                       2,534                  2,559
                                                                  -----------------    -------------------
Total current assets                                                        62,373                 58,669
    Property, plant and equipment, net                                      24,749                 24,256
    Deferred tax asset                                                       2,373                  2,297
    Intangibles, net                                                         2,505                  2,702
    Capitalized software, net                                                  401                    495
                                                                  -----------------    -------------------
Total assets                                                      $         92,401     $           88,419
                                                                  =================    ===================

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
    Accounts payable                                              $          3,582     $            2,521
    Deferred revenue                                                         3,374                  4,852
    Payroll and employee benefits                                            2,157                  1,981
    Other current liabilities                                                2,343                  2,392
                                                                  -----------------    -------------------
Total current liabilities                                                   11,456                 11,746
    Deferred revenue                                                         1,520                  1,485
                                                                  -----------------    -------------------
Total liabilities                                                           12,976                 13,231

Minority interest                                                              185                    253

Shareholders' equity                                                        79,240                 74,935
                                                                  -----------------    -------------------
Total liabilities and shareholders' equity                        $         92,401     $           88,419
                                                                  =================    ===================


See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                         FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                     2000                            1999
                                                                ----------------                ----------------
                                                                     (In thousands, except per share amounts)
Net sales:
    Products                                                    $        18,372                 $        15,144
    Services                                                              5,698                           3,445
                                                                ----------------                ----------------
        Total net sales                                                  24,070                          18,589
                                                                ----------------                ----------------
Cost of sales:
    Products                                                              2,517                           1,576
    Services                                                              3,049                           1,732
                                                                ----------------                ----------------
        Total cost of sales                                               5,566                           3,308
                                                                ----------------                ----------------
        Gross profit                                                     18,504                          15,281
Operating expenses:
    Product development                                                   3,170                           1,454
    Selling and marketing                                                 6,633                           4,884
    General and administrative                                            2,833                           2,256
                                                                ----------------                ----------------
        Total operating expenses                                         12,636                           8,594
                                                                ----------------                ----------------
        Operating income                                                  5,868                           6,687
Other income:
    Interest income                                                         575                             413
    Other, net                                                              146                             157
                                                                ----------------                ----------------
Income before taxes                                                       6,589                           7,257
Income taxes                                                              2,591                           3,001
                                                                ----------------                ----------------

Net income                                                      $         3,998                 $         4,256
                                                                ================                ================

Basic earnings per share                                        $          0.12                 $          0.13
Diluted earnings per share                                                 0.12                            0.12


See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                    2000               1999
                                                                             ------------------- -----------------
                                                                                          (In thousands)

Reconciliation of net income to net cash provided by operating activities:
    Net income                                                               $            3,998  $          4,256
    Noncash (income) expenses included in net income -
        Depreciation and amortization                                                     1,074               667
        Deferred income taxes                                                               (51)             (216)
    Change in assets and liabilities -
            Accounts receivable                                                           2,388            (1,255)
            Inventory                                                                       175                22
            Prepaid expenses                                                             (1,104)             (194)
            Accounts payable and other current liabilities                                1,190             1,288
            Deferred revenue                                                             (1,444)              224
       Other                                                                                 59               (41)
                                                                             ------------------- -----------------
       Net cash provided by operating activities                                          6,285             4,751
                                                                             ------------------- -----------------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                            (1,275)           (1,752)
    Purchase of short term investments, net                                              (5,101)            7,022
    Capitalized software development costs                                                    -               (20)
                                                                             ------------------- -----------------
        Net cash provided by (used in) investing activities                              (6,376)            5,250
                                                                             ------------------- -----------------
Cash flows from financing activities:
    Return of capital to minority interest                                                  (60)                -
    Proceeds from issuance of stock                                                         490               222
    Proceeds from exercise of stock options                                                   6               266
    Purchase of treasury stock                                                             (258)                -
                                                                             ------------------- -----------------
        Net cash provided by financing activities                                           178               488
                                                                             ------------------- -----------------
Net increase in cash                                                                         87            10,489
Cash and cash equivalents, beginning of period                                           23,016            14,264
                                                                             =================== =================
Cash and cash equivalents, end of period                                     $           23,103  $         24,753
                                                                             =================== =================


See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. CONSOLIDATION
         The consolidated financial statements include the financial results of Advantage Learning Systems, Inc. ("ALS") and its consolidated subsidiaries (collectively the "Company"). The Company's significant subsidiaries include the School Renaissance Institute, Inc., which changed its name from the Institute for Academic Excellence, Inc. in March 2000, and IPS Publishing, Inc. The Company also owns 70% of Athena Holdings LLC which was formed for the purpose of constructing a facility in Madison, Wisconsin. All significant intercompany transactions have been eliminated in the consolidated financial statements.


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

         The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


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

         On January 3, 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. As of March 31, 2000, the Company had repurchased 20,000 shares.

         The weighted average shares outstanding during the three months ended March 31, 2000 and 1999 are as follows:



                                                   Three Months Ended                  Three Months Ended
                                                      March 31, 2000                      March 31, 1999
                                                   ------------------                  ------------------
Basic Weighted Average Shares                           34,220,824                        34,033,527

Impact of Stock Options                                    118,672                           288,603

Diluted Weighted Average Shares                         34,339,496                        34,322,130

4.  SEGMENT REPORTING
         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: software and training.

         The software segment produces learning information systems software for the K-12 school market in the United States, Canada, the United Kingdom and Australia. The software assists educators in assessing and monitoring student development by increasing the quantity, quality and timeliness of student performance data in the areas of reading, math and writing. The software segment also includes training and knowledge management enterprise software, which is currently sold primarily to corporate customers. Revenue from the software segment includes product revenue from the sale of software and service revenue from the sale of software support agreements.

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

         The Company evaluates the performance of its operating segments based on operating income before nonrecurring items. Intersegment sales and transfers and revenue derived outside of the United States are not significant. Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                       Three Months Ended
                                            March 31,
                                     2000             1999
                                 --------------    -----------
                                          (In thousands)
Revenues:
Software                         $      19,463     $   16,514
Training                                 4,607          2,075
                                 --------------    -----------
Total revenues                   $      24,070     $   18,589
                                 ==============    ===========

Operating income:
Software                         $       6,039     $    7,391
Training                                  (171)          (704)
                                 --------------    -----------
Total operating income           $       5,868     $    6,687
                                 ==============    ===========

         The reported measures are consistent with those used in measuring amounts in the consolidated financial statements. Such measurements are generally along legal entity lines as aggregated. Effective January 1, 2000, the Company re-evaluated and changed certain cost allocations between the software and training segments. The result of the re-evaluation on previously reported segment disclosures is not material.

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

5.  COMPREHENSIVE INCOME
         Total comprehensive income was $4,066,000 and $4,260,000 in the first quarter of 2000 and 1999, respectively. The Company's comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

           The following table sets forth certain consolidated income statement data in dollars and as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:


                                                      THREE MONTHS ENDED MARCH 31,
                                                   2000                        1999                     CHANGE
                                         -------------------------   -------------------------   ----------------------
                                                                       (Dollars in thousands)
Net Sales:
    Products                                 $18,372        76.3%        $15,144        81.5%        $3,228      21.3%
    Services                                   5,698        23.7%          3,445        18.5%         2,253      65.4%
                                            ---------     ========     ----------  ===========   -----------
        Total net sales                       24,070       100.0%         18,589       100.0%         5,481      29.5%
                                            ---------     ========     ----------  ===========   -----------

Cost of sales:
    Products                                   2,517        13.7%          1,576        10.4%           941      59.7%
    Services                                   3,049        53.5%          1,732        50.3%         1,317      76.0%
                                         ------------                ------------                -----------
        Total cost of sales                    5,566        23.1%          3,308        17.8%         2,258      68.3%
                                         ------------                ------------                -----------

Gross profit:
    Products                                  15,855        86.3%         13,568        89.6%         2,287      16.9%
    Services                                   2,649        46.5%          1,713        49.7%           936      54.6%
                                         ------------                ------------                -----------
        Total gross profit                    18,504        76.9%         15,281        82.2%         3,223      21.1%
                                         ------------                ------------                -----------

Operating expenses:
    Product development                        3,170        13.2%          1,454         7.8%         1,716     118.0%
    Selling and marketing                      6,633        27.6%          4,884        26.3%         1,749      35.8%
    General and administrative                 2,833        11.8%          2,256        12.1%           577      25.6%
                                         ------------                ------------                -----------
        Total operating expenses              12,636        52.5%          8,594        46.2%         4,042      47.0%
                                         ------------                ------------                -----------

        Operating income                       5,868        24.4%          6,687        36.0%          (819)    -12.2%

Other income:
    Interest income                              575         2.3%            413         2.2%           162      39.2%
    Other, net                                   146         0.6%            157         0.8%           (11)     -7.0%
                                         ------------                ------------                -----------
        Total other income                       721         3.0%            570         3.1%           151      26.5%
                                         ------------                ------------                -----------

Income before taxes                            6,589        27.4%          7,257        39.0%          (668)     -9.2%

Income taxes                                   2,591        10.8%          3,001        16.1%          (410)    -13.7%
                                         ------------                ------------                -----------

Net income                                    $3,998        16.6%         $4,256        22.9%        $ (258)     -6.1%
                                         ============                ============                ===========

         Net Sales. The Company's net sales increased by $5.5 million, or 29.5%, to $24.1 million in the first quarter of 2000 from $18.6 million in the first quarter of 1999. Product sales increased by $3.2 million, or 21.3%, to $18.4 million in the first quarter of 2000 from $15.1 million in the first quarter of 1999. The increase in product sales is primarily attributable to (i) increased sales of optical-mark card scanners included with the sale of all Accelerated Math software and also sold separately, (ii) increased sales of Accelerated Reader title disks, with about 32,000 available book titles, to a larger base of Accelerated Reader schools, and (iii) continued strong sales of the Company's STAR Reading software. The first quarter 1999 product sales included the shipment of a significant backlog of new Accelerated Math orders, as that product was completed in late 1998. While title disk sales grew over 1999 levels, management believes the rate of growth continued to be negatively impacted by the effects of the fall 1999 shipment of its new version of Accelerated Reader. Management expects the future growth rate of title disk sales will depend, in part, on schools' completing installation of the new version of Accelerated Reader.

         Service revenue, which consists of revenue from sales of training sessions and software support agreements, increased by $2.3 million, or 65.4%, to $5.7 million in the first quarter of 2000 from $3.4 million in the first quarter of 1999. Approximately $2.0 million of this increase is attributable to the Company's first annual National School Renaissance Conference presented in February. Service revenue from software support was negatively impacted by a decline in software kit sales in the first quarter of 2000 compared to the first quarter of 1999 due to the shipment of a significant backlog of Accelerated Math orders in 1999.

         Cost of Sales. The cost of sales of products increased by $941,000, or 59.7%, to $2.5 million in the first quarter of 2000 from $1.6 million in the first quarter of 1999. As a percentage of product sales, the cost of sales of products increased to 13.7% in the first quarter of 2000 compared to 10.4% in the first quarter of 1999. The increase in cost of sales of products is primarily due to increased sales of optical-mark card scanners. A scanner is included with the sale of all Accelerated Math software and in many cases, additional scanners are sold. Although scanners are profitable, the gross profit margin on hardware is not as high as the gross profit margin on software. The cost of sales of services increased by $1.3 million, or 76.0%, to $3.0 million in the first quarter of 2000 from $1.7 million in the first quarter of 1999. As a percentage of sales of services, the cost of sales of services increased to 53.5% in the first quarter of 2000 compared to 50.3% in the first quarter of 1999. This increase is primarily the result of costs associated with (i) the Company's first annual National School Renaissance Conference presented in the first quarter of 2000 and (ii) increased technical support costs due to broader product lines and the introduction of new versions of existing products. The Company's overall gross profit margin decreased to 76.9% in the first quarter of 2000 from 82.2% in the first quarter of 1999 due to decreased gross profit margins on both products and services and to an increase in service revenue as a percentage of total revenue in the first quarter of 2000. Management expects that the overall gross profit margin will improve somewhat in the remainder of 2000 as service sales are not expected to represent as large of a percentage of total sales in the remainder of the year.

         Product Development. Product development expenses increased by $1.7 million, or 118.0%, to $3.2 million in the first quarter of 2000 from $1.5 million in the first quarter of 1999. These expenses increased primarily due to increased staff and consulting costs associated with new product development including Perfect Copy High School, a writing skills product targeted at secondary-school English teachers; Accelerated Math objectives libraries for the first- and second-grade market; the completion of approximately 3,300 new Accelerated Reader quizzes; continued development of a suite of Web-based versions of the Company's existing core products; enhancements to and international versions of existing products; and a number of new products at various stages of development. As a percentage of net sales, product development costs increased to 13.2% in the first quarter of 2000 from 7.8% in the first quarter of 1999. The Company anticipates that product development costs will continue to increase with the Company's continued emphasis on product development and new business initiatives as a key to achieving future growth.

         Selling and Marketing. Selling and marketing expenses increased by $1.7 million, or 35.8%, to $6.6 million in the first quarter of 2000 from $4.9 million in the first quarter of 1999. These expenses increased due to (i) salary and recruiting costs associated with the hiring of additional personnel to market and promote a broader product line, (ii) expenses related to the Company's National School Renaissance Conference in February 2000, (iii) costs of marketing the Company's new Generation21 enterprise-wide training and knowledge management software system and (iv) international marketing efforts. As a percentage of net sales, selling and marketing expenses increased to 27.6% in the first quarter of 2000 from 26.3% in the first quarter of 1999. Management anticipates that selling and marketing expenses will generally continue to rise as the Company expands its product lines and customer and prospect base.

         General and Administrative. General and administrative expenses increased by $577,000, or 25.6%, to $2.8 million in the first quarter of 2000 from $2.3 million in the first quarter of 1999. The higher expenses for the first quarter of 2000 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits to support a larger base of business including new initiatives such as Generation21 and the expansion internationally. As a percentage of net sales, general and administrative costs decreased to 11.8% in the first quarter of 2000 compared to 12.1% in the first quarter of 1999.

         Operating Income. Operating income decreased by $819,000, or 12.2%, to $5.9 million in the first quarter of 2000 from $6.7 million in the first quarter of 1999. As a percentage of net sales, operating income decreased to 24.4% in the first quarter of 2000 compared to 36.0% in the first quarter of 1999.

         Income Tax Expense. Income tax expense of $2.6 million was recorded in the first quarter of 2000 at an effective income tax rate of 39.3% of pre-tax income, compared to $3.0 million, or 41.4% of pre-tax income in the first quarter of 1999. The Company expects to maintain its effective tax rate at between 39% and 40% for 2000.




LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company's cash, cash equivalents and short-term investments increased to $46.2 million from the December 31, 1999 total of $41.0 million. The increase of $5.2 million in the first quarter of 2000 is primarily due to the net effect of an increase of $6.3 million in net cash provided by operating activities offset by $1.3 million used in the purchase of property, plant and equipment. The Company believes cash flow from operations and its current cash position will be sufficient to meet its working capital requirements and fund future growth acquisition opportunities for the foreseeable future.

         At March 31, 2000, the Company had a $10.0 million unsecured revolving line of credit with a bank which is available until March 31, 2001. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. The Company also has a $1.0 million unsecured revolving line of credit with a bank which is available until April 30, 2001. The line of credit bears interest at a fixed rate of 7.5%. As of March 31, 2000, the lines of credit had not been used.


FORWARD-LOOKING STATEMENTS

         In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements relating to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. The Company's actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include those factors identified in Item 1, Business, Forward-Looking Statements, contained in the Company's Form 10-K for the year ended December 31, 1999, which factors are incorporated herein by reference to such Form 10-K.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         At March 31, 2000, the Company had no material market risk exposure (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).

Part  II - OTHER INFORMATION


Item   2.   Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d) The net proceeds to the Company from its initial public offering, after deducting underwriting discounts of $3,606,400 and other expenses of approximately $941,000, were approximately $46,972,000. From September 24, 1997 (the effective date of the Company's Form S-1 Registration Statement; SEC Reg. No. 333-22519) through March 31, 2000, the Company used the net proceeds from the offering as follows:

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

         (vi) Approximately $2.4 million was used for pilot operations in various markets and miscellaneous acquisitions.

         (vii) Approximately $4.0 million was used for capital expenditures for expansion of operations.

The Company has broad discretion with respect to the use of the remaining proceeds.

Item   6.   Exhibits and Reports on Form 8-K


(a) Exhibits.

  Exhibit No.     Description
  -----------     -----------
      3.1         Amended and Restated By-laws of Advantage Learning
                  Systems, Inc., as amended.

     10.1 First Amendment to Credit Agreement dated as of December 31, 1997 by and between Norwest Bank Wisconsin, National Association and Advantage Learning Systems, Inc.

     10.2 Second Amendment to Credit Agreement dated as of December 31, 1997 by and between Norwest Bank Wisconsin, National Association and Advantage Learning Systems, Inc.

     27.1         Financial Data Schedule

Pursuant to Regulation S-K, Item 601 (b) (4) (iii), the Registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument and agreement with respect to long-term debt of the Registrant and its consolidated subsidiaries which does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.


(b) The Company filed no reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ADVANTAGE LEARNING SYSTEMS, INC.
                        (Registrant)



  May 12, 2000          /s/ Michael H. Baum
 -------------          ------------------------------
     Date               Michael H. Baum
                        Chief Executive Officer
                        (Principal Executive Officer)


  May 12, 2000          /s/ Steven A. Schmidt
  ------------          ------------------------------
     Date               Steven A. Schmidt
                        Secretary, Vice President, and Chief Financial Officer
                        (Principal Financial and Accounting Officer)

                                Index to Exhibits


   Exhibit No.    Description
   -----------    -----------
     3.1          Amended and Restated By-laws of Advantage Learning Systems,
                  Inc., as amended.

    10.1 First Amendment to Credit Agreement dated as of December 31, 1997 by and between Norwest Bank Wisconsin, National Association and Advantage Learning Systems, Inc.

    10.2 Second Amendment to Credit Agreement dated as of December 31, 1997 by and between Norwest Bank Wisconsin, National Association and Advantage Learning Systems, Inc.

    27.1          Financial Data Schedule