Form 10-Q
period 2000-06-30
ADVANTAGE LEARNING SYSTEMS INC
filed 2000-08-11
CIK 1030484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED JUNE 30, 2000.


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
         PERIOD FROM               TO
                     ------------      ------------


                         COMMISSION FILE NUMBER: 0-22187


                        ADVANTAGE LEARNING SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   WISCONSIN                         39-1559474
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

                                Yes [X] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING AT
                     CLASS                        JULY 31, 2000
                     -----                        -------------
         Common Stock, $0.01 par value             34,213,870

                        ADVANTAGE LEARNING SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000



PART I -  FINANCIAL INFORMATION
                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheets at June 30, 2000
                  and December 31, 1999 .........................................................        1

         Unaudited Consolidated Statements of Income for
                  the Three Months and Six Months Ended
                  June 30, 2000 and 1999 ........................................................        2

         Unaudited Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2000 and 1999............................................        3

         Notes to Unaudited Consolidated Financial Statements....................................        4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.....................................................        6

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.............................................................................       10


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES  AND USE OF PROCEEDS..............................................       11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................       11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .......................................................       12





                                    -Index-

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ADVANTAGE LEARNING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    JUNE 30,             DECEMBER 31,
                                                                      2000                   1999
                                                                 ---------------       ----------------
                                                                            (In thousands)
                             ASSETS
                             ------
Current assets:
    Cash and cash equivalents                                    $      22,021         $        23,016
    Investment securities                                               30,491                  18,012
    Accounts receivable, less allowance of
        $1,188,000 in 2000 and $1,200,000 in 1999                        9,243                  11,796
    Inventories                                                          1,217                   1,707
    Prepaid expenses                                                       989                   1,287
    Prepaid income taxes                                                     -                     292
    Deferred tax asset                                                   2,868                   2,559
    Other current assets                                                   826                       -
                                                                 ---------------       ----------------
Total current assets                                                    67,655                  58,669
    Property, plant and equipment, net                                  24,866                  24,256
    Deferred tax asset                                                   2,337                   2,297
    Intangibles, net                                                     2,283                   2,702
    Capitalized software, net                                              315                     495
                                                                 ---------------       ----------------
Total assets                                                     $      97,456         $        88,419
                                                                 ===============       ================


              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
    Accounts payable                                             $       1,827         $         2,521
    Deferred revenue                                                     3,979                   4,852
    Payroll and employee benefits                                        2,078                   1,981
    Income taxes payable                                                   227                       -
    Other current liabilities                                            3,055                   2,392
                                                                 ---------------       ----------------
Total current liabilities                                               11,166                  11,746
    Deferred revenue                                                     1,459                   1,485
                                                                 ---------------       ----------------
Total liabilities                                                       12,625                  13,231

Minority interest                                                          185                     253

Shareholders' equity                                                    84,646                  74,935
                                                                 ---------------       ----------------
Total liabilities and shareholders' equity                       $      97,456         $        88,419
                                                                 ===============       ================



See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             THREE MONTHS                        SIX MONTHS
                                                            ENDED JUNE 30,                     ENDED JUNE 30,
                                                        2000             1999               2000            1999
                                                   --------------   --------------    ---------------  --------------
                                                               (In thousands, except per share amounts)
Net sales:
    Products                                       $      22,195    $      16,881     $       40,567   $      32,025
    Services                                               4,227            3,670              9,925           7,115
                                                   --------------   --------------    ---------------  --------------
        Total net sales                                   26,422           20,551             50,492          39,140
                                                   --------------   --------------    ---------------  --------------
Cost of sales:
    Products                                               2,881            1,901              5,398           3,477
    Services                                               2,167            1,497              5,216           3,229
                                                   --------------   --------------    ---------------  --------------
        Total cost of sales                                5,048            3,398             10,614           6,706
                                                   --------------   --------------    ---------------  --------------
        Gross profit                                      21,374           17,153             39,878          32,434
Operating expenses:
    Product development                                    3,838            1,901              7,008           3,355
    Selling and marketing                                  6,129            5,504             12,762          10,388
    General and administrative                             3,030            2,304              5,863           4,561
    Purchased research and development                         -              180                  -             180
                                                   --------------   --------------    ---------------  --------------
        Total operating expenses                          12,997            9,889             25,633          18,484
                                                   --------------   --------------    ---------------  --------------
        Operating income                                   8,377            7,264             14,245          13,950
Other income (expense):
    Interest income                                          666              399              1,241             812
    Other, net                                               117              268                263             426
                                                   --------------   --------------    ---------------  --------------
Income before taxes                                        9,160            7,931             15,749          15,188
Income taxes                                               3,623            3,343              6,214           6,344
                                                   --------------   --------------    ---------------  --------------

Net income                                         $       5,537    $       4,588     $        9,535   $       8,844
                                                   ==============   ==============    ===============  ==============


Basic and diluted earnings per share               $        0.16    $        0.13     $         0.28   $        0.26
                                                   ==============   ==============    ===============  ==============


See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                       2000               1999
                                                                                  --------------    --------------
                                                                                           (In thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income                                                                        $       9,535     $       8,844
Noncash (income) expenses included in net income -
    Depreciation and amortization                                                         2,223             1,337
    Purchased research and development                                                        -               180
    Deferred income taxes                                                                  (349)             (128)
Change in assets and liabilities -
    Accounts receivable                                                                   2,543            (1,214)
    Inventory                                                                               490               (53)
    Prepaid expenses                                                                        590               (31)
    Accounts payable and other current liabilities                                          294            (1,217)
    Deferred revenue                                                                       (899)              192
    Other current assets                                                                   (817)                -
Other                                                                                       (48)              (45)
                                                                                  --------------    --------------
Net cash provided by operating activities                                                13,562             7,865
                                                                                  --------------    --------------

Cash flows provided by (used in) investing activities:
    Purchase of property, plant and equipment                                            (2,233)           (3,314)
    Proceeds from (purchase of) short-term investments, net                             (12,479)            6,915
    Capitalized software development costs                                                    -              (183)
    Acquisition                                                                               -              (850)
                                                                                  --------------    --------------
Net cash provided by (used in) investing activities                                     (14,712)            2,568
                                                                                  --------------    --------------

Cash flows provided by financing activities:
    Proceeds from issuance of stock                                                         490               222
    Return of capital to minority interest                                                  (60)                -
    Purchase of treasury stock                                                             (325)                -
    Proceeds from exercise of stock options                                                  50               314
                                                                                  --------------    --------------
Net cash provided by financing activities                                                   155               536
                                                                                  --------------    --------------
Net increase (decrease) in cash                                                            (995)           10,969
Cash and cash equivalents, beginning of period                                           23,016            14,264
                                                                                  --------------    --------------
Cash and cash equivalents, end of period                                          $      22,021     $      25,233
                                                                                  ==============    ==============



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

         The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


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

         On January 3, 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. As of June 30, 2000, the Company had repurchased 25,100 shares.

         The weighted average shares outstanding during the three months and six months ended June 30, 2000 and 1999 are as follows:


                                             Three Months Ended June 30,       Six Months Ended June 30,
                                               2000              1999            2000             1999
                                         --------------    -------------    -------------    -------------
Basic Weighted Average Shares              34,213,934        34,059,323       34,217,379       34,046,496

Impact of Stock Options                        95,909           224,135          105,319          272,937

Diluted Weighted Average Shares            34,309,843        34,283,458       34,322,698       34,319,433


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

         The Company evaluates the performance of its operating segments based on operating income before nonrecurring items. Intersegment sales and transfers and revenue derived outside of the United States are not significant. Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                             Three Months Ended                       Six Months Ended
                                                  June 30,                                June 30,
                                           2000              1999                 2000               1999
                                      ---------------    --------------      ---------------    ---------------
                                                                    (In thousands)
Revenues:
Software                              $       23,223     $      18,096       $       42,686     $       34,610
Training                                       3,199             2,455                7,806              4,530
                                      ---------------    --------------      ---------------    ---------------
Total revenues                        $       26,422     $      20,551       $       50,492     $       39,140
                                      ===============    ==============      ===============    ===============

Operating income:
Software                              $        8,859     $       8,196       $       14,898     $       15,586
Training                                        (482)             (752)                (653)            (1,456)
                                      ---------------    --------------      ---------------    ---------------
Total operating income (1)            $        8,377     $       7,444       $       14,245     $       14,130
                                      ===============    ==============      ===============    ===============




(1) Total operating income differs from Operating income in the Consolidated Statements of Income due to a nonrecurring charge of $180,000 for purchased research and development in the second quarter of 1999 not included above.

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


5.  COMPREHENSIVE INCOME
         Total comprehensive income was $9,496,000 and $8,850,000 in the first six months of 2000 and 1999, respectively. The Company's comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:


                                                         THREE MONTHS                          SIX MONTHS
                                                         ENDED JUNE 30,                      ENDED JUNE 30,
                                                    2000              1999               2000             1999
                                               -------------     -------------       ------------    ------------
Net Sales:
    Products                                           84.0 %            82.1 %             80.3 %          81.8 %
    Services                                           16.0              17.9               19.7            18.2
                                               -------------     -------------       ------------    ------------
        Total net sales                               100.0 %           100.0 %            100.0 %         100.0 %
                                               =============     =============       ============    ============

Cost of sales:
    Products                                           13.0 %            11.3 %             13.3 %          10.9 %
    Services                                           51.3              40.8               52.6            45.4
        Total cost of sales                            19.1              16.5               21.0            17.1

Gross profit:
    Products                                           87.0              88.7               86.7            89.1
    Services                                           48.7              59.2               47.4            54.6
        Total gross profit                             80.9              83.5               79.0            82.9

Operating expenses:
    Product development                                14.5               9.2               13.9             8.6
    Selling and marketing                              23.2              26.8               25.3            26.5
    General and administrative                         11.5              11.2               11.6            11.7
    Purchased research and development                  0.0               0.9                0.0             0.5
                                               -------------     -------------       ------------    ------------
        Total operating expenses                       49.2              48.1               50.8            47.3
                                               -------------     -------------       ------------    ------------

        Operating income                               31.7              35.4               28.2            35.6

Other income (expense):
    Interest income                                     2.5               1.8                2.5             2.1
    Other, net                                          0.5               1.4                0.5             1.1
                                               -------------     -------------       ------------    ------------
        Total other income                              3.0               3.2                3.0             3.2
                                               -------------     -------------       ------------    ------------

Income before taxes                                    34.7              38.6               31.2            38.8

Income taxes                                           13.7              16.3               12.3            16.2

                                               -------------     -------------       ------------    ------------
Net income                                             21.0 %            22.3 %             18.9 %          22.6 %
                                               =============     =============       ============    ============


THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         Net Sales. The Company's net sales increased by $5.9 million, or 28.6%, to $26.4 million in the second quarter of 2000 from $20.6 million in the second quarter of 1999. Product sales increased by $5.3 million, or 31.5%, to $22.2 million in the second quarter of 2000 from $16.9 million in the second quarter of 1999. The increase in product sales is primarily attributable to (i) increased sales of the Company's Accelerated Math products, including subject libraries and optical-mark card scanners, (ii) increased sales of Accelerated Reader title disks, with about 35,000 available book titles, to a larger base of Accelerated Reader schools and (iii) strong sales of the Company's upgraded version of STAR Reading.

         Service revenue, which consists of revenue from sales of training sessions and software support agreements, increased by $557,000, or 15.2%, to $4.2 million in the second quarter of 2000 from $3.7 million in the second quarter of 1999. This increase is primarily attributable to an increased number of Renaissance training sessions.

         Cost of Sales. The cost of sales of products increased by $980,000, or 51.6%, to $2.9 million in the second quarter of 2000 from $1.9 million in the second quarter of 1999. As a percentage of product sales, the cost of sales of products increased to 13.0% in the second quarter of 2000 from 11.3% in the second quarter of 1999. The increase in cost of sales of products is primarily due to increased sales of optical-mark card scanners. A scanner is included with the sale of all Accelerated Math software and many additional scanners are sold separately. Although scanners are profitable, the gross profit margin on hardware is not as high as the gross profit margin on software. The cost of sales of services increased by $670,000, or 44.8%, to $2.2 million in the second quarter of 2000 from $1.5 million in the second quarter of 1999. As a percentage of sales of services, the cost of sales of services increased to 51.3% in the second quarter of 2000 from 40.8% in the second quarter of 1999. This increase is primarily due to increased costs of providing technical support related to the late 1999 and early 2000 shipment of Accelerated Reader and STAR Reading upgrades. The Company's overall gross profit margin decreased to 80.9% in the second quarter of 2000 from 83.5% in the second quarter of 1999, due to decreased gross profit margins on both products and services. Management expects that the overall gross profit margin will remain relatively constant for the remainder of 2000.

         Product Development. Product development expenses increased by $1.9 million, or 101.9%, to $3.8 million in the second quarter of 2000 from $1.9 million in the second quarter of 1999. These expenses increased primarily due to increased staff and consulting costs associated with new product development including three new products announced during the second quarter of 2000:
Surpass test-preparation software, eSchoolOffice Web-based school administration software, and new versions of Generation21's Total Knowledge Management enterprise training software, all of which are expected to be available in late 2000 or 2001. Increased product development expenses are also attributed to the development of localized versions of the Company's products for international markets; the completion of new Accelerated Reader quizzes; continued development of a suite of Web-based versions of the Company's existing core products; and a number of new products at various stages of development which the Company expects to announce in the future. As a percentage of net sales, product development costs increased to 14.5% in the second quarter of 2000 from 9.2% in the second quarter of 1999. The Company anticipates that product development costs will continue to increase with the Company's continued emphasis on product development and new business initiatives as a key to achieving future growth.

         Selling and Marketing. Selling and marketing expenses increased by $625,000, or 11.4%, to $6.1 million in the second quarter of 2000 from $5.5 million in the second quarter of 1999. These expenses increased primarily due to
(i) costs of marketing the Company's new Generation21 enterprise-wide training and knowledge management software and (ii) international marketing efforts. As a percentage of net sales, selling and marketing expenses declined to 23.2% in the second quarter of 2000 from 26.8% in the second quarter of 1999. Management anticipates that selling and marketing expenses will generally continue to rise as the Company expands its product lines and customer and prospect base.

         General and Administrative. General and administrative expenses increased by $726,000, or 31.5%, to $3.0 million in the second quarter of 2000 from $2.3 million in the second quarter of 1999. The higher expenses for the second quarter of 2000 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits, to support a larger base of business including new initiatives such as Generation21 and the expansion internationally. As a percentage of net sales, general and administrative costs increased slightly to 11.5% in the second quarter of 2000 from 11.2% in the second quarter of 1999.

         Purchased Research and Development. In connection with an acquisition in June 1999, a portion of the purchase price was allocated to acquired in-process research and development costs. This resulted in a charge of $180,000 in the second quarter of 1999.

         Operating Income. Operating income increased by $1.1 million to $8.4 million in the second quarter of 2000 from $7.3 million in the second quarter of 1999. As a percentage of net sales, operating income decreased to 31.7% in the second quarter of 2000 from 35.4% in the second quarter of 1999.

         Income Tax Expense. Income tax expense of $3.6 million was recorded in the second quarter of 2000 at an effective income tax rate of 39.6% of pre-tax income compared to $3.3 million, or 42.2% of pre-tax income in the second quarter of 1999. The Company expects to maintain its effective tax rate at between 39% and 40% for 2000.


SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Net Sales. The Company's net sales increased by $11.4 million, or 29.0%, to $50.5 million in the six months ended June 30, 2000 from $39.1 million in the first six months of 1999. Product sales increased by $8.5 million, or 26.7%, to $40.6 million in the first six months of 2000 from $32.0 million in the same period in 1999. The increase in product sales is primarily attributable to (i) increased follow-on sales of the Company's Accelerated Math products, including subject libraries and optical-mark card scanners, (ii) increased sales of Accelerated Reader title disks, with about 35,000 available book titles, to a larger base of Accelerated Reader schools and (iii) strong sales of the Company's upgraded version of STAR Reading.

         Service revenue increased by $2.8 million, or 39.5%, to $9.9 million in the first six months of 2000 from $7.1 million in the same period in 1999. Approximately $2.0 million of this increase is attributable to the Company's first annual National School Renaissance Conference presented in February 2000 and the balance of the increase is due to an increased number of Renaissance training sessions.

         Cost of Sales. The cost of sales of products increased by $1.9 million, or 55.2%, to $5.4 million in the first six months of 2000 from $3.5 million in the first six months of 1999. As a percentage of product sales, the cost of sales of products increased to 13.3% in the first half of 2000 from 10.9% in the first half of 1999. The increase in cost of sales of products is primarily due to increased sales of optical-mark card scanners. A scanner is included with the sale of all Accelerated Math software and many additional scanners are sold separately. Although scanners are profitable, the gross profit margin on hardware is not as high as the gross profit margin on software. The cost of sales of services increased by $2.0 million, or 61.5%, to $5.2 million in the first six months of 2000 from $3.2 million in the same period in 1999. As a percentage of sales of services, the cost of sales of services increased to 52.6% in the first six months of 2000 from 45.4% in the first six months of 1999. This increase is primarily the result of costs associated with (i) the Company's first annual National School Renaissance Conference presented in the first quarter of 2000 and (ii) increased technical support costs due to broader product lines and the introduction of new versions of existing products. The Company's overall gross profit margin declined to 79.0% in the first six months of 2000 from 82.9% in the first six months of 1999. Management expects that the overall gross profit margin will remain relatively constant for the remainder of 2000.

         Product Development. Product development expenses increased by $3.7 million, or 108.9% to $7.0 million in the six months ended June 30, 2000 as compared to $3.4 million in the corresponding 1999 period. These expenses increased primarily due to increased staff and consulting costs associated with new product development including three new products announced during the second quarter of 2000: Surpass test-preparation software, eSchoolOffice Web-based school administration software, and new versions of Generation21's Total Knowledge Management enterprise training software, all of which are expected to be available in late 2000 or 2001. Increased product development expenses are also attributed to the development of localized versions of the Company's products for international markets; the completion of new Accelerated Reader quizzes; continued development of a suite of Web-based versions of the Company's existing core products; and a number of new products at various stages of development which the Company expects to announce in the future. As a percentage of net sales, product development costs increased to 13.9% in the first half of 2000 from 8.6% in the first half of 1999. The Company anticipates that product development costs will continue to increase with the Company's continued emphasis on product development and new business initiatives as a key to achieving future growth.

         Selling and Marketing. Selling and marketing expenses increased by $2.4 million, or 22.9%, to $12.8 million in the first half of 2000 from $10.4 million in the first half of 1999. These expenses increased primarily due to (i) salary and recruiting costs associated with the hiring of additional personnel to market and promote a broader product line, (ii) costs of marketing the Company's new Generation21 enterprise-wide training and knowledge management software,
(iii) expenses related to the Company's National School Renaissance Conference in February 2000 and (iv) international marketing efforts. As a percentage of net sales, selling and marketing expenses declined to 25.3% in the first half of 2000 from 26.5% in the first six months of 1999. This decrease is primarily due to economies of scale associated with increased product sales and service sales. Management anticipates that selling and marketing expenses will generally continue to rise as the Company expands its product lines and customer and prospect base.

         General and Administrative. General and administrative expenses increased by $1.3 million, or 28.6%, to $5.9 million in the six months ended June 30, 2000 from $4.6 million in the same period in 1999. The higher expenses for 2000 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits, to support a larger base of business including new initiatives such as Generation21 and the expansion internationally. As a percentage of net sales, general and administrative costs remained relatively constant at 11.6% and 11.7% in the first six months of 2000 and 1999, respectively.

         Purchased Research and Development. In connection with an acquisition in June 1999, a portion of the purchase price was allocated to acquired in-process research and development costs. This resulted in a charge of $180,000 in the second quarter of 1999.

         Operating Income. Operating income increased by $295,000, or 2.1%, to $14.2 million in the first six months of 2000 from $14.0 million in the same period in 1999. As a percentage of net sales, operating income decreased to 28.2% in the first half of 2000 from 35.6% in the first half of 1999.

         Income Tax Expense. Income tax expense of $6.2 million was recorded in the first six months of 2000 at an effective income tax rate of 39.5% of pre-tax income compared to $6.3 million, or 41.8% of pre-tax income in the second half of 1999. The Company expects to maintain its effective tax rate at between 39% and 40% for 2000.



LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company's cash, cash equivalents and short-term investments increased to $52.5 million from the December 31, 1999 total of $41.0 million. The increase of $11.5 million in the first half of 2000 is primarily due to $13.6 million in cash provided by operating activities offset by $2.2 million used in the purchase of property, plant and equipment. The Company believes cash flow from operations and its current cash position will be sufficient to meet its working capital requirements and fund future growth acquisition opportunities for the foreseeable future.

         At June 30, 2000, the Company had a $10.0 million unsecured revolving line of credit with a bank which is available until March 31, 2001. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. The Company also has a $1.0 million unsecured revolving line of credit with a bank which is available until April 30, 2001. The line of credit bears interest at a fixed rate of 7.5%. As of June 30, 2000, the lines of credit had not been used.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         At June 30, 2000, the Company had no material market risk exposure (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).

Part II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d) The net proceeds to the Company from its initial public offering, after deducting underwriting discounts of $3,606,400 and other expenses of approximately $941,000, were approximately $46,972,000. From September 24, 1997 (the effective date of the Company's Form S-1 Registration Statement; SEC Reg. No. 333-22519) through June 30, 2000, the Company used the net proceeds from the offering as follows:

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

         (vii) Approximately $5.0 million was used for capital expenditures for expansion of operations.

The Company has broad discretion with respect to the use of the remaining proceeds.




Item 4.  Submission of Matters to a Vote of Security Holders

(a)      On April 19, 2000, the Company held its Annual Meeting of Shareholders.

(b)      Not applicable.

(c) Set forth below are descriptions of the matters voted upon at the Annual Meeting of Shareholders and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter.

         1. Nine directors were elected to serve until the 2001 Annual Meeting of Shareholders and until their successors are elected and qualified. The results of this proposal are as follows:



                                                        For           Withheld
                                                        ---           --------
                   (1)  Judith A. Paul               33,280,693        45,994
                   (2)  Terrance D. Paul             33,308,143        18,544
                   (3)  Michael H. Baum              33,308,389        18,298
                   (4)  John R. Hickey               33,305,954        20,733
                   (5)  Timothy P. Welch             33,308,513        18,174
                   (6)  Perry S. Akins               33,309,017        17,670
                   (7)  John H. Grunewald            33,308,367        18,320
                   (8)  Gordon H. Gunnlaugsson       33,308,217        18,470
                   (9)  Harold E. Jordan             33,307,867        18,820



(d)      Not applicable.




Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits.

         Exhibit No           Description

            27.1              Financial Data Schedule


(b) The Company filed no reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ADVANTAGE LEARNING SYSTEMS, INC.
                                       (Registrant)



         August 11, 2000               /s/ Michael H. Baum
         ---------------               -------------------
               Date                    Michael H. Baum
                                       Chief Executive Officer
                                       (Principal Executive Officer)


         August 11, 2000               /s/ Steven A. Schmidt
         ---------------               ---------------------
               Date                    Steven A. Schmidt
                                       Secretary, Vice President, and Chief
                                       Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                Index to Exhibits



         Exhibit No           Description

             27.1             Financial Data Schedule