Form 10-Q
period 2000-09-30
ADVANTAGE LEARNING SYSTEMS INC
filed 2000-11-09
CIK 1030484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED SEPTEMBER 30, 2000.


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
         PERIOD FROM .........TO..........


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

                                 Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING AT
                CLASS                           OCTOBER 31, 2000
                -----                           ----------------
     Common Stock, $0.01 par value                 34,252,792

                        ADVANTAGE LEARNING SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


PART I  - FINANCIAL INFORMATION
                                                                                       Page
                                                                                      Number
                                                                                      ------

ITEM 1.   FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheets at September 30, 2000
                  and December 31, 1999 ........................................        1

         Unaudited Consolidated Statements of Income for
                  the Three Months and Nine Months Ended
                  September 30, 2000 and 1999 ..................................        2

         Unaudited Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 2000 and 1999......................        3

         Notes to Unaudited Consolidated Financial Statements...................        4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..................................        6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.........................................................       10


PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES  AND USE OF PROCEEDS............................       11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .....................................       11

















                                    - Index -

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                        ADVANTAGE LEARNING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                                    September 30,                December 31,
                                                                        2000                         1999
                                                            ---------------------------   --------------------------
                                                                                 (In thousands)
                             ASSETS

Current assets:                                               $                           $
    Cash and cash equivalents                                                    24,048                       23,016
    Investment securities                                                        37,555                       18,012
    Accounts receivable, less allowance of
        $1,321,000 in 2000 and $1,200,000 in 1999                                12,963                       11,796
    Inventories                                                                   1,079                        1,707
    Prepaid expenses                                                              1,492                        1,287
    Prepaid income taxes                                                              -                          292
    Deferred tax asset                                                            2,871                        2,559
    Other current assets                                                            299                            -
                                                            ---------------------------   --------------------------
Total current assets                                                             80,307                       58,669
    Property, plant and equipment, net                                           24,752                       24,256
    Deferred tax asset                                                            2,274                        2,297
    Intangibles, net                                                              2,125                        2,702
    Capitalized software, net                                                       339                          495
                                                            ---------------------------   --------------------------
Total assets                                                  $                 109,797   $                   88,419
                                                            ===========================   ==========================


              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $                   1,955   $                    2,521
    Deferred revenue                                                              4,619                        4,852
    Payroll and employee benefits                                                 2,975                        1,981
    Income taxes payable                                                          3,065                            -
    Other current liabilities                                                     3,398                        2,392
                                                            ---------------------------   --------------------------
Total current liabilities                                                        16,012                       11,746
    Deferred revenue                                                              1,451                        1,485
                                                            ---------------------------   --------------------------
Total liabilities                                                                17,463                       13,231

Minority interest                                                                   184                          253

Shareholders' equity                                                             92,150                       74,935
                                                           ----------------------------   --------------------------
Total liabilities and shareholders' equity                    $                 109,797   $                   88,419
                                                           ============================   ==========================

See accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          Three Months                       Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       2000          1999                 2000          1999
                                                 --------------   --------------    ---------------  --------------
                                                               (In thousands, except per share amounts)
Net sales:
    Products                                      $ 23,236         $ 17,785           $ 63,803          $ 49,810
    Services                                         5,821            5,203             15,746            12,318
                                                  --------         --------           --------          --------
        Total net sales                             29,057           22,988             79,549            62,128
                                                  --------         --------           --------          --------
Cost of sales:
    Products                                         3,061            2,049              8,458             5,526
    Services                                         2,719            2,192              7,936             5,421
                                                  --------         --------           --------          --------
        Total cost of sales                          5,780            4,241             16,394            10,947
                                                  --------         --------           --------          --------
        Gross profit                                23,277           18,747             63,155            51,181
Operating expenses:
    Product development                              4,127            2,332             11,135             5,687
    Selling and marketing                            5,367            4,801             18,129            15,189
    General and administrative                       2,962            2,716              8,825             7,276
    Purchased research and development                   -                -                  -               180
                                                  --------         --------           --------          --------
        Total operating expenses                    12,456            9,849             38,089            28,332
                                                  --------         --------           --------          --------
        Operating income                            10,821            8,898             25,066            22,849
Other income (expense):
    Interest income                                    837              397              2,078             1,209
    Other, net                                          13             (185)               276               240
                                                  --------         --------           --------          --------
Income before taxes                                 11,671            9,110             27,420            24,298
Income taxes                                         4,492            3,674             10,707            10,018
                                                  --------         --------           --------          --------
Net income                                        $  7,179         $  5,436           $ 16,713          $ 14,280
                                                  ========         ========           ========          ========


Basic and diluted earnings per share              $   0.21         $   0.16           $   0.49          $   0.42
                                                  ========         ========           ========          ========

See Accompanying notes to consolidated financial statements.

                        ADVANTAGE LEARNING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                          Nine Months Ended September 30,
                                                                                            2000                  1999
                                                                                -----------------------   ----------------------
                                                                                                  (In thousands)

Reconciliation of net income to net cash provided by operating activities:
Net income                                                                      $        16,713           $      14,280
Noncash (income) expenses included in net income -
    Depreciation and amortization                                                         3,371                   2,213
    Purchased research and development                                                        -                     180
    Deferred income taxes                                                                  (289)                     43
Change in assets and liabilities -
    Accounts receivable                                                                  (1,174)                 (2,266)
    Inventory                                                                               628                    (437)
    Prepaid expenses                                                                         87                    (714)
    Accounts payable and other current liabilities                                        4,527                    (708)
    Deferred revenue                                                                       (267)                    232
    Other current assets                                                                   (292)                      -
Other                                                                                       (27)                    (35)
                                                                                ---------------           -------------
Net cash provided by operating activities                                                23,277                  12,788
                                                                                ---------------           -------------

Cash flows provided by (used in) investing activities:
    Purchase of property, plant and equipment                                            (3,031)                 (5,967)
    Proceeds from (purchase of) short-term investments, net                             (19,542)                 18,869
    Capitalized software development costs                                                 (110)                   (350)
    Acquisition                                                                               -                    (920)
                                                                                ---------------           -------------
Net cash provided by (used in) investing activities                                     (22,683)                 11,632
                                                                                ---------------           -------------

Cash flows provided by financing activities:
    Proceeds from issuance of stock                                                         490                     222
    Return of capital to minority interest                                                  (60)                      -
    Purchase of treasury stock                                                             (325)                      -
    Proceeds from exercise of stock options                                                 333                     492
                                                                                ---------------           -------------
Net cash provided by financing activities                                                   438                     714
                                                                                ---------------           -------------
Net increase in cash                                                                      1,032                  25,134
Cash and cash equivalents, beginning of period                                           23,016                  14,264
                                                                                ---------------           -------------
Cash and cash equivalents, end of period                                        $        24,048           $      39,398
                                                                                ===============           =============

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

         In September of 2000, the Company announced plans to change its corporate name to Renaissance Learning, Inc. While the Company immediately commenced doing business as Renaissance Learning, Inc., the formal legal name change is subject to shareholder approval at the Company's 2001 annual meeting in April. After shareholder approval of the new name, the Company expects to change its stock trading symbol. A new symbol has not yet been announced.


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

         The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


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

         On January 3, 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. As of September 30, 2000, the Company had repurchased 25,100 shares.

         The weighted average shares outstanding during the three months and nine months ended September 30, 2000 and 1999 are as follows:


                                             Three Months Ended September 30,             Nine Months Ended September 30,
                                               2000                 1999                    2000                 1999
                                         ----------------     ----------------        ---------------     -----------------

Basic Weighted Average Shares              34,220,030           34,085,015              34,218,268           34,059,477

Impact of Stock Options                       282,360              240,368                 168,681              267,798

Diluted Weighted Average Shares            34,502,390           34,325,383              34,386,949           34,327,275

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

         The Company evaluates the performance of its operating segments based on operating income before nonrecurring items. Intersegment sales and transfers and revenue derived outside of the United States are not significant. Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                              Three Months Ended                     Nine Months Ended
                                                 September 30,                         September 30,
                                            2000              1999                 2000               1999
                                      --------------     -------------       --------------     --------------
                                                                   (In thousands)
Revenues:
Software                              $       24,358     $      18,852       $      67,044      $       53,462
Training                                       4,699             4,136              12,505               8,666
                                      --------------     -------------       -------------      --------------
Total revenues                        $       29,057     $      22,988       $      79,549      $       62,128
                                      ==============     =============       =============      ==============


Operating income:
Software                              $       10,049     $       8,320       $      24,947      $       23,907
Training                                         772               578                 119                (878)
                                      --------------     -------------       -------------      --------------
Total operating income (1)            $       10,821     $       8,898       $      25,066      $       23,029
                                      ==============     =============       =============      ==============

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


5. COMPREHENSIVE INCOME
         Total comprehensive income was $ 16,689,000 and $14,281,000 in the first nine months of 2000 and 1999, respectively. The Company's comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

                                                            Three Months                                Nine Months
                                                         Ended September 30,                         Ended September 30,
                                                     2000                  1999                   2000                1999
                                              -----------------     -----------------       ----------------    ---------------
Net Sales:
    Products                                               80.0 %                77.4 %                80.2 %              80.2 %
    Services                                               20.0                  22.6                  19.8                19.8
                                              -----------------     -----------------        --------------      --------------
        Total net sales                                   100.0 %               100.0 %               100.0 %             100.0 %
                                              =================     =================        ==============      ==============

Cost of sales:
    Products                                               13.2 %                11.5 %                13.3 %              11.1 %
    Services                                               46.7                  42.1                  50.4                44.0
        Total cost of sales                                19.9                  18.4                  20.6                17.6

Gross profit:
    Products                                               86.8                  88.5                  86.7                88.9
    Services                                               53.3                  57.9                  49.6                56.0
        Total gross profit                                 80.1                  81.6                  79.4                82.4

Operating expenses:
    Product development                                    14.2                  10.1                  14.0                 9.2
    Selling and marketing                                  18.5                  20.9                  22.8                24.4
    General and administrative                             10.2                  11.8                  11.1                11.7
    Purchased research and development                      0.0                   0.0                   0.0                 0.3
                                              -----------------     -----------------      ----------------      --------------
        Total operating expenses                           42.9                  42.8                  47.9                45.6
                                              -----------------     -----------------      ----------------      --------------
        Operating income                                   37.2                  38.8                  31.5                36.8

Other income (expense):
    Interest income                                         2.9                   1.7                   2.6                 1.8
    Other, net                                              0.1                  -0.9                   0.4                 0.5
                                              -----------------     -----------------      ----------------      --------------
        Total other income                                  3.0                   0.8                   3.0                 2.3
                                              -----------------     -----------------      ----------------      --------------
Income before taxes                                        40.2                  39.6                  34.5                39.1


Income taxes                                               15.5                  16.0                  13.5                16.1

                                              -----------------     -----------------      ----------------      --------------
Net income                                                 24.7 %                23.6 %                21.0 %              23.0 %
                                              =================     =================      ================      ==============

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Net Sales. The Company's net sales increased by $6.1 million, or 26.4%, to $29.1 million in the third quarter of 2000 from $23.0 million in the third quarter of 1999. Product sales increased by $5.5 million, or 30.6%, to $23.2 million in the third quarter of 2000 from $17.8 million in the third quarter of 1999. The increase in product sales is primarily attributable to (i) increased sales of the Company's Accelerated Math products, including follow-on sales of subject libraries and optical-mark card scanners and (ii) increased sales of Accelerated Reader title disks, with about 36,000 available book titles, to a larger base of Accelerated Reader schools.

         Service revenue, which consists of revenue from sales of training sessions and software support agreements, increased by $618,000, or 11.9%, to $5.8 million in the third quarter of 2000 from $5.2 million in the third quarter of 1999. This increase is primarily attributable to a 14% increase in Renaissance training revenue over third quarter 1999, while revenue from software support agreements was flat compared to last year. The training segment's shift in sales efforts from single training events to multiple event district-wide School Renaissance contracts, the emphasis on the Spring 2001 National Conference and the usual seasonality of training is expected to result in a slower growth rate for training revenues in the near term compared to the historic training growth rate and the growth of product revenue.

         Management expects that fourth quarter 2000 revenue may be down somewhat from the third quarter level as a result of the slower growth in training and because certain products, particularly Accelerated Math, exhibit a seasonal sales pattern.

         Cost of Sales. The cost of sales of products increased by $1.0 million, or 49.4%, to $3.1 million in the third quarter of 2000 from $2.0 million in the third quarter of 1999. As a percentage of product sales, the cost of sales of products increased to 13.2% in the third quarter of 2000 from 11.5% in the third quarter of 1999. The increase in cost of sales of products is primarily due to increased sales of optical-mark card scanners, with scanner sales in third quarter 2000 more than double third quarter 1999. A scanner is included with the sale of all Accelerated Math software and many additional scanners are sold separately. Although scanners are profitable, the gross profit margin on hardware is not as high as the gross profit margin on software. The cost of sales of services increased by $528,000, or 24.1%, to $2.7 million in the third quarter of 2000 from $2.2 million in the third quarter of 1999. As a percentage of sales of services, the cost of sales of services increased to 46.7% in the third quarter of 2000 from 42.1% in the third quarter of 1999. This increase is primarily due to increased costs of providing technical support related to the late 1999 and 2000 shipment of Accelerated Reader and STAR Reading upgrades. The Company's overall gross profit margin decreased to 80.1% in the third quarter of 2000 from 81.6% in the third quarter of 1999, due to decreased gross profit margins on both products and services. Management expects that the overall gross profit margin will remain relatively constant for the remainder of 2000.

         Product Development. Product development expenses increased by $1.8 million, or 77.0%, to $4.1 million in the third quarter of 2000 from $2.3 million in the third quarter of 1999. These expenses increased primarily due to increased staff and consulting costs associated with new product development including several new products announced in 2000: eSchoolOffice Web-based school administration software, new versions of Generation21's Total Knowledge Management enterprise training software, and STAR Early Literacy diagnostic assessment for grades K-2, all of which are expected to be available in 2001. Increased product development expenses are also attributed to the development of localized versions of the Company's products for international markets; the completion of new Accelerated Reader quizzes; creation of additional Surpass test-preparation libraries; continued development of a suite of Web-based versions of the Company's existing core products; and a number of new products at various stages of development which the Company expects to announce in the future. As a percentage of net sales, product development costs increased to 14.2% in the third quarter of 2000 from 10.1% in the third quarter of 1999. The Company anticipates that product development costs will continue to increase with the Company's continued emphasis on product development and new business initiatives as a key to achieving future growth.

         Selling and Marketing. Selling and marketing expenses increased by $566,000, or 11.8%, to $5.4 million in the third quarter of 2000 from $4.8 million in the third quarter of 1999. These expenses increased primarily due to
(i) costs of marketing the Company's new Generation21 enterprise-wide training and knowledge management software and (ii) international marketing efforts. As a percentage of net sales, selling and marketing expenses declined to 18.5% in the third quarter of 2000 from 20.9% in the third quarter of 1999. Management anticipates that selling and marketing expenses will generally continue to rise as the Company aggressively promotes its new product lines in late 2000 and 2001 and expects the costs to average more than the 18.5% of sales level achieved in the third quarter of 2000.

        General and Administrative. General and administrative expenses increased by $246,000, or 9.0%, to $3.0 million in the third quarter of 2000 from $2.7 million in the third quarter of 1999. The higher expenses for the third quarter of 2000 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits, to support a larger base of business including new initiatives such as Generation21 and the expansion internationally. As a percentage of net sales, general and administrative costs declined to 10.2% in the third quarter of 2000 from 11.8% in the third quarter of 1999. Management expects some increase in general and administrative costs associated with new business initiatives as well as the normal increase of administrative resources required to support ongoing growth.

         Operating Income. Operating income increased by $1.9 million to $10.8 million in the third quarter of 2000 from $8.9 million in the third quarter of 1999. As a percentage of net sales, operating income decreased to 37.2% in the third quarter of 2000 from 38.8% in the third quarter of 1999. Management expects operating margins to contract somewhat in the fourth quarter 2000 due to the timing of certain expenses and the increasing seasonal element of the Company's business.

         Income Tax Expense. Income tax expense of $4.5 million was recorded in the third quarter of 2000 at an effective income tax rate of 38.5% of pre-tax income compared to $3.7 million, or 40.3% of pre-tax income in the third quarter of 1999. The Company expects to maintain its effective tax rate at or below 39%.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Net Sales. The Company's net sales increased by $17.4 million, or 28.0%, to $79.5 million in the nine months ended September 30, 2000 from $62.1 million in the first nine months of 1999. Product sales increased by $14.0 million, or 28.1%, to $63.8 million in the first nine months of 2000 from $49.8 million in the same period in 1999. The increase in product sales is primarily attributable to (i) increased sales of the Company's Accelerated Math products, including follow-on sales of subject libraries and optical-mark card scanners,
(ii) increased sales of Accelerated Reader title disks, with about 36,000 available book titles, to a larger base of Accelerated Reader schools and (iii) strong sales of the Company's upgraded version of STAR Reading.

         Service revenue increased by $3.4 million, or 27.8%, to $15.7 million in the first nine months of 2000 from $12.3 million in the same period in 1999. Approximately $2.0 million of this increase is attributable to the Company's first annual National School Renaissance Conference presented in February 2000 and the balance of the increase is due to increased revenue from Renaissance training sessions.

         Cost of Sales. The cost of sales of products increased by $2.9 million, or 53.1%, to $8.5 million in the first nine months of 2000 from $5.5 million in the first nine months of 1999. As a percentage of product sales, the cost of sales of products increased to 13.3% in the first nine months of 2000 from 11.1% in the first nine months of 1999. The increase in cost of sales of products is primarily due to increased sales of optical-mark card scanners. A scanner is included with the sale of all Accelerated Math software and many additional scanners are sold separately. Although scanners are profitable, the gross profit margin on hardware is not as high as the gross profit margin on software. The cost of sales of services increased by $2.5 million, or 46.4%, to $7.9 million in the first nine months of 2000 from $5.4 million in the same period in 1999. This increase is primarily the result of costs associated with (i) the Company's first annual National School Renaissance Conference presented in the first quarter of 2000 and (ii) increased technical support costs due to broader product lines and the introduction of new versions of existing products. As a percentage of sales of services, the cost of sales of services increased to 50.4% in the first nine months of 2000 from 44.0% in the first nine months of 1999. The Company's overall gross profit margin declined to 79.4% in the first nine months of 2000 from 82.4% in the first nine months of 1999. Management expects that the overall gross profit margin will remain relatively constant for the remainder of 2000.

         Product Development. Product development expenses increased by $5.4 million, or 95.8%, to $11.1 million in the nine months ended September 30, 2000 as compared to $5.7 million in the corresponding 1999 period. These expenses increased primarily due to increased staff and consulting costs associated with new product development including several new products announced in 2000: eSchoolOffice Web-based school administration software, new versions of Generation21's Total Knowledge Management enterprise training software, and STAR Early Literacy diagnostic assessment for grades K-2, all of which are expected to be available in 2001. Increased product development expenses are also attributed to the development of localized versions of the Company's products for international markets; the completion of new Accelerated Reader quizzes; creation of additional Surpass test-preparation libraries; continued development of a suite of Web-based versions of the Company's existing core products; and a number of new products at various stages of development which the Company expects to announce in the future. As a percentage of net sales, product development costs increased to 14.0% in the first nine months of 2000 from 9.2% in the first nine months of 1999. The Company anticipates that product development costs will continue to increase with the Company's continued emphasis on product development and new business initiatives as a key to achieving future growth.

         Selling and Marketing. Selling and marketing expenses increased by $2.9 million, or 19.4%, to $12.8 million in the first nine months of 2000 from $15.2 million in the first nine months of 1999. These expenses increased primarily due to (i) salary and recruiting costs associated with hiring additional personnel to market and promote a broader product line, (ii) costs of marketing the Company's new Generation21 enterprise-wide training and knowledge management software, (iii) expenses related to the Company's National School Renaissance Conference in February 2000 and (iv) international marketing efforts. As a percentage of net sales, selling and marketing expenses declined to 22.8% in the first nine months of 2000 from 24.4% in the first nine months of 1999. Management anticipates that selling and marketing expenses will generally continue to rise as the Company aggressively promotes its new product lines in late 2000 and 2001.

         General and Administrative. General and administrative expenses increased by $1.5 million, or 21.3%, to $8.8 million in the nine months ended September 30, 2000 from $7.3 million in the same period in 1999. The higher expenses for 2000 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits, to support a larger base of business including new initiatives such as Generation21 and the expansion internationally. As a percentage of net sales, general and administrative costs declined to 11.1% in the first nine months of 2000 from 11.7% in the first nine months of 1999.

         Purchased Research and Development. In connection with an acquisition in June 1999, a portion of the purchase price was allocated to acquired in-process research and development costs. This resulted in a charge of $180,000 in the second quarter of 1999.

         Operating Income. Operating income increased by $2.2 million, or 9.7%, to $25.1 million in the first nine months of 2000 from $22.8 million in the same period in 1999. As a percentage of net sales, operating income decreased to 31.5% in the first nine months of 2000 from 36.8% in the first nine months of 1999.

         Income Tax Expense. Income tax expense of $10.7 million was recorded in the first nine months of 2000 at an effective income tax rate of 39.0% of pre-tax income compared to $10.0 million, or 41.2% of pre-tax income in the first nine months of 1999. The Company expects to maintain its effective tax rate at or below 39%.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company's cash, cash equivalents and short-term investments increased to $61.6 million from the December 31, 1999 total of $41.0 million. The increase of $20.6 million in the first nine months of 2000 is primarily due to $23.3 million in cash provided by operating activities offset by $3.0 million used in the purchase of property, plant and equipment. The Company believes cash flow from operations and its current cash position will be sufficient to meet its working capital requirements and fund future growth acquisition opportunities for the foreseeable future.

         At September 30, 2000, the Company had a $10.0 million unsecured revolving line of credit with a bank which is available until March 31, 2001. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. The Company also has a $1.0 million unsecured revolving line of credit with a bank which is available until April 30, 2001. The line of credit bears interest at a fixed rate of 7.5%. As of September 30, 2000, the lines of credit had not been used.

FORWARD-LOOKING STATEMENTS

         In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements relating to growth plans, projected sales, revenues, earnings and costs, financial and operating ratios, and product development schedules and plans. The Company's actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include those factors identified in (1) Item 1, Business, Forward-Looking Statements, contained in the Company's Form 10-K for the year ended December 31, 1999, and
(2) the Company's subsequent filings with the Securities and Exchange Commission, which factors are incorporated herein by reference.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         At September 30, 2000, the Company had no material market risk exposure (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).

Part  II - OTHER INFORMATION


Item   2.   Changes in Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d) The net proceeds to the Company from its initial public offering, after deducting underwriting discounts of $3,606,400 and other expenses of approximately $941,000, were approximately $46,972,000. From September 24, 1997 (the effective date of the Company's Form S-1 Registration Statement; SEC Reg. No. 333-22519) through September 30, 2000, the Company used the net proceeds from the offering as follows:

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

         (vii) Approximately $5.8 million was used for capital expenditures for expansion of operations.

         (viii) The balance of the net proceeds was used for general corporate purposes, including working capital and new product development.



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


                                    ADVANTAGE LEARNING SYSTEMS, INC.
                                    (Registrant)



         November 6, 2000           /s/ Michael H. Baum
         ----------------           ---------------------------
              Date                  Michael H. Baum
                                    Chief Executive Officer
                                    (Principal Executive Officer)


         November 6, 2000           /s/ Steven A. Schmidt
         ----------------           ---------------------------
              Date                  Steven A. Schmidt
                                    Secretary, Vice President, and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               Index to Exhibits
                               -----------------

             Exhibit No.        Description
             -----------        -----------

               27.1             Financial Data Schedule