Form 10-K
period 2000-12-31
ADVANTAGE LEARNING SYSTEMS INC
filed 2001-03-09
CIK 1030484

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934: FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $294,061,000 as of February 28, 2001. As of February 28, 2001, there were 34,465,587 of the Registrant's shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     In September 2000, we announced plans to change our corporate name from Advantage Learning Systems, Inc. to Renaissance Learning, Inc. While we immediately commenced doing business as Renaissance Learning, Inc., the formal legal name change is subject to shareholder approval at our 2001 annual meeting in April.

                                    OVERVIEW

     Advantage Learning Systems, Inc. is a leading provider of learning information systems to kindergarten through senior high ("K-12") schools in the United States and Canada. Our learning information systems consist of computer software and related training designed to improve student academic performance by increasing the quality, quantity, and timeliness of performance data available to educators and by facilitating increased student practice of essential skills. Learning information systems provide to educators benefits similar to those management information systems provide to business managers. As of December 31, 2000, we had sold our products to approximately 54,500, or over 40%, of the K-12 schools in the United States and Canada.

     Our flagship product, Accelerated Reader,* is software for motivating and monitoring increased literature-based reading practice. We believe that Accelerated Reader has achieved a leading market position as a result of its demonstrated effectiveness in improving student reading levels and overall academic performance. Our other primary learning information system products include STAR Reading,* Accelerated Math,* STAR Math,* and Perfect Copy.* In 2000, we introduced Surpass* test preparation software which began shipment in late 2000. We also announced STAR Early Literacy* diagnostic-assessment for pre-kindergarten through second grade with an expected release in mid-2001; and eSchoolOffice,* a Web-based school administration software product. In addition, we provide professional development training for educators through our Reading Renaissance,* Math Renaissance,* and School Renaissance* programs, electronic assessment software and services to educational publishers, and Total Knowledge Management* ("TKM"*) enterprise software for training and management throughout organizations.

     Advantage Learning Systems, Inc. was founded in 1986 and is incorporated under the laws of the State of Wisconsin. Our common stock trades on The Nasdaq Stock Market(R) under the symbol "ALSI." After shareholder approval of our new name, we expect to change our stock trading symbol to "RLRN." Our principal executive offices are located at 2911 Peach Street, P.O. Box 8036, Wisconsin Rapids, Wisconsin 54495-8036 (telephone: (715) 424-3636).

                                    PRODUCTS

SOFTWARE AND SUPPORT SERVICES

     We offer software products for use in the K-12 marketplace, as well as support services to the users of our software products. These software products improve student academic performance by intensifying skills practice and increasing the quality, quantity, and timeliness of information available to educators. We also sell training and knowledge management software to corporate customers. Our software and support services accounted for approximately 85%, 86%, and 86% of our net sales in 2000, 1999, and 1998, respectively.

-------------------------
* Accelerated Reader(R), STAR Reading(R), Accelerated Math(R), STAR Math(R), Reading Renaissance(R) and Math Renaissance(R) are registered trademarks of the company. Perfect Copy(TM), Surpass(TM), STAR Early Literacy(TM), eSchoolOffice(TM), School Renaissance(TM), Total Knowledge Management(TM), and
   TKM(TM) are common law trademarks of the company.

  ACCELERATED READER

     Accelerated Reader is a learning information system for motivating and monitoring increased literature-based reading practice. Accelerated Reader is designed to be very easy to use by students and educators alike. A student selects a book at an appropriate reading level from a list of books for which the school has an Accelerated Reader quiz and reads the book. The student then takes a multiple choice quiz on a computer. The questions contained in the quizzes are carefully drafted to ensure that a student who has thoroughly read a book at the appropriate level will pass. For each book read, Accelerated Reader tracks the amount of reading practice achieved by calculating points based on the length and difficulty of the book and the student's performance on the quiz. The information generated from this process -- titles read, percent of comprehension and amount of reading done -- creates a database of student reading achievement. From this database, Accelerated Reader generates more than 30 different reports from which educators can monitor the amount and quality of reading practice for each of their students and easily identify individual students who may require special attention. The most recent version of Accelerated Reader includes built-in Spanish-English capabilities and supports Literacy Skills quizzes. Literacy Skills quizzes allow teachers using Accelerated Reader to assess students' proficiency on 24 specific skills found in state and district language arts standards and many standardized tests. We developed quizzes on over 10,000 book titles in 2000 and currently have a library of computerized book quizzes on more than 39,000 titles. Titles on disk are organized by reading level and subject matter. Continued usage of Accelerated Reader creates demand for additional quizzes, STAR Reading, Reading Renaissance training, and related products.

  STAR READING

     STAR Reading is a computer-adaptive reading test that we believe is the first software to provide to classroom teachers reading scores statistically correlated to national norms in ten minutes or less at the computer. STAR Reading adapts itself to each student's reading level by applying a proprietary branching logic that evaluates the pattern of the student's answers to determine the level of difficulty required for subsequent questions. The results from this test provide educators with a database of statistically accurate reading level information on their students from which they can generate useful reports and adjust instructional strategies accordingly. STAR Reading is easy to use and can be administered several times per year. The most recent version of STAR Reading includes a 70-percent-larger item bank of test questions and a new, two-stage test to help educators pinpoint students' reading levels faster and more accurately.

  ACCELERATED MATH

     Accelerated Math is a task-level learning information system that helps students to meet math objectives, first grade through calculus. It employs algorithm technology to automatically align assignments to academic objectives and tracks mastery of each objective. Like Accelerated Reader, Accelerated Math encourages and monitors student practice of foundational skills, while providing immediate feedback on performance to students and teachers. An optical-mark card scanner is included with the sale of Accelerated Math site licenses to efficiently handle all scoring and record-keeping chores, minimizing teacher effort and paperwork. Many additional scanners are sold separately. In 2001, we expect to release math learning cards, instructional supplements for assisting with teaching math objectives aligned to Accelerated Math libraries.

  STAR MATH

     STAR Math is a computer-adaptive math test and database that provides the same benefits as STAR Reading. STAR Math reports provide objective information to help educators instantly place new students, monitor progress, and match instruction to individual student levels. Quick, accurate, and easy to administer, STAR Math provides math scores for third grade through high school in approximately 15 minutes. Like STAR Reading, it can be administered throughout the school year to track math development.

  PERFECT COPY

     Perfect Copy is software that helps educators improve students' core writing skills. It uses in-context editing to cover the rules of grammar, punctuation, and word usage. In 2000, we introduced Perfect Copy High School, our first product aimed specifically at the secondary education market. We expect to develop other language arts products in the future.

  SURPASS

     Surpass test-preparation software generates practice tests that mirror state standardized tests in content, format, and the test-taking experience. Surpass reports enable educators to immediately diagnose problems, focus on each student's strengths and weaknesses, and develop effective intervention strategies to raise test scores. Currently, versions of Surpass are available for the TAAS, SAT 9, and California standardized tests. We intend to develop test-preparation software libraries for additional standardized tests in 2001.

  TOTAL KNOWLEDGE MANAGEMENT

     The TKM system is integrated, enterprise-wide training and knowledge management software. The system creates, launches, and manages training in all media including intranet, internet, CD-ROM, print, and instructor-led training. In 2000, we announced and completed significant new versions of TKM, including employee access to knowledge data bases via wireless technology. We intend to sell the system to businesses and government agencies and also use it in professional development training for teachers and large school districts.

  EXPERT SUPPORT PLANS

     We offer Expert Support Plans ("ESPs") that provide users of our products access to telephone support and other benefits such as free or reduced-cost upgrades. Packaged with kits and also sold as add-ons, ESPs entitle educators to expert help resolving questions regarding technical problems with our products, networks, and other software interacting with our products.

PROFESSIONAL DEVELOPMENT

     We offer professional development programs and products that train educators to effectively use our software products. Revenues from professional development accounted for approximately 15%, 14%, and 14% of our net sales in 2000, 1999, and 1998, respectively.

  READING RENAISSANCE

     The Reading Renaissance program provides educators with professional development training to most effectively use the Accelerated Reader, STAR Reading, and the learning information they generate. This training combines technology and classroom techniques to increase in-school accountable reading practice. We offer a variety of Reading Renaissance seminars and workshops, including one- and two-day training programs, which are conducted throughout the year at various hotel locations in the United States, and on-site training programs pursuant to which our training staff visits an individual school, school district or region to conduct a seminar or workshop. Since its inception in late 1993 through December 31, 2000, we have trained over 279,000 educators, of whom approximately 90,000 were trained in 2000.

     To encourage educators who have completed Reading Renaissance training to fully implement the methodology, we initiated the "Model Classroom" certification program in 1995. This program recognizes educators who meet certain objective implementation standards related to the amount of accountable reading among students, regular diagnosis and intervention with at-risk students, and other key variables. As of February 1, 2001, the program has certified over 8,000 "Model Classroom" teachers, and 273 "Model Schools" in which the majority of classrooms have "Model Classroom" teachers.

  MATH RENAISSANCE

     Offered both on-site and at hotel sites throughout the United States, one-day Math Renaissance seminars instruct educators in techniques to enhance their math curriculum and instruction methods. We expect Math Renaissance to grow along with utilization of our STAR Math and Accelerated Math software.

  RENAISSANCE SCHOOLWIDE

     Renaissance Schoolwide, sometimes referred to as School Renaissance, is a comprehensive multi-year school and district-wide improvement program. Renaissance Schoolwide combines implementation of our major software products, professional development training, and consulting services over a period of several years to entire schools and districts.

  OTHER PROFESSIONAL DEVELOPMENT

     We also produce videotapes and manuals to be used in conjunction with our training programs. Further, we conduct research on best practices, perform field validation of techniques, publish internally generated as well as third-party research and gather information to guide the development of our learning information systems.

                              PRODUCT DEVELOPMENT

     We believe that continued substantial investment in product development is required to remain competitive and grow in the K-12 marketplace. We invest continuously in the development of new products, enhancement of existing products, and development of tools to increase the efficiency of product development. For the years ended December 31, 2000, 1999, and 1998, we expended approximately $15.4 million, $8.9 million, and $5.2 million, respectively, on product development (including amounts capitalized).

     We generate new software product concepts that we believe will help educators improve student academic performance, based on our understanding of learning information theory and the need for practice of essential academic skills. These product concepts are then refined based on feedback from our customers, which we continuously solicit and incorporate throughout the new product development process. Based on the refined product concepts, product proposals are then formulated by the marketing and software engineering groups and reviewed by management to determine which should be developed into prototypes. These prototypes are then tested in customer schools. Before beginning production, management makes a final evaluation of each new product to determine that it is both desired by educators and effective in meeting their needs.

     The professional development training programs were originally developed, and are continually refined, through field experience with our products and research by our staff. We conduct research into effective education techniques related to our products and services. This research provides the staff with a standard against which to develop and refine training programs to help educators accelerate learning.

                             SELLING AND MARKETING

     We market our products primarily to individual educators in the K-12 market, including teachers, school librarians, and principals. We also market our products to entire schools and school districts, as well as internationally through our subsidiaries in the United Kingdom and Australia. Our training and knowledge management software is currently sold primarily to corporate customers. Our sales and marketing strategy consists primarily of direct marketing to potential and existing customers, and through sales staff in the field. We use a variety of lead generating techniques, including trade shows, advertisements in educational publications, direct mail, Web sites, and referrals. Once product literature has been forwarded to a current or potential customer, one of our in-house staff of telephone sales representatives contacts the customer to answer questions and, ultimately, direct the customer to a purchase. For potential district sales, a sales meeting is arranged with a field representative to discuss purchase and implementation of our software products, professional development training and consulting services on a district-wide, multi-year basis.

     In addition, we have resale arrangements with various book dealers and book publishers that are authorized to sell our products to their customers. These firms are particularly receptive to such alliances because use of our products in schools encourages, rather than competing with, the sale of books and other products sold by these firms. Sales to one of the distributors, Perma-Bound, a division of Hertzberg-New Method, Inc. ("Perma-Bound"), accounted for 8.5%, 11.5%, and 13.9% of our net sales in 2000, 1999, and 1998, respectively.

     In late 2000 and early 2001, we announced new alliances with several leading educational publishers including Scott Foresman, Houghton Mifflin Company's School Division, and Harcourt School Publishers, to develop Accelerated Reader quizzes aligned to the publishers' reading selections to help teachers assess student comprehension and monitor students' reading growth. Similar alliances were formed with Houghton Mifflin Company's School Division and with Glencoe/McGraw-Hill to offer math management software aligned with their school textbook programs. Customized math content libraries for our Accelerated Math software will mirror the objectives, problem types, and presentations in their textbooks. We intend to seek additional strategic alliances with book distributors and publishers and to use alliances to expand our base of strategic partners to sell our products. Furthermore, we plan to continue to develop other cross-marketing arrangements with third-party firms selling non-competing products into the education market.

     We presented our first National School Renaissance Conference in February 2000 in Nashville, Tennessee. The conference provided the opportunity for almost 6,000 educators to learn more, to network and inspire others with their success stories, and to see all the latest products and services that support our Renaissance professional development training. The 2001 conference will be held in Las Vegas in late March.

                                   PRODUCTION

     Currently, most of our software products are distributed on CD-ROM or diskettes. The CD-ROM disks are produced by a third-party contractor. The diskettes are duplicated and packaged at our headquarters. Other related products, including videotapes, books, graphics, and motivational items, are produced by third-party vendors. Our on-line ordering and delivery system introduced in 1999 has been highly successful in selling Accelerated Reader quizzes over the Internet.

                                  COMPETITION

     The K-12 educational technology and professional development markets in which we operate are very competitive. We compete primarily against more traditional methods of education, training, and testing, including pencil and paper testing. In addition, we compete with other companies offering educational software products to schools. Our reading products also compete more directly with products such as Scholastic's Reading Counts. Many other companies, including Microsoft Corp. and Walt Disney Co., provide educational software products which we believe are not marketed primarily to schools. Our existing competitors may continue to broaden their product lines, and potential competitors, including large hardware manufacturers, software developers, and educational publishers, may enter or increase their focus on the school market, resulting in greater competition for us. Success in selling our products, particularly our reading products, may cause competitors to focus on our products in their marketing efforts thereby increasing direct competition. There can be no assurance that we will continue to be able to market our products successfully or compete effectively in the educational products marketplace.

                             INTELLECTUAL PROPERTY

     We regard certain of our technologies as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws and employee non-disclosure agreements to establish and protect our proprietary rights. There can be no assurance that the steps taken by us to protect our rights will be adequate to prevent or deter misappropriation. In addition, while we do not believe that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such an assertion may be material, whether or not the assertion is validated. The software market has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. There can be no assurance that our software products will not experience unauthorized reproduction, which would have a material adverse effect on our business, financial condition, and results of operations.

                                   EMPLOYEES

     As of February 1, 2001, we had 999 full and part-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.

                                    BACKLOG

     As of December 31, 2000 and 1999, we had backlogs that aggregated approximately $7.8 million and $5.3 million, respectively. The backlog at December 31, 2000 is primarily for training seminars and programs not yet conducted and for registrations for our National School Renaissance Conference in March 2001. All of the backlog is expected to be realized during 2001. The backlog at December 31, 1999 was primarily related to registrations for our National School Renaissance Conference presented in February 2000 and for training seminars and programs not yet conducted.

                           FORWARD-LOOKING STATEMENTS

     In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 1, Business and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans, (2) information included or incorporated by reference in our future filings with the Securities and Exchange Commission including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans and (3) information contained in written material, releases and oral statements issued by us, or on behalf of us, including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the following:

     Reliance on Single Product Line and Significant Distributor. Our Accelerated Reader software and supplemental Accelerated Reader quiz disks accounted for approximately 34%, 40%, and 48% of our net sales in 2000, 1999, and 1998, respectively. Sales of our products through one book distributor accounted for 8.5%, 11.5%, and 13.9% of net sales in 2000, 1999, and 1998, respectively. An overall decline in sales of Accelerated Reader and supplemental quiz disks, including sales through book distributors, would have a material adverse effect on our business, financial condition, and results of operations.

     Dependence on Continued Product Development. The K-12 educational technology and professional development markets in which we compete are characterized by evolving industry standards, frequent product introductions, and sudden technological change. Our future success will depend, to a significant extent, on a number of factors, including our ability to enhance our existing products and develop and successfully introduce new products, including new products designed for use in other areas of the curriculum, our ability to ship new products in a timely fashion and our ability to respond quickly and in a cost efficient manner to technological change, including shifts in operating systems, languages, alternative delivery systems and other environments. There can be no assurance that products designed for use in other areas of the curriculum besides reading will be as well received as our reading products, particularly since such other products may require technology and/or resources not generally available in all schools. We attempt to maintain high standards for the demonstrated academic effectiveness of our products. Our adherence to these standards could delay or inhibit the introduction of new products. Moreover, there can be no assurance that our products will not be rendered obsolete or that we will have sufficient resources to make the necessary investments or be able to develop and market the products required to maintain our competitive position.

     Management of Growth. We have experienced rapid growth. If such growth continues, it may place a strain on our financial, management, systems, and other resources. Our ability to manage our growth effectively will require us to attract, train, motivate, manage, and retain key employees and to improve our operational, financial, and management information systems. If we are unable to maintain and manage growth effectively, our business, financial condition, and results of operations would be adversely affected.

     Risks of New Products and Services for New Markets. Our business strategy includes the introduction of new products and services directed at new markets. Specifically, through our Generation21 Learning Systems subsidiary, we intend to sell enterprise software for training development and management to businesses and government organizations. We have historically focused on the education market and have little, if any, experience in developing and marketing products and services to business or government customers. There can be no assurance that we will be successful in offering new products and services and entering new markets as planned or that any such products or services, if introduced, will achieve acceptance in the marketplace.

     Risks of International Expansion. A key component of our growth strategy is to continue to expand our operations into international markets. Doing business in international markets is subject to a number of risks, including, among others: acceptance by foreign educational systems of our approach to educational products; lack of existing customer base; unexpected changes in regulatory requirements; potentially adverse tax consequences; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; changing economic conditions; exposure to different legal standards (particularly with respect to intellectual property); burdens of complying with a variety of foreign laws; and fluctuations in currency exchange rates. If any of these risks were to materialize, our business, financial condition, and results of operations could be adversely affected.

     Opposing Educational Philosophies. We focus on developing and marketing educational products and services that demonstrate effectiveness through measurable results. This approach, however, is not accepted by all academics and educators, some of whom formulate opinions about the desirability of a particular educational product or service based on philosophical or other concerns rather than the effectiveness of the product. Certain academics and educators are opposed to the principles and methodologies underlying and associated with our products, such as the use of objective standards, standardized testing, computers and motivational techniques, among others. Some of these philosophical opponents of our products and services have the capacity to influence the market for our products, and such influence could have a material adverse impact on demand for our products and, thus, our business, financial condition, and results of operations.

     Dependence on Educational Institutions and Government
Funding. Substantially all of our revenue is derived from sales to educational institutions, individual educators, and suppliers thereto. There can be no assurance that educational institutions and/or individual educators will continue to invest in technology-based products and professional development for reading and other curricula or continue to respond favorably to our marketing. Our inability to increase the number of products sold or number of schools served would adversely affect our business, financial condition, and results of operations. Because of our dependence on educational institutions, the funding of which is largely dependent on government support, a substantial decrease in government budgets or funding for educational software or technology would have a material adverse effect on our business, financial condition, and results of operations. In addition, certain aspects of government sponsored education initiatives may not endorse, or be complementary to, the principles and methodologies underlying and associated with our products, which could adversely affect our business, financial condition, and results of operations.

     Geographic Concentration of Sales. A substantial portion of our sales is concentrated in several states, including California, Texas, Florida, Georgia, and North Carolina, which accounted for approximately $12.5 million, $11.0 million, $5.6 million, $4.9 million, and $4.6 million, respectively, of our net sales in 2000. If large numbers of schools or a district or districts controlling a large number of schools in such states were to discontinue purchasing our products, our business, financial condition, and results of operations would be materially adversely affected.

     Highly Competitive Industry. The K-12 educational technology and professional development markets in which we operate are very competitive. We compete primarily against more traditional methods of education, training and testing, including pencil and paper testing. In addition, we compete with other companies offering educational software products to schools. Our reading products also compete more directly with products such as Scholastic's Reading Counts. Many other companies, including Microsoft Corp. and Walt Disney Co., provide educational software products which we believe are not marketed primarily to schools. Our existing competitors may continue to broaden their product lines, and potential competitors, including large hardware manufacturers, software developers and educational publishers, may enter or increase their focus on the school market, resulting in greater competition for us. Success in selling our products, particularly our reading products, may cause competitors to focus on our products in their marketing efforts thereby increasing direct competition. There can be no assurance that we will continue to be able to market our products successfully or compete effectively in the educational products marketplace.

     Dependence on Key Personnel. Our success depends to a significant extent upon the continued active participation of certain key members of management, including Judith Paul and Terrance Paul, our Chairman and Vice Chairman, respectively. In addition to serving as Chairman, Ms. Paul acts as our spokesperson and coordinates our public relations and customer communications policies. Mr. Paul is primarily responsible for our long-term strategic planning and new product development strategy. We do not have employment agreements with either of these persons and have no current intention of entering into any such employment agreements. The loss of services of either of these persons would have a material adverse effect on our business, financial condition, and results of operations.

     Ability to Attract and Retain Qualified Personnel. Our future success will depend, in part, upon our continuing ability to retain the employees, including senior management personnel, who have assisted in the development and marketing of our products and to attract and retain qualified additional employees trained in computer technology, marketing, and finance to enhance our product offerings and broaden our operations. There can be no assurance that we will continue to be able to attract and retain such personnel. The failure to attract or retain the necessary personnel would have a material adverse effect on our business, financial condition, and results of operations.

     Fluctuations in Quarterly Performance. We generally ship products as orders are received, and therefore, we have historically operated without significant backlog. Thus, revenues in any quarter are substantially dependent on the quantity of product orders received in that quarter. The quantity of product orders in any quarter can be affected by a variety of factors, including the following:

     - delays in the development and/or shipment of new products can adversely affect our revenue in one or more quarters;

     - the shipment of new products for which orders have been building for some period of time can cause the revenues in the quarter in which shipment occurs to be higher than revenues in preceding or subsequent quarters; and

     - seasonal variations due to, among other things, the budget and school-year cycles of our school customers.

     In addition to fluctuations in product orders, our quarterly results can also be affected by the following:

     - charges related to acquisitions, including acquisition expenses, the write-off of in-process research and development, the amortization of goodwill, and similar items;

     - charges related to obsolete or impaired assets; and

     - expenses related to product development and marketing initiatives.

     Our overall gross margins also fluctuate based upon the mix of product sales and service sales. We realize significantly higher margins on our product sales. Service revenues tend to be more seasonal than product revenues, resulting in seasonal variations in margins. Quarterly service revenues are typically highest in the third quarter.

     Share Price Volatility. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include announcements of technological innovations and/or new products by us and our competitors, earnings releases and earnings warnings by us and our competitors, expectations regarding government funding levels for education, market conditions in the industry, and the general state of the securities markets. The market price of our common stock may decline significantly if we fail to meet the published earnings estimates of analysts and others. In addition, quarterly fluctuations of our results of operations as described above may cause a significant variation in the market price of our common stock.

     Limited Protection of Intellectual Property and Proprietary Rights. We regard certain of our technologies as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws and employee non-disclosure agreements to establish and protect our proprietary rights. There can be no assurance that the steps taken by us to protect our rights will be adequate to prevent or deter misappropriation. In addition, while we do not believe that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such an assertion may be material, whether or not the assertion is validated. The software market has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. There can be no assurance that our software products will not experience unauthorized reproduction, which would have a material adverse effect on our business, financial condition, and results of operations.

     Concentration of Share Ownership; Control by Principal Shareholders/Management. As of March 1, 2001, our principal shareholders, Judith and Terrance Paul, who are also our Chairman and Vice Chairman, respectively, beneficially owned approximately 70.9% of our outstanding common stock. As a result, these principal shareholders have the ability to control and direct our business and affairs.

     Shares Eligible for Future Sale. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price for the common stock. As of March 1, 2001, approximately 24.5 million shares of our common stock were held by "affiliates" and may be publicly sold only if registered under the Securities Act of 1933 or sold in accordance with an applicable exemption from registration, such as Rule 144. In addition, we have filed registration statements under the Securities Act of 1933 to register an aggregate of 3,000,000 shares of common stock reserved for issuance under our 1997 Stock Incentive Plan and an aggregate of 500,000 shares of common stock reserved for issuance under our Employee Stock Purchase Plan, which will, when issued in accordance with such plans, be eligible for immediate sale in the public market, subject to the Rule 144 resale limitations for affiliates.

     Our principal shareholders, Judith and Terrance Paul, have adopted a securities trading plan with respect to a portion of their Advantage Learning Systems, Inc. common stock. The plan provides for the sale of approximately 2% of the Paul's current holdings of common stock on an annual basis. The plan provides for monthly sales, subject to various legal and contractual limitations.

     No Payment of Cash Dividends. We do not anticipate paying any cash dividends in the foreseeable future.

     Possible Antitakeover Effects of Certain Articles and By-Law Provisions and Provisions of Wisconsin Law. Our Amended and Restated Articles of Incorporation and Amended and Restated By-Laws, along with Wisconsin statutory law, contain provisions that could discourage potential acquisition proposals and might delay or prevent a change in control of Advantage Learning Systems, Inc. Such provisions could result in our being less attractive to a potential acquirer and could result in the shareholders receiving less for their common stock than otherwise might be available in the event of a takeover attempt.

ITEM 2. PROPERTIES

     Our corporate headquarters are located in Wisconsin Rapids, Wisconsin, in a 125,000 square foot facility owned by us. Our training operations are located in a 74,000 square foot facility in Madison, Wisconsin owned by Athena Holdings LLC ("Athena"). We own 70% of Athena and our training subsidiary leases 42,769 square feet of the facility from Athena. We also lease other office space to accommodate subsidiaries and other operations.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently involved in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted during the fourth quarter of fiscal 2000 to a vote of our security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    NAME AND AGE OF OFFICER                                   OFFICE
    -----------------------                                   ------
Judith Ames Paul...............    Ms. Paul is the co-founder of the company and has been
  Age 54                           chairman of the board of directors since 1986. Ms. Paul acts as our spokesperson and coordinates our public relations and customer communication policies. Ms. Paul is a leading
                                   teacher advocate, an education activist and the Executive
                                   Editor of Horizons and Math Advantage, which are newsletters published by the School Renaissance Institute, Inc., one of our wholly-owned subsidiaries. Ms. Paul holds a bachelors
                                   degree in elementary education from the University of
                                   Illinois.
Terrance D. Paul...............    Mr. Paul is the co-founder of the company and has been vice
  Age 54                           chairman of the board of directors since July 1996. Mr. Paul is primarily responsible for our long-term strategic
                                   planning and new product development strategy. He
                                   conceptualized and led the development of Accelerated
                                   Math(TM), STAR Reading(TM), STAR Math(TM) and
                                   Renaissance(TM)professional development. Mr. Paul
                                   coordinates the research activities conducted by the School
                                   Renaissance Institute, and supervises the research
                                   activities of Generation21 Learning Systems, LLC, which is one of our wholly-owned subsidiaries. From November 1995
                                   until July 1996, Mr. Paul served as our chief executive
                                   officer. From January 1992 until August 1993 and again from
                                   September 1994 until November 1995, Mr. Paul served as our president. For the 12 years prior to 1992, Mr. Paul was
                                   president of Best Power Technology, a manufacturer of
                                   uninterruptible power systems. Mr. Paul has authored
                                   numerous research reports, including Patterns of Reading
                                   Practice (1996) and Theoretical Foundations of Learning
                                   Information Systems (1997). Mr. Paul holds a law degree from the University of Illinois and an MBA from Bradley
                                   University. Terrance Paul is Judith Paul's husband.
Michael H. Baum................    Mr. Baum has been our chief executive officer since July
  Age 53                           1996 and a director since September 1994. Mr. Baum served as our president between November 1995 and June 1996. From
                                   September 1994 until November 1995, Mr. Baum served as the managing director of the School Renaissance Institute and
                                   from June 1994 until September 1994, he served as the
                                   director of educational consulting for the School
                                   Renaissance Institute. From 1984 until June 1994, Mr. Baum held a variety of positions with Francorp, Inc., an
                                   international management consulting firm based in Chicago, his last position being that of executive vice president,
                                   which he held from September 1991 until June 1994. Mr. Baum holds a bachelors degree and a masters degree in teaching
                                   from Yale University and an MBA from Northwestern
                                   University.

    NAME AND AGE OF OFFICER                                   OFFICE
    -----------------------                                   ------
John R. Hickey.................    Mr. Hickey has been our president since July 1996 and a
  Age 45                           director since October 1996. From January 1996 until June
                                   1996, Mr. Hickey served as executive vice president of R.F.
                                   Technologies, Inc., a manufacturer of protection devices,
                                   and from September 1995 until December 1995, he served as
                                   executive vice president of Liebert Corporation (a
                                   subsidiary of Emerson Electric), a manufacturer of
                                   uninterruptible power supplies. From January 1989 until June
                                   1995, Mr. Hickey held various senior management positions
                                   with Best Power Technology, including executive vice
                                   president of operations, senior vice president of sales and marketing and vice president-international. In addition, Mr.
                                   Hickey spent approximately ten years with Briggs and
                                   Stratton, a manufacturer of air-cooled gasoline engines for outdoor power equipment, headquartered in Milwaukee,
                                   Wisconsin. While at Briggs and Stratton, Mr. Hickey served in various management positions, eventually rising to the
                                   position of the director of international sales and finance administration, a position he held from October 1985 until
                                   January 1989. Mr. Hickey holds a bachelors degree in
                                   international business from the University of Wisconsin.
Steven A. Schmidt..............    Mr. Schmidt joined the company in August 1999 as vice
  Age 46                           president, chief financial officer and secretary. From
                                   January 1998 until December 1998, he served as corporate
                                   controller for Wausau-Mosinee Paper Corporation, a specialty paper manufacturer. From June 1993 until December 1997, Mr.
                                   Schmidt was vice president finance, secretary and treasurer for Wausau Paper Mills Company, a publicly traded specialty paper manufacturer headquartered in Wausau, Wisconsin, after having served the company since August 1992 as corporate
                                   controller. From March 1990 until August 1992, Mr. Schmidt was employed by Georgia Pacific Corporation as controller,
                                   Wisconsin operations in Port Edwards, Wisconsin. From June
                                   1980 until March 1990, he worked for Nekoosa Papers, Inc., a division of Great Northern Nekoosa Corp., in Port Edwards,
                                   Wisconsin, in various financial management positions before the company was acquired by Georgia Pacific Corporation. Mr.
                                   Schmidt holds a bachelors degree in accountancy from the
                                   University of Wisconsin-LaCrosse, and is a Certified Public
                                   Accountant.

     The term of office of each executive officer is from one annual meeting of the board of directors until the next annual meeting of the board of directors or until a successor for each is selected.

     There are no arrangements or understandings between any of our executive officers and any other person (not an officer or director of the company acting as such) pursuant to which any of the executive officers were selected as an officer of the company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The common stock is traded under the symbol "ALSI" on The Nasdaq Stock Market(R), and quotations are supplied by the National Association of Securities Dealers, Inc. The table below sets forth the reported high and low closing sale prices for shares of our common stock on The Nasdaq Stock Market(R) during the indicated quarters.

                                                                HIGH        LOW
                                                                ----        ---
Fiscal year ended December 31, 2000
  First Quarter............................................    $18.688    $11.688
  Second Quarter...........................................     16.250     12.750
  Third Quarter............................................     37.375     15.500
  Fourth Quarter...........................................     36.125     20.313
Fiscal year ended December 31, 1999
  First Quarter............................................    $41.500    $28.531
  Second Quarter...........................................     31.625     16.875
  Third Quarter............................................     33.000     16.563
  Fourth Quarter...........................................     29.438     10.500

HOLDERS

     As of February 9, 2001, there were 630 record holders of the common stock.

HISTORICAL DIVIDENDS

     For the years ended December 31, 2000 and 1999, no dividends or other distributions were paid to shareholders. We intend to retain all of our future earnings to fund growth and the operation of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the board of directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     There were no sales of unregistered securities during the year ended December 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                    2000       1999       1998       1997       1996
                                                    ----       ----       ----       ----       ----
CONSOLIDATED INCOME STATEMENT DATA(1)
Net sales:
  Products....................................    $ 87,004    $67,608    $44,064    $29,350    $18,930
  Services....................................      19,987     15,980     11,084      6,964      3,451
                                                  --------    -------    -------    -------    -------
          Total net sales.....................     106,991     83,588     55,148     36,314     22,381
                                                  --------    -------    -------    -------    -------
Cost of sales:
  Products....................................      11,621      7,768      4,375      3,788      2,329
  Services....................................      10,300      7,557      4,496      3,013      1,898
                                                  --------    -------    -------    -------    -------
          Total cost of sales.................      21,921     15,325      8,871      6,801      4,227
                                                  --------    -------    -------    -------    -------
          Gross profit........................      85,070     68,263     46,277     29,513     18,154
Operating expenses:
  Product development.........................      14,922      8,500      5,140      3,496      1,555
  Selling and marketing.......................      24,166     21,546     13,712      9,709      6,639
  General and administrative..................      11,833     10,115      7,529      5,817      3,547
  Purchased research and development..........          --      1,080        475         --      3,400
  Phantom stock plan termination..............          --         --         --      1,617         --
                                                  --------    -------    -------    -------    -------
          Total operating expenses............      50,921     41,241     26,856     20,639     15,141
                                                  --------    -------    -------    -------    -------
          Operating income....................      34,149     27,022     19,421      8,874      3,013
Other income (expense), net...................       3,385      2,067      1,615        (81)      (155)
                                                  --------    -------    -------    -------    -------
Income before taxes...........................      37,534     29,089     21,036      8,793      2,858
Income tax provision (benefit)................      14,601     11,943      8,844       (673)    (1,602)
                                                  --------    -------    -------    -------    -------
  Net income..................................    $ 22,933    $17,146    $12,192    $ 9,466    $ 4,460
                                                  ========    =======    =======    =======    =======
Basic earnings per share(2)...................    $   0.67    $  0.50    $  0.36    $  0.33    $  0.16
Diluted earnings per share(2).................        0.67       0.50       0.36       0.32       0.16
CONSOLIDATED BALANCE SHEET DATA
Working capital...............................    $ 68,841    $46,923    $34,193    $28,452    $   566
Total assets..................................     118,221     88,419     68,280     51,177     19,855
Notes payable and long-term debt..............          --         --         --         --     10,450
Shareholders' equity..........................      99,670     74,935     55,059     42,803      3,774

-------------------------

(1) In July 1999, we acquired Generation21 Learning Systems, LLC in a transaction accounted for as a pooling-of-interests. Accordingly, financial information for all periods presented has been restated to include the results of Generation21.

(2) Per share data have been restated to reflect a 2-for-1 stock split in the form of a dividend effective February 26, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     Advantage Learning Systems, Inc., doing business as Renaissance Learning, Inc., is a leading provider of learning information systems to kindergarten through senior high ("K-12") schools in the United States and Canada. Our learning information systems consist of computer software and related training designed to improve student academic performance by increasing the quality, quantity, and timeliness of performance data available to educators and by facilitating increased student practice of essential skills. Our flagship product, Accelerated Reader, is software for motivating and monitoring increased literature-based reading practice. Our software products also include STAR Reading, a computer-adaptive reading test and database; Accelerated Math and STAR Math, software products that apply to math the principles that have made the reading software effective in improving academic performance; and Perfect Copy, writing skills development software.

     Our learning information system products also include the Reading Renaissance, Math Renaissance and other programs through which we provide professional development training for educators. Our School Renaissance program is a comprehensive package of software, professional development training, and consulting services aimed at accelerating learning and improving test scores in reading, math, writing, and overall academic performance throughout schools and school districts. In 2000, we introduced Surpass test-preparation software which began shipment in late 2000. We also announced STAR Early Literacy diagnostic assessment for grades kindergarten through second scheduled for mid-2001 release; new versions of Generation21's Total Knowledge Management enterprise training software; and eSchoolOffice, a Web-based school administration software product. In addition, we provide electronic assessment products and services to educational publishers and we sell enterprise software for organization-wide training and knowledge management.

     Our sales are derived primarily from the sale of software products, software support agreements, and training seminars and programs. Revenues are recorded net of an allowance for estimated returns. Allowances for bad debts are also recorded at the time of the sale. Product revenue is derived primarily from the sale of software products. We recognize revenue from sales of our off-the-shelf software products at the time of shipment to customers. We recognize revenue from the sale of custom software products on the percentage-of-completion method of accounting. Service revenue is derived from
(i) training seminars, (ii) consulting services, and (iii) software support agreements whereby we provide ongoing customer support and product upgrades. Revenue from training seminars is recognized when the seminar is performed. Revenue from consulting services is recognized as the service is performed or on a straight-line basis over the contractual period. Revenue from software support agreements with a duration of twelve months or less that are bundled with a software product sale is recognized at the time the software is shipped, and the related costs of providing these support services are accrued. Revenue from separately sold software support agreements is recognized on a straight-line basis over the term of the agreement which begins after the expiration of any support bundled with the software product sale. Deferred revenue includes (i) payments received for products not yet delivered, (ii) advance payments on contract revenues, (iii) payments received for seminars not yet held, and (iv) that portion of separately sold software support agreements that has not yet been recognized as revenue.

     Because software products are generally shipped as orders are received, we have historically operated without significant backlog. However, it is our practice to announce new products prior to the time at which such products will be ready for shipment to allow customers sufficient lead time for budgeting and curriculum purposes. This practice can result in a significant backlog for orders of new products. These orders are generally filled within a relatively short period of time after the product is ready for shipment. The shipment of backlogged new products in certain periods can cause those periods to have somewhat higher sales and higher sales growth rates than other periods.

     Cost of sales consists of expenses associated with sales of software products, support agreements, and training seminars and programs. These costs include: (i) personnel-related costs, (ii) costs associated with the manufacture and assembly of our products, including the cost of purchased optical-mark card scanners,

(iii) shipping and freight costs, (iv) amortization of capitalized development costs and (v) other overhead costs. We recognize significantly higher gross margins on our product sales than on our service sales. Product sales as a percentage of total sales have remained relatively constant. Gross profit margins on products have decreased primarily due to mix associated with the hardware component of our math products. An optical-mark card scanner is included with the sale of all Accelerated Math site licenses and many additional scanners are sold separately. The gross profit margin on hardware is not as high as the gross profit margin on software. We began shipment of math products late in 1998.

     Gross profit margins on service sales have decreased in 2000 primarily due to increased costs of providing technical support related to software support agreements. The higher costs are due, in part, to supporting our broader product lines and the introduction of new versions of existing products in 2000.

     We expense all development costs associated with a software product until technological feasibility is established, after which time such costs are capitalized until the product is available for general release to customers. Capitalized product development costs are amortized into cost of sales generally using the straight-line method over 24 months.

     In November 2000, our subsidiary, Renaissance Corporate Services, Inc., acquired the assets and business of Engineering Software Associates, Inc. ("ESA"), Minneapolis, Minnesota, a provider of test generation and tutorial software to college textbook publishers. Post-secondary textbook publishers have commissioned ESA software to support textbooks on a wide variety of subjects. Instructors using the texts can administer tests to students on paper, via networks or over the Internet. The acquisition is not expected to have a material impact on our overall results of operations in the near term.

                             RESULTS OF OPERATIONS

     The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales:

                                                             FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                        -----------------------------
                                                        2000        1999        1998
                                                        ----        ----        ----
Net Sales:
  Products..........................................     81.3%       80.9%       79.9%
  Services..........................................     18.7        19.1        20.1
                                                        -----       -----       -----
       Total net sales..............................    100.0%      100.0%      100.0%
                                                        =====       =====       =====
Cost of sales:
  Products..........................................     13.4%       11.5%        9.9%
  Services..........................................     51.5        47.3        40.6
       Total cost of sales..........................     20.5        18.3        16.1
Gross profit:
  Products..........................................     86.6        88.5        90.1
  Services..........................................     48.5        52.7        59.4
       Total gross profit...........................     79.5        81.7        83.9
Operating expenses:
  Product development...............................     13.9        10.2         9.3
  Selling and marketing.............................     22.6        25.8        24.9
  General and administrative........................     11.1        12.1        13.6
  Purchased research and development................       --         1.3         0.9
                                                        -----       -----       -----
Operating income....................................     31.9        32.3        35.2
Other income, net...................................      3.2         2.5         2.9
                                                        -----       -----       -----
Income before taxes.................................     35.1        34.8        38.1
Income tax provision................................     13.7        14.3        16.0
                                                        -----       -----       -----
Net income..........................................     21.4%       20.5%       22.1%
                                                        =====       =====       =====

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

     Net Sales. Our net sales increased by $23.4 million, or 28.0%, to $107.0 million in 2000 from $83.6 million in 1999. Product sales increased by $19.4 million, or 28.7%, to $87.0 million in 2000 from $67.6 million in 1999. The increase in product sales is primarily attributable to (i) increased sales of math products, including follow-on sales of subject libraries and optical-mark card scanners and (ii) increased sales of Accelerated Reader title disks, with over 39,000 available book titles, to a larger base of Accelerated Reader schools.

     Service revenue, which consists of revenue from sales of training sessions and software support agreements, increased by $4.0 million, or 25.1%, to $20.0 million in 2000 from $16.0 million in 1999. Approximately $2.0 million of this increase is attributable to our first annual National School Renaissance Conference presented in February 2000 and the balance of the increase is primarily due to increased revenue from Renaissance training sessions. We trained over 89,000 educators in our Renaissance training programs in 2000.

     Revenue growth rates slowed in 2000 due in part to the late fall 1999 shipment of our new version of Accelerated Reader. We missed the prime fall buying season for schools, which slowed follow-on purchases of Accelerated Reader quizzes as well as adoptions by new schools in late 1999 and early 2000. Sales of follow-on quizzes improved in late 2000 as schools had installed the new Accelerated Reader software and returned to their normal buying patterns. Sales of Accelerated Math increased significantly in 2000 with a growing customer base adopting Accelerated Math for their school, and existing customers purchasing additional subject libraries and scanners to expand utilization throughout their schools.

     We anticipate that several new alliances announced in late 2000 and early 2001 will positively impact continued growth over the long term in the sale of our reading and math software products. Alliances were formed with several leading educational publishers including Scott Foresman, Houghton Mifflin Company's School Division, and Harcourt School Publishers, to develop Accelerated Reader quizzes aligned to the publishers' reading selections to help teachers assess student comprehension and monitor students' reading growth. Similar alliances were formed with Houghton Mifflin Company's School Division and with Glencoe/ McGraw-Hill to offer math management software aligned with their school textbook programs. Customized math content libraries for our Accelerated Math software will mirror the objectives, problem types and presentations in their textbooks. We anticipate that the products associated with these alliances will be available in time for the 2001-2002 school year.

     Other expected contributors to growth in 2001 include STAR Early Literacy computer-adaptive diagnostic test; new content libraries and math learning cards for Accelerated Math; additional district sales of the School Renaissance comprehensive school improvement programs; additional libraries for Surpass test-preparation software; and the initial version of eSchoolOffice Web-based school administration software. We expect that math should continue to be a prime growth driver, with increasing numbers of new schools as well as follow-on sales of libraries, scanners, math learning cards, and training to our enlarging installed customer base. We expect that we can maintain our 2000 revenue growth rate, with some improvements possible based on the success of new-product rollouts.

     Cost of Sales. The cost of sales of products increased by $3.9 million, or 49.6%, to $11.6 million in 2000 from $7.8 million in 1999. As a percentage of product sales, the cost of sales of products increased to 13.4% in 2000 compared to 11.5% in 1999 primarily due to increased sales of optical-mark card scanners. A scanner is included with the sale of all Accelerated Math site licenses and many additional scanners are sold separately. The gross profit margin on hardware is not as high as the gross profit margin on software.

     The cost of sales of services increased by $2.7 million, or 36.3%, to $10.3 million in 2000 from $7.6 million in 1999. This increase is primarily the result of costs associated with (i) our first annual National School Renaissance Conference presented in early 2000, (ii) increased technical support costs due to broader product lines and the introduction of new versions of existing products and (iii) increased costs of delivering training sessions. As a percentage of sales of services, the cost of sales of services increased to 51.5% in 2000 from 47.3% in 1999 due to the higher costs of providing technical support for our broader product lines and new versions of existing products.

     Our overall gross profit margin decreased 2.2% to 79.5% in 2000 from 81.7% in 1999 due to decreased gross profit margins on both products and services.

     Product Development. Product development expenses increased by $6.4 million, or 75.5%, to $14.9 million in 2000 from $8.5 million in 1999. These expenses increased primarily due to increased staff and consulting costs associated with new product development including several new products announced in 2000: eSchoolOffice Web-based school administration software, new versions of Generation21's Total Knowledge Management enterprise training software, and STAR Early Literacy diagnostic assessment for grades K-2, all of which are expected to be available in 2001. Increased product development expenses are also attributed to the development of localized versions of our products for international markets; the completion of new Accelerated Reader quizzes; Surpass test-preparation software released for sale in Texas in late 2000; creation of additional Surpass test-preparation libraries; continued development of a suite of Web-based versions of our existing core products; and a number of new products at various stages of development which we expect to announce in the future. As a percentage of net sales, product development costs increased to 13.9% in 2000 from 10.2% in 1999. We anticipate that product development costs will continue to increase with our continued emphasis on product development and new business initiatives as a key to achieving future growth.

     Selling and Marketing. Selling and marketing expenses increased by $2.6 million, or 12.2%, to $24.2 million in 2000 from $21.5 million in 1999. These expenses increased primarily due to (i) salary and recruiting costs associated with hiring additional personnel to market and promote a broader product line,
(ii) costs of marketing the new Generation21 enterprise-wide training and knowledge management software, (iii) expenses related to our first National School Renaissance Conference and (iv) international marketing efforts. As a percentage of net sales, selling and marketing expenses decreased to 22.6% in 2000 from 25.8% in 1999. Management anticipates that selling and marketing expenses will generally continue to rise as we aggressively market our existing products and promote our new product lines in 2001.

     General and Administrative. General and administrative expenses increased by $1.7 million, or 17.0%, to $11.8 million in 2000 from $10.1 million in 1999. The higher expenses for 2000 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits, to support a larger base of business including new initiatives such as Generation21 and the expansion internationally. As a percentage of net sales, general and administrative costs decreased to 11.1% in 2000 from 12.1% in 1999. Management anticipates that general and administrative expenses will generally continue to rise to support our growth and new business initiatives.

     Purchased Research and Development. In connection with the acquisitions of computerActive, Inc. and the assets of Humanities, Incorporated in 1999, $1,080,000 of the purchase price was allocated to purchased research and development which was expensed in 1999.

     Operating Income. Operating income increased by $7.1 million, or 26.4%, to $34.1 million in 2000 from $27.0 million in 1999. As a percentage of net sales, operating income decreased to 31.9% in 2000 from 32.3% in 1999. Excluding the effects of the purchased research and development expense in 1999, operating income would have increased by $6.0 million, or 21.5%, in 2000 from 1999, or 31.9% of net sales in 2000 compared to 33.6% of net sales in 1999. Management expects that we can maintain our 2000 margins in 2001 overall. However, first quarter 2001 operating margins may be somewhat lower than operating margins in the fourth quarter of 2000 due to expected higher spending on sales and marketing initiatives, and the second annual National School Renaissance Conference to be held in late March.

     Income Taxes. Income tax expense of $14.6 million was recorded in 2000 at an effective income tax rate of 38.9% compared to $11.9 million and 41.1% effective income tax rate in 1999. We expect to maintain our effective tax rate at or below 39% in 2001.

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net Sales. Our net sales increased by $28.4 million, or 51.6%, to $83.6 million in 1999 from $55.1 million in 1998. Product sales increased by $23.5 million, or 53.4%, to $67.6 million in 1999 from $44.1 million in 1998. The increase in product sales is primarily attributable to (i) sales of our new math products, which we began shipping in late 1998 and (ii) increased sales of Accelerated Reader title disks to a larger base of Accelerated Reader schools.

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

     While revenue growth was more than 70% over 1998 levels for both products and services in the first half of 1999, growth rates over the previous year were considerably lower in the third and fourth quarters of 1999. Because our new version of Accelerated Reader shipped in late September and October, we missed the prime fall buying season for schools, which slowed follow-on purchases of Accelerated Reader title disks as well as adoptions by new schools in late 1999. This delay in shipment continued to have some impact into early 2000, as schools took time to install the new Accelerated Reader software before returning to their normal buying patterns.

     In June 1999, we announced that our reading and language arts software products won approval in California's state adoption of curriculum materials. Gaining approval means that schools that want to purchase our reading and writing skills software can pay for them using certain state curriculum materials funds. Other key events during the year included the first district-wide sale of School Renaissance, our comprehensive school improvement program; shipment of our improved version of Accelerated Reader and STAR Reading software; the introduction of Web-based on-line ordering and delivery of Accelerated Reader quizzes; and an alliance with the McGraw-Hill School Division to provide educators and students with access to hundreds of interactive computer quizzes aligned to the McGraw-Hill elementary school reading series.

     Cost of Sales. The cost of sales of products increased by $3.4 million, or 77.5%, to $7.8 million in 1999 from $4.4 million in 1998. As a percentage of product sales, the cost of sales of products increased to 11.5% in 1999 compared to 9.9% in 1998 due primarily to mix associated with the hardware component of our new math products. An optical-mark card scanner is included with the sale of all Accelerated Math site licenses and in many cases, additional scanners are sold. Although scanners are profitable, the gross profit margin on hardware is not as high as the gross profit margin on software.

     The cost of sales of services increased by $3.1 million, or 68.1%, to $7.6 million in 1999 from $4.5 million in 1998 primarily due to increased costs of delivering more training sessions in 1999 and of providing technical support related to software support agreements. As a percentage of sales of services, the cost of sales of services increased to 47.3% in 1999 compared to 40.6% in 1998. While we trained over 78,000 educators in our Renaissance training programs in 1999, an increase of 51.5% over educators trained in 1998, increased numbers of seminars in smaller markets resulted in lower average attendance at seminars for which costs are relatively fixed, resulting in an increase in costs as a percentage of sales for training. Additionally, costs of providing software technical support increased as we broadened our product lines and introduced new versions of existing products.

     Our overall gross profit margin decreased 2.2% to 81.7% in 1999 from 83.9% in 1998 due to decreased gross profit margins on both products and services.

     Product Development. Product development expenses increased by $3.4 million, or 65.4%, to $8.5 million in 1999 from $5.1 million in 1998. These expenses increased primarily due to increased staff and consulting costs associated with developing new products and seminars including new versions of our Accelerated Reader and STAR Reading software, additional Accelerated Reader quizzes, the new School Renaissance district-wide improvement program, and several products not yet released. As a percentage of net sales, product development costs increased to 10.2% in 1999 from 9.3% in 1998.

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

     Purchased Research and Development. In connection with the acquisitions of computerActive, Inc. and the assets of Humanities Software, Incorporated in 1999, $900,000 and $180,000, respectively, of the purchase price was allocated to purchased research and development which was expensed in 1999. In connection with the acquisition of Logicus, Incorporated in 1998, $475,000 of the purchase price was allocated to purchased research and development which was expensed in 1998.

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

     Other Income. Other income increased by $422,000 to $379,000 in 1999 primarily due to an increase in rental income at our new office facility in Madison, Wisconsin, offset by a non-recurring charge of $365,000 for transaction costs associated with the acquisition of Generation21 Learning Systems, LLC in 1999.

     Income Taxes. Income tax expense of $11.9 million was recorded in 1999 at an effective income tax rate of 41.0% compared to $8.8 million and 42.0% effective income tax rate in 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, our cash, cash equivalents and investment securities increased $27.8 million to $68.8 million from the December 31, 1999 total of $41.0 million. The net increase is due primarily to $33.7 million in net cash provided by operating activities offset by (i) $3.7 million used in the purchase of property, plant and equipment for facility expansion necessary to accommodate our growth in operations and (ii) $3.0 million used for an acquisition. We believe cash flow from operations and our current cash position will be sufficient to meet our working capital requirements for the foreseeable future.

     At December 31, 2000, we had a $10.0 million unsecured revolving line of credit with a bank which is available until March 31, 2002. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $1.0 million unsecured revolving line of credit with a bank which is available until April 30, 2001, and which is expected to be extended for an additional year. The line of credit bears interest at a fixed rate of 7.5%. As of December 31, 2000, the lines of credit had not been used.

     On January 3, 2000 our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. As of December 31, 2000, we had repurchased 25,100 shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At December 31, 2000 and 1999, we had no material market risk exposures (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Advantage Learning Systems, Inc. (a Wisconsin corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advantage Learning Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

                                          ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 19, 2001

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999

                                                                    2000         1999
                                                                    ----         ----
                                                                  (IN THOUSANDS, EXCEPT
                                                                   SHARE AND PER SHARE
                                                                        AMOUNTS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 24,963      $23,016
  Investment securities.....................................        43,880       18,012
  Accounts receivable, less allowance of $985 in 2000 and
     $1,200 in 1999.........................................        11,335       11,796
  Inventories...............................................         1,523        1,707
  Prepaid expenses..........................................         1,204        1,287
  Prepaid income taxes......................................            --          292
  Deferred tax asset........................................         2,922        2,559
                                                                  --------      -------
          Total current assets..............................        85,827       58,669
Property, plant and equipment, net..........................        24,501       24,256
Deferred tax asset..........................................         2,127        2,297
Intangibles and goodwill, net...............................         5,002        2,702
Capitalized software, net...................................           581          495
Other non-current assets....................................           183           --
                                                                  --------      -------
          Total assets......................................      $118,221      $88,419
                                                                  ========      =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $  2,166      $ 2,521
  Deferred revenue..........................................         5,484        4,852
  Payroll and employee benefits.............................         2,813        1,981
  Income taxes payable......................................         2,419           --
  Other current liabilities.................................         4,104        2,392
                                                                  --------      -------
          Total current liabilities.........................        16,986       11,746
  Deferred revenue..........................................         1,380        1,485
                                                                  --------      -------
          Total liabilities.................................        18,366       13,231
Minority interest...........................................           185          253
Shareholders' equity:
  Common stock, $.01 par; shares authorized: 150,000,000;
     issued: 34,328,558 -- 2000
             34,182,841 -- 1999.............................           343          342
     Additional paid in capital.............................        45,769       43,621
     Retained earnings......................................        53,948       31,015
     Accumulated other comprehensive income.................           (65)         (43)
     Treasury stock, at cost (25,100 shares)................          (325)          --
                                                                  --------      -------
          Total shareholders' equity........................        99,670       74,935
                                                                  --------      -------
          Total liabilities and shareholders' equity........      $118,221      $88,419
                                                                  ========      =======

The accompanying notes to the financial statements are an integral part of these balance sheets.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000      1999      1998
                                                               ----      ----      ----
                                                                     (IN THOUSANDS
                                                               EXCEPT PER SHARE AMOUNTS)
Net Sales:
  Products..................................................  $87,004   $67,608   $44,064
  Services..................................................   19,987    15,980    11,084
                                                              -------   -------   -------
       Total net sales......................................  106,991    83,588    55,148
                                                              -------   -------   -------
Cost of sales:
  Products..................................................   11,621     7,768     4,375
  Services..................................................   10,300     7,557     4,496
                                                              -------   -------   -------
       Total cost of sales..................................   21,921    15,325     8,871
                                                              -------   -------   -------
       Gross profit.........................................   85,070    68,263    46,277
Operating expenses:
  Product development.......................................   14,922     8,500     5,140
  Selling and marketing.....................................   24,166    21,546    13,712
  General and administrative................................   11,833    10,115     7,529
  Purchased research and development........................       --     1,080       475
                                                              -------   -------   -------
       Total operating expenses.............................   50,921    41,241    26,856
                                                              -------   -------   -------
       Operating income.....................................   34,149    27,022    19,421
Other income (expense):
  Interest income...........................................    3,046     1,733     1,709
  Interest expense..........................................       --       (45)      (51)
  Other, net................................................      339       379       (43)
                                                              -------   -------   -------
Income before taxes.........................................   37,534    29,089    21,036
Income tax provision........................................   14,601    11,943     8,844
                                                              -------   -------   -------
Net income..................................................  $22,933   $17,146   $12,192
                                                              =======   =======   =======
Earnings per share:
  Basic.....................................................  $  0.67   $  0.50   $  0.36
  Diluted...................................................     0.67      0.50      0.36

The accompanying notes to the financial statements are an integral part of these statements.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                                               ACCUMULATED
                                       COMMON STOCK (1)    ADDITIONAL                             OTHER
                                      ------------------    PAID IN     RETAINED   TREASURY   COMPREHENSIVE    TOTAL
                                      SHARES      AMOUNT    CAPITAL     EARNINGS    STOCK        INCOME       EQUITY
                                      ------      ------   ----------   --------   --------   -------------   ------
                                                                      (IN THOUSANDS)
Balance, December 31, 1997.........   33,971       $340     $40,786     $ 1,677     $  --         $ --        $42,803
  Net income.......................       --         --          --      12,192        --           --         12,192
  Foreign currency translation.....       --         --          --          --        --          (22)           (22)
                                                                                                              -------
    Comprehensive income...........       --         --          --          --        --           --         12,170
  Distribution to shareholders.....       --         --        (302)         --        --           --           (302)
  Tax benefit on stock options.....       --         --         133          --        --           --            133
  Exercise of stock options........       31         --         246          --        --           --            246
  Stock option grants..............       --         --           9          --        --           --              9
                                      ------       ----     -------     -------     -----         ----        -------
Balance, December 31, 1998.........   34,002        340      40,872      13,869        --          (22)        55,059
  Net income.......................       --         --          --      17,146        --           --         17,146
  Foreign currency translation.....       --         --          --          --        --            3              3
  Unrealized loss on securities....       --         --          --          --        --          (24)           (24)
                                                                                                              -------
    Comprehensive income...........       --         --          --          --        --           --         17,125
  Shares issued to acquire
    business(2)....................       59          1       1,012          --        --           --          1,013
  Employee stock purchase plan.....       19         --         222          --        --           --            222
  Tax benefit on stock options.....       --         --         581          --        --           --            581
  Exercise of stock options........      103          1         922          --        --           --            923
  Stock option grants..............       --         --          12          --        --           --             12
                                      ------       ----     -------     -------     -----         ----        -------
Balance, December 31, 1999.........   34,183        342      43,621      31,015        --          (43)        74,935
  Net income.......................       --         --          --      22,933        --           --         22,933
  Foreign currency translation.....       --         --          --          --        --          (26)           (26)
  Unrealized gain on securities....       --         --          --          --        --            4              4
                                                                                                              -------
    Comprehensive income...........       --         --          --          --        --           --         22,911
  Stock repurchased for treasury...      (25)        --          --          --      (325)          --           (325)
  Employee stock purchase plan.....       51         --         490          --        --           --            490
  Tax benefit on stock options.....       --         --         461          --        --           --            461
  Exercise of stock options........       94          1       1,191          --        --           --          1,192
  Stock option grants..............       --         --           6          --        --           --              6
                                      ------       ----     -------     -------     -----         ----        -------
Balance, December 31, 2000.........   34,303       $343     $45,769     $53,948     $(325)        $(65)       $99,670
                                      ======       ====     =======     =======     =====         ====        =======

-------------------------
(1) Common Stock, $0.01 par value, 150,000,000 shares authorized.

(2) See Note 3 of Notes to Financial Statements.

The accompanying notes to the financial statements are an integral part of these statements.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  2000       1999        1998
                                                                  ----       ----        ----
                                                                        (IN THOUSANDS)
Reconciliation of net income to net cash provided by
  operating activities:
  Net income................................................    $ 22,933    $17,146    $ 12,192
  Noncash (income) expenses included in net income --
     Depreciation and amortization..........................       4,769      3,245       2,129
     Purchased research and development.....................          --      1,080         475
     Deferred income taxes..................................        (194)      (967)       (397)
  Change in assets and liabilities --
     Accounts receivable....................................       1,009     (2,733)     (5,424)
     Inventory..............................................         225       (909)       (421)
     Prepaid expenses.......................................         378       (856)         69
     Accounts payable and other current liabilities.........       4,294     (1,389)      4,283
     Deferred revenue.......................................         475      1,496         688
  Other.....................................................        (179)       (63)        (38)
                                                                --------    -------    --------
       Net cash provided by operating activities............      33,710     16,050      13,556
                                                                --------    -------    --------
Cash flows from investing activities:
  Purchase of property, plant and equipment.................      (3,720)    (7,267)     (8,494)
  (Purchase) sale of investment securities, net.............     (25,868)       856     (12,004)
  Capitalized software development costs....................        (477)      (432)       (194)
  Acquisitions..............................................      (2,995)    (1,600)       (634)
                                                                --------    -------    --------
       Net cash used in investing activities................     (33,060)    (8,443)    (21,326)
                                                                --------    -------    --------
Cash flows from financing activities:
  Proceeds from issuance of stock...........................         490        222          --
  Proceeds from exercise of stock options...................       1,192        923         246
  Equity contribution from (return to) minority partner.....         (60)        --         300
  Purchase of treasury stock................................        (325)        --          --
  Distributions to shareholders.............................          --         --        (857)
                                                                --------    -------    --------
       Net cash provided by (used in) financing
          activities........................................       1,297      1,145        (311)
                                                                --------    -------    --------
Net increase (decrease) in cash.............................       1,947      8,752      (8,081)
Cash and cash equivalents, beginning of period..............      23,016     14,264      22,345
                                                                --------    -------    --------
Cash and cash equivalents, end of period....................    $ 24,963    $23,016    $ 14,264
                                                                ========    =======    ========

The accompanying notes to the financial statements are an integral part of these statements.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

(1) CONSOLIDATION

     The consolidated financial statements include the financial results of Advantage Learning Systems, Inc. ("ALS") and its consolidated subsidiaries (collectively, the "Company"). The Company's significant subsidiaries include the School Renaissance Institute, Inc. ("Institute"), formerly known as the Institute for Academic Excellence, Inc., Renaissance Corporate Services, Inc., formerly known as IPS Publishing, Inc, and Generation21 Learning Systems, LLC ("Generation21"). The Company also owns 70% of Athena Holdings LLC which was formed for the purpose of constructing a facility in Madison, Wisconsin. All significant intercompany transactions have been eliminated in the consolidated financial statements.

     In September 2000, the Company announced plans to change its corporate name to Renaissance Learning, Inc. While the Company immediately commenced doing business as Renaissance Learning, Inc., the formal legal name change is subject to shareholder approval at the Company's 2001 annual meeting in April. After shareholder approval of the new name, the Company expects to change its stock trading symbol on The Nasdaq Stock Market to "RLRN".

(2) NATURE OF OPERATIONS

     ALS is a provider of learning information systems to K-12 schools in the United States and Canada. ALS's flagship product is the Accelerated Reader, a learning information system for motivating and monitoring increased literature-based reading practice. The Company's software products also include STAR Reading, a computer-adaptive reading test and database; Accelerated Math and STAR Math, software products that apply to math the principles that have made the reading software effective in improving academic performance; Perfect Copy writing skills software; and Surpass test preparation software.

     The Institute develops and conducts Renaissance training programs, which provide educators with professional development training to most effectively use ALS products and the learning information they generate. The firm provides teacher training through its Reading Renaissance, Math Renaissance, and other seminars. The Institute's School Renaissance program is a comprehensive package of software, professional development training, and consulting services aimed at accelerating learning and improving test scores in reading, math, writing, and overall academic performance throughout schools and school districts.

     Renaissance Corporate Services, Inc. provides customized test-generation software to educational publishers for assessment and skills practice in math, science, and other subjects and also develops content for math products distributed by the Company.

     Generation21 sells enterprise software for organization-wide training and knowledge management to corporate customers. The Company also has subsidiaries in Canada, India, Australia, and the United Kingdom.

(3) ACQUISITIONS

     Effective November 17, 2000, the Company acquired the business and assets of Engineering Software Associates, Inc. ("ESA"), Minneapolis, Minnesota, a provider of test generation and tutorial software to college textbook publishers. The transaction was accounted for using the purchase method of accounting, with a total purchase price of $3.8 million including the assumption of less than $100,000 of certain liabilities. The purchase price is subject to certain post-closing adjustments. The purchase price was allocated based on the fair values of the assets acquired and liabilities assumed and included an allocation to intangibles and goodwill (see Note 5). The operating results of ESA are included in the consolidated financial statements of the Company since the date of acquisition.

     Effective December 29, 1999, the Company acquired computerActive, Inc. ("computerActive"), an Ottawa, Canada-based software development firm specializing in Web-based applications. The transaction

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

     Effective June 30, 1998, the Company acquired 100% of the stock of Logicus Incorporated ("Logicus"), an Ontario, Canada-based firm specializing in writing skills development software. The transaction was accounted for using the purchase method of accounting, and the results of operations of Logicus have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price included the acquisition of certain in-process research and development costs which resulted in a pre-tax charge of $475,000 in the second quarter of 1998.

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

(b) Revenue recognition

     The Company recognizes revenue in accordance with Statement of Position No. 97-2 "Software Revenue Recognition" issued by the Accounting Standards Executive Committee of the AICPA. Revenues are recorded net of an allowance for estimated returns. Allowances for bad debts are also recorded at the time of the sale.

     Product revenue is derived primarily from the sale of software products. The Company recognizes revenue from sales of its off-the-shelf software products at the time of shipment to customers. The Company recognizes revenue from the sale of custom software products on the percentage-of-completion method of

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

accounting. Accordingly, revenue is deferred for advance payments from customers that are in excess of revenues earned on custom software sales. Included in accounts receivable at December 31, 2000 and 1999 is $442,000 and $370,000, respectively, of amounts earned which are not yet billed to the customer for custom software products.

     Service revenue is derived from (i) training seminars, (ii) consulting services, and (iii) software support agreements whereby the Company provides ongoing customer support and product upgrades. Revenue from training seminars is recognized when the seminar is performed. Revenue from consulting services is recognized as the service is performed or on a straight-line basis over the contractual period. Revenue from software support agreements with a duration of twelve months or less that are bundled with a software product sale is recognized at the time the software is shipped, and the related costs of providing these support services are accrued. Revenue from separately sold software support agreements are initially recorded as deferred revenue and recognized as revenue on a straight-line basis over the term of the agreement which begins after the expiration of any support bundled with the software product sale.

     Deferred revenue includes (i) payments received for products not yet delivered, (ii) advance payments on contract revenues, (iii) payments received for seminars not yet held, and (iv) that portion of separately sold software support agreements that has not yet been recognized as revenue.

(c) Cash and cash equivalents

     The Company considers cash amounts on deposit at banks and highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Debt instruments are carried at cost plus accrued interest, which approximates market value. Cash and cash equivalents consisted of the following at December 31:

                                                                2000       1999
                                                                ----       ----
                                                                 (IN THOUSANDS)
Cash and time deposits.....................................    $ 6,011    $ 7,009
Municipal obligations......................................     18,002     12,012
Commercial paper...........................................         --      2,990
Corporate notes............................................        950      1,005
                                                               -------    -------
                                                               $24,963    $23,016
                                                               =======    =======

(d) Supplemental disclosure of cash flow information

                                                         2000       1999       1998
                                                         ----       ----       ----
                                                               (IN THOUSANDS)
Cash paid for:
  Interest..........................................    $     0    $    84    $   20
  Income Taxes......................................    $11,641    $14,757    $6,606

(e) Investment securities

     Investment securities have an original maturity of more than three months and a remaining maturity of less than eighteen months. As of December 31, 2000 and 1999, investment securities consisted entirely of commercial paper and corporate notes. These securities are considered to be available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these investments are stated at fair value plus accrued interest, with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income in the Company's consolidated statements of equity.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(f) Inventories

     Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Inventories primarily consist of purchased materials which include optical-mark card scanners, educational products, training materials, manuals and motivational items.

(g) Catalog and advertising costs

     Costs related to direct response advertising, primarily catalogs, are capitalized and amortized over their expected period of future benefits, generally three to six months. At December 31, 2000 and 1999, capitalized catalog costs of approximately $190,000 and $404,000, respectively, are included in prepaid expenses. All other advertising costs are expensed the first time the advertising takes place. Advertising expenses for 2000, 1999 and 1998 were approximately $8,015,000, $9,206,000 and $6,232,000, respectively.

(h) Property, plant and equipment

     Property, plant and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using principally the straight-line method for financial reporting purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the plant and equipment accounts. Depreciation expense was approximately $3,568,000, $2,468,000 and $1,423,000 for 2000, 1999 and 1998, respectively.

     The estimated useful lives for property, plant and equipment are as follows: buildings -- 25 to 40 years; furniture, fixtures and office equipment -- 5 to 8 years; computer and production equipment -- 3 to 5 years; vehicles -- 5 years; and leasehold improvements -- the lease term.

     Net property, plant and equipment consisted of the following at December
31:

                                                                2000       1999
                                                                ----       ----
                                                                 (IN THOUSANDS)
Land and improvements......................................    $ 3,361    $ 3,361
Buildings..................................................     15,526     15,330
Furniture, fixtures and office equipment...................      5,109      4,245
Computer and production equipment..........................      8,613      5,957
Vehicles...................................................        135        165
Leasehold improvements.....................................        153         69
Construction in progress...................................        128        382
                                                               -------    -------
     Total property, plant and equipment...................     33,025     29,509
Less -- accumulated depreciation...........................      8,524      5,253
                                                               -------    -------
Property, plant and equipment, net.........................    $24,501    $24,256
                                                               =======    =======

(i) Software development costs

     The Company capitalizes certain software development costs incurred after technological feasibility is achieved. Capitalized costs are reported at the lower of amortized cost or net realizable value. Capitalized software development costs are amortized on a product-by-product basis based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the products which is generally estimated to be 24 months. Amortization begins when the products are available for general release to customers. All other research and development expenditures are charged to product development expense in the period incurred. When capitalized software is fully amortized, the balance

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

is removed from capitalized software and accumulated amortization of capitalized software. Amounts capitalized were approximately $477,000, $432,000 and $194,000 in 2000, 1999 and 1998, respectively. Amortization expense of approximately $391,000, $194,000 and $183,000 for 2000, 1999 and 1998, respectively, is included in cost of sales-products in the consolidated statements of income. At December 31, 2000 and 1999, accumulated amortization of capitalized software development costs was $543,000 and $958,000, respectively.

(j) Sales and concentration of credit risks

     For the years ended December 31, 2000, 1999 and 1998, one customer (a book distributor) contributed 8.5%, 11.5% and 13.9% of total revenues, respectively. No other customer represented more than 10% of total revenues. On December 31, 2000 and 1999, this customer had a receivable balance of 5.2% and 6.2% of total trade receivables, respectively.

     The Company grants credit to customers in the ordinary course of business. The majority of the Company's customers are schools. Concentrations of credit risk with respect to trade receivables are limited due to the significant number of customers and their geographic dispersion.

(k) Stock-based compensation

     The Company elected, as permitted by SFAS No. 123 "Accounting for Stock Based Compensation," to follow the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinion No. 25 ("APB 25") "Accounting for Stock Issued to Employees" and to provide the pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. Under the intrinsic method, compensation cost for stock options is measured by the excess, if any, of the quoted price of the Company's stock at the measurement date over the exercise price. The Black-Scholes option-pricing model was used to compute the fair value of each option granted for purposes of the pro forma disclosures required by SFAS 123.

(l) Earnings per common share

     Basic earnings per common share ("Basic EPS") has been computed based on the weighted average number of common shares outstanding. Diluted earnings per common share ("Diluted EPS") has been computed based on the weighted average number of common shares outstanding, increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. All share and per share data has been adjusted to reflect a 2-for-1 stock split in the form of a stock dividend effective February 26, 1999 (see Note 12).

     The weighted average shares outstanding for 2000, 1999 and 1998 are as follows:

                                                            2000             1999             1998
                                                            ----             ----             ----
Basic weighted average shares outstanding............    34,236,609       34,074,617       33,978,505
Dilutive effect of stock options.....................       191,528          302,456          163,998
                                                         ----------       ----------       ----------
Diluted weighted average shares outstanding..........    34,428,137       34,377,073       34,142,503
                                                         ==========       ==========       ==========

(m) Income taxes

     The Company accounts for income taxes according to the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires an asset and liability based approach to accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between financial and tax accounting of revenue and expense items. Valuation

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

allowances are provided when it is anticipated that some or all of a deferred tax asset is not likely to be realized.

(n) Derivative financial instruments

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard, as amended, requires that entities recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is required to adopt this standard on January 1, 2001. The adoption of this statement is not expected to have a material impact on the consolidated financial statements as the Company has not historically utilized derivative instruments.

(o) Comprehensive income

     The Company's comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities, which are included in accumulated other comprehensive income in the Company's consolidated statements of equity.

(p) Reclassifications

     Certain previously reported amounts have been reclassified to conform with the 2000 presentation.

(5) INTANGIBLE ASSETS

     Intangible assets, including goodwill, are amortized on the straight-line basis over their estimated useful lives. Intangible assets consisted of the following at December 31:

                                                        2000      1999     USEFUL LIFE
                                                        ----      ----     -----------
                                                        (IN THOUSANDS)
Algorithms and software code.......................    $2,124    $1,824     2-5 years
Tradename..........................................       210       210      10 years
Assembled workforce................................       620       220       7 years
Non-compete agreement..............................     1,100        --       5 years
Goodwill...........................................     3,203     1,894       7 years
                                                       ------    ------
Total intangibles..................................     7,257     4,148
Less -- accumulated amortization...................     2,255     1,446
                                                       ------    ------
Net intangibles....................................    $5,002    $2,702
                                                       ======    ======

     Management periodically reviews the carrying value of its intangible assets, including goodwill, for potential impairment. To date, no impairment of these assets exists.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(6) INCOME TAXES

     The provision for income taxes consisted of:

                                                       2000       1999       1998
                                                       ----       ----       ----
                                                             (IN THOUSANDS)
Current tax provision:
  U.S. federal....................................    $12,537    $10,317    $7,428
  State and local.................................      2,258      2,593     1,813
                                                      -------    -------    ------
Total current tax provision.......................     14,795     12,910     9,241
                                                      -------    -------    ------
Deferred tax (benefit):
  U.S. federal....................................       (162)      (943)     (329)
  State and local.................................        (32)       (24)      (68)
                                                      -------    -------    ------
Total deferred tax (benefit)......................       (194)      (967)     (397)
                                                      -------    -------    ------
Provision for income taxes........................    $14,601    $11,943    $8,844
                                                      =======    =======    ======

     Effective rate reconciliation:

                                                         2000       1999       1998
                                                         ----       ----       ----
                                                               (IN THOUSANDS)
U.S. statutory rate.................................        35%        35%       35%
                                                        -------    -------    ------
Income tax provision at statutory tax rate..........    $13,137    $10,181    $7,363
State and local taxes, net of federal tax benefit...      1,424      1,669     1,134
Other...............................................         40         93       347
                                                        -------    -------    ------
Provision for income taxes..........................    $14,601    $11,943    $8,844
                                                        =======    =======    ======

     Deferred tax assets (liabilities) consisted of the following at December
31:

                                                                 2000      1999
                                                                 ----      ----
                                                                 (IN THOUSANDS)
Current deferred tax assets:
  Deferred revenue..........................................    $1,319    $1,321
  Expenses not currently deductible.........................     1,603     1,238
                                                                ------    ------
Net current deferred tax assets.............................     2,922     2,559
                                                                ------    ------
Noncurrent deferred tax assets (liabilities):
  Deferred revenue..........................................       329       470
  Operating losses..........................................        27       201
  Depreciation and amortization.............................        81       (39)
  Intangibles...............................................     1,597     1,569
  Other.....................................................        93        96
                                                                ------    ------
Net noncurrent deferred tax assets..........................     2,127     2,297
                                                                ------    ------
Total deferred tax assets...................................    $5,049    $4,856
                                                                ======    ======

     No valuation allowance has been recorded as the net deferred tax asset related to the operating losses is assumed to be realizable through the future profitable operations of subsidiaries. The tax operating loss carryforwards expire between 2011 and 2016.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(7) LINES OF CREDIT

     The Company has a $10.0 million unsecured revolving line of credit with a bank which is available until March 31, 2002. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. The Company also has a $1.0 million unsecured revolving line of credit with a bank which is available until April 30, 2001, and which is expected to be extended for an additional year. The line of credit bears interest at a fixed rate of 7.5%. As of December 31, 2000, the lines of credit had not been used.

(8) LEASE COMMITMENTS

     The Company is party to various operating leases for equipment and for office facilities at some of its subsidiaries. Rent expense for 2000, 1999 and 1998 was approximately $840,000, $468,000 and $439,000, respectively.

     Future approximate minimum rental payments (including estimated operating costs) required under the operating leases as of December 31, 2000 are as follows:

                                                              (IN THOUSANDS)
2001........................................................       $955
2002........................................................        755
2003........................................................        428
2004........................................................        429
2005........................................................        349

(9) DEFINED CONTRIBUTION BENEFIT PLAN

     The Company has a defined contribution 401(k) benefit plan covering all of its full-time employees meeting certain service requirements. The plan provides for matching employer contributions based on 66% of employees' elective contributions up to 6% of compensation. The plan allows employee contributions of up to 15% of compensation. Discretionary employer contributions may also be made to the plan. There were no discretionary contributions made in 2000, 1999 or 1998. Expense under the plan totaled approximately $814,000 in 2000, $564,000 in 1999 and $370,000 in 1998.

(10) STOCK OPTION PLAN

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

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                      2000       1999       1998
                                                      ----       ----       ----
                                                         (IN THOUSANDS EXCEPT
                                                          PER SHARE AMOUNTS)
Net income
  As reported....................................    $22,933    $17,146    $12,192
  Pro forma......................................     18,776     14,558     11,237
Diluted net income per common share
  As reported....................................    $  0.67    $  0.50    $  0.36
  Pro forma......................................       0.55       0.42       0.33
The weighted average fair value of options
  granted under the Plan during the year is:.....    $ 23.57    $ 16.94    $ 10.91

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: dividend yield of 0%, expected volatility of 88.12%, 76.73% and 58.94%, risk-free interest rates of 6.21%, 6.23% and 5.14%, and expected lives of 10 years for the options.

     As of December 31, 2000 no SARs or share awards have been granted under the plan. A summary of stock option activity under the plan for 2000, 1999 and 1998 is as follows:

                                                 2000                     1999                    1998
                                         ---------------------    ---------------------    -------------------
                                                      WEIGHTED                 WEIGHTED               WEIGHTED
                                                      AVERAGE                  AVERAGE                AVERAGE
                                                      EXERCISE                 EXERCISE               EXERCISE
                                          SHARES       PRICE       SHARES       PRICE      SHARES      PRICE
                                          ------      --------     ------      --------    ------     --------
Outstanding at beginning of year.....    1,271,268     $16.24       779,476     $11.66     479,910     $ 8.22
Granted..............................      235,382      26.79       642,488      20.77     422,952      14.88
Exercised............................      (94,215)     12.65      (102,902)      8.95     (30,814)      8.00
Cancelled............................      (64,283)     17.61       (47,794)     18.19     (92,572)      9.70
                                         ---------     ------     ---------     ------     -------     ------
Outstanding at end of year...........    1,348,152      18.27     1,271,268      16.24     779,476      11.66
                                         =========     ======     =========     ======     =======     ======
Options exercisable at end of year...      421,889      14.56       252,157      11.05      95,135       8.24
                                         =========     ======     =========     ======     =======     ======

(11) EMPLOYEE STOCK PURCHASE PLAN

     Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan which allows employees to purchase shares of common stock through payroll deductions, up to 10% of eligible compensation. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. A total of 500,000 shares are available for purchase under the plan. The Company has elected to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", as amended by FASB Interpretation No. 44, in accounting for its stock-based plans. Accordingly, the Company will not recognize compensation expense for employee stock purchases. The Company issued approximately 82,000 and 51,500 shares of common stock in January 2001 for fiscal 2000 and January 2000 for fiscal 1999 with respect to the plan, at a per share price, representing 85% of the fair market value as described above, of $9.93 and $9.51, respectively.

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(12) SHAREHOLDERS' EQUITY

     On January 3, 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. As of December 31, 2000, the Company had repurchased 25,100 shares.

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

(13) SEGMENT REPORTING

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: software and training.

     The software segment produces learning information system software for the K-12 school market in the United States, Canada, the United Kingdom and Australia. The software assists educators in assessing and monitoring student development by increasing the quantity, quality and timeliness of student performance data in the areas of reading, math and writing. The software segment also includes training and knowledge management enterprise software, which is currently sold primarily to corporate customers. Revenue from the software segment includes product revenue from the sale of software and service revenue from the sale of software support agreements.

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

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                SOFTWARE    TRAINING     TOTAL
                                                                --------    --------     -----
                                                                         (IN THOUSANDS)
2000
  Revenues..................................................    $ 91,319    $15,672     $106,991
  Operating income (loss)...................................      34,616       (467)      34,149
  Total assets..............................................     106,575     11,646      118,221
  Capital expenditures......................................       2,909        811        3,720
  Depreciation and amortization.............................       3,882        887        4,769
1999
  Revenues..................................................    $ 72,169    $11,419     $ 83,588
  Operating income (loss) (1)...............................      29,966     (1,864)      28,102
  Total assets..............................................      75,665     12,754       88,419
  Capital expenditures......................................       5,528      1,739        7,267
  Depreciation and amortization.............................       2,548        697        3,245
1998
  Revenues..................................................    $ 47,243    $ 7,905     $ 55,148
  Operating income (loss) (1)...............................      20,170       (274)      19,896
  Total assets..............................................      56,764     11,516       68,280
  Capital expenditures......................................       1,098      7,396        8,494
  Depreciation and amortization.............................       1,917        212        2,129

-------------------------
(1) Operating income Total differs from Operating income in the Consolidated Statements of Income due to nonrecurring items not included above:
    $1,080,000 and $475,000 purchased research and development in 1999 and 1998, respectively.

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

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth unaudited consolidated income statement data for each quarter of the Company's last two fiscal years. The unaudited quarterly financial information has been prepared on the same basis as the annual information presented in the financial statements and, in management's opinion, reflects all

               ADVANTAGE LEARNING SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information provided. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                  QUARTER ENDED
                                                                  -------------
                                               MARCH 31    JUNE 30    SEPTEMBER 30     DECEMBER 31
                                               --------    -------    ------------     -----------
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2000:
  Net sales................................    $24,070     $26,422       $29,057         $27,442
  Gross profit.............................     18,504      21,374        23,277          21,915
  Operating income.........................      5,868       8,377        10,821           9,083
  Income tax provision.....................      2,591       3,623         4,492           3,894
  Net income...............................      3,998       5,537         7,179           6,219
  Basic and diluted earnings per share.....       0.12        0.16          0.21            0.18
  Common stock price per share:
     High..................................     18.688      16.250        37.375          36.125
     Low...................................     11.688      12.750        15.500          20.313
1999:
  Net sales................................    $18,589     $20,551       $22,989         $21,459
  Gross profit.............................     15,281      17,153        18,747          17,082
  Operating income.........................      6,687       7,264         8,899           4,172
  Income tax provision.....................      3,001       3,343         3,674           1,925
  Net income...............................      4,256       4,588         5,436           2,866
  Basic earnings per share.................       0.13        0.13          0.16            0.08
  Diluted earnings per share...............       0.12        0.13          0.16            0.08
  Common stock price per share:
     High..................................     41.500      31.625        33.000          29.438
     Low...................................     28.531      16.875        16.563          10.500

-------------------------
     - In connection with the acquisition of computerActive, $900,000 of the purchase price was allocated to purchased research and development which was expensed in December 1999 (see Note 3).

     - In connection with the acquisition of Humanities, $180,000 of the purchase price was allocated to purchased research and development which was expensed in June 1999 (see Note 3).

     - In July 1999, in connection with the acquisition of Generation21, the Company incurred acquisition charges of $365,000 before tax. The acquisition was accounted for as a pooling-of-interests and accordingly, results for the first two quarters of 1999 have been restated to include the results of Generation21 (see Note 3).

     - Per share data have been restated to reflect a 2-for-1 stock split in the form of a dividend effective February 26, 1999 (see Note 12).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers. Reference is made to "Executive Officers of the Registrant" in Part I hereof.

     (b) Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2001 under the caption "Election of Directors," which information is incorporated by reference herein.

     (c) Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2001 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2001 under the captions "Executive Compensation," "Non-Employee Director Compensation," "Compensation Committee Report," and "Performance Graph," which information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2001 under the caption "Security Ownership of Management and Certain Beneficial Owners," which information is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS.

        Consolidated Financial Statements

        Report of Independent Public Accountants

        Consolidated Balance Sheets as of December 31, 2000 and 1999

        Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Equity for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

        Notes to Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES.

     See the Exhibit Index, which is incorporated by reference herein.

(A)(3) EXHIBITS.

     See (c) below.

(B) REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed for the three months ended December 31, 2000.

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

                                          Date: March 2, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                          NAME                                           TITLE                 DATE
                          ----                                           -----                 ----
                  /s/ MICHAEL H. BAUM                          Chief Executive Officer
--------------------------------------------------------       and a Director (Principal
                    Michael H. Baum                            Executive Officer)          March 2, 2001

                 /s/ STEVEN A. SCHMIDT                         Secretary, Vice President
--------------------------------------------------------       and Chief Financial
                   Steven A. Schmidt                           Officer (Principal          March 2, 2001
                                                               Financial and Accounting
                                                               Officer)

 Directors: Judith A. Paul, Terrance D. Paul, John R. Hickey, Timothy P. Welch, Perry S. Akins, John H.
                              Grunewald, Gordon H. Gunnlaugsson and Harold E. Jordan

By:                  /s/ MICHAEL H. BAUM                                                   March 2, 2001
       -----------------------------------------------
                       Michael H. Baum
                      Attorney-In-Fact*

-------------------------
*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                                  EXHIBIT INDEX


Exhibit
Number        Exhibit

3.1 Amended and Restated Articles of Incorporation of Advantage Learning Systems, Inc., as amended.(8)

3.2 Amended and Restated By-laws of Advantage Learning Systems, Inc., as amended.(7)

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

10.3          1997 Stock Incentive Plan (as amended and restated).(3)*

10.4 Accelerated Reader Resale Agreement dated May 1, 1994, between Advantage Learning Systems, Inc. and Perma-Bound, a division of Hertzberg-New Method, Inc.(1)

10.5(a) Credit Agreement dated as of December 31, 1997, by and between Norwest Bank Wisconsin, National Association and Advantage Learning Systems, Inc.(4)

10.5(b) First Amendment to Credit Agreement dated as of December 31, 1997, by and between Norwest Bank Wisconsin, National Association and Advantage Learning Systems, Inc.(7)

10.5(c) Second Amendment to Credit Agreement dated as of December 31, 1997, by and between Norwest Bank Wisconsin, National Association and Advantage Learning Systems, Inc.(7)

10.5(d) Third Amendment to Credit Agreement dated as of December 31, 1997, by and between Wells Fargo Bank Wisconsin, National Association (formerly known as Norwest Bank Wisconsin, National Association) and Advantage Learning Systems, Inc.

10.6 Tax Indemnification Agreement between Terrance Paul, Judith Paul, Mark J. Bradley, as Trustee of the Terrance and Judith Paul Descendants' Trust, and Advantage Learning Systems, Inc.(2)

10.7 Tax Indemnification Agreement between Terrance Paul, Judith Paul, Mark J. Bradley, as Trustee of the Terrance and Judith Paul Descendants' Trust, and the Institute for Academic Excellence, Inc.(2)

10.8 Amended and Restated Advantage Learning Systems, Inc. Employee Stock Purchase Plan.*

10.9 Office Lease dated as of December 17, 1998 by and between Athena Holdings LLC and Institute for Academic Excellence, Inc.(5)

10.10 Real Estate Mortgage dated December 17, 1998 between Athena Holdings LLC and Advantage Learning Systems, Inc.(5)

10.11 Expense Allocation Agreement dated October 19, 1999 between Advantage Learning Systems, Inc., Judith A. Paul and Terrance D. Paul. (6)

21.1          Subsidiaries of Advantage Learning Systems, Inc.

23.1          Consent of Arthur Andersen LLP.

24.1          Directors' Powers of Attorney.

99.1          Schedule II - Valuation and Qualifying Accounts.

----------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-22519).

(2) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 0-22187).

(3) Incorporated by reference to the Company's Form S-8 filed on October 28, 1997 (Registration No. 333-38867).

(4) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1997 (SEC File No. 0-22187).

(5) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1998 (SEC File No. 0-22187).

(6) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 0-22187).

(7) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 0-22187).

(8) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1999 (SEC File No. 0-22187).

*    Management contracts or compensatory plans or arrangements.