Form 10-Q
period 2001-03-31
RENAISSANCE LEARNING INC
filed 2001-05-07
CIK 1030484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED MARCH 31, 2001.


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
         PERIOD FROM                      TO                    .
                     --------------------    -------------------

                         COMMISSION FILE NUMBER: 0-22187


                           RENAISSANCE LEARNING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                        ADVANTAGE LEARNING SYSTEMS, INC.
                   (FORMER NAME, IF CHANGED SINCE LAST REPORT)

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

                                Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                  OUTSTANDING AT
                        CLASS                                     APRIL 27, 2001
                        -----                                     --------------
         Common Stock, $0.01 par value                              34,477,829

                           RENAISSANCE LEARNING, INC.

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


PART I  - FINANCIAL INFORMATION
-------------------------------
                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
ITEM 1.   FINANCIAL STATEMENTS

         Unaudited Consolidated Balance Sheets at March 31, 2001
                  and December 31, 2000..................................................................1

         Unaudited Consolidated Statements of Income for the Three
                  Months Ended March 31, 2001 and 2000...................................................2

         Unaudited Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2001 and 2000...................................................3

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


PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...............................................................9






                                    - Index -

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           RENAISSANCE LEARNING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      MARCH 31,           DECEMBER 31,
                                                                        2001                  2000
                                                                  -----------------    -------------------
                                                                               (In thousands)
                             ASSETS
                             ------
Current assets:
    Cash and cash equivalents                                     $         33,019     $           24,963
    Investment securities                                                   44,239                 43,880
    Accounts receivable, less allowance of
        $1,117,000 in 2001 and $985,000 in 2000                             12,311                 11,335
    Inventories                                                              1,607                  1,523
    Prepaid expenses                                                         1,412                  1,204
    Deferred tax asset                                                       2,897                  2,922
                                                                  -----------------    -------------------
Total current assets                                                        95,485                 85,827
    Property, plant and equipment, net                                      24,195                 24,501
    Deferred tax asset                                                       2,002                  2,127
    Intangibles and goodwill, net                                            4,659                  5,002
    Capitalized software, net                                                  680                    581
    Other non-current assets                                                   395                    183
                                                                  -----------------    -------------------
Total assets                                                      $        127,416     $          118,221
                                                                  =================    ===================

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
    Accounts payable                                              $          2,870     $            2,166
    Deferred revenue                                                         5,147                  5,484
    Payroll and employee benefits                                            3,093                  2,813
    Income taxes payable                                                     3,704                  2,419
    Other current liabilities                                                3,655                  4,104
                                                                  -----------------    -------------------
Total current liabilities                                                   18,469                 16,986
    Deferred revenue                                                         1,227                  1,380
                                                                  -----------------    -------------------
Total liabilities                                                           19,696                 18,366

Minority interest                                                              182                    185

Shareholders' equity                                                       107,538                 99,670
                                                                  -----------------    -------------------
Total liabilities and shareholders' equity                        $        127,416     $          118,221
                                                                  =================    ===================

See accompanying notes to consolidated  financial statements.

                           RENAISSANCE LEARNING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                     2001                            2000
                                                                ----------------                ----------------
                                                                    (In thousands, except per share amounts)
Net sales:
    Products                                                    $        24,362                 $        18,372
    Services                                                              5,819                           5,698
                                                                ----------------                ----------------
        Total net sales                                                  30,181                          24,070
                                                                ----------------                ----------------
Cost of sales:
    Products                                                              3,297                           2,517
    Services                                                              3,674                           3,049
                                                                ----------------                ----------------
        Total cost of sales                                               6,971                           5,566
                                                                ----------------                ----------------
        Gross profit                                                     23,210                          18,504
Operating expenses:
    Product development                                                   4,392                           3,170
    Selling and marketing                                                 7,992                           6,633
    General and administrative                                            3,414                           2,833
                                                                ----------------                ----------------
        Total operating expenses                                         15,798                          12,636
                                                                ----------------                ----------------
        Operating income                                                  7,412                           5,868
Other income (expense):
    Interest income                                                       1,014                             575
    Other, net                                                              (25)                            146
                                                                ----------------                ----------------
Income before taxes                                                       8,401                           6,589
Income tax provision                                                      3,234                           2,591
                                                                ----------------                ----------------

Net income                                                      $         5,167                 $         3,998
                                                                ================                ================

Basic earnings per share                                        $          0.15                 $          0.12
Diluted earnings per share                                                 0.15                            0.12



See accompanying notes to consolidated  financial statements.

                           RENAISSANCE LEARNING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         2001                  2000
                                                                                      -----------           -----------
                                                                                               (In thousands)
Reconciliation of net income to net cash provided by operating activities:
    Net income                                                                        $     5,167           $     3,998
    Noncash (income) expenses included in net income -
        Depreciation and amortization                                                       1,422                 1,074
        Deferred income taxes                                                                 151                   (51)
    Change in assets and liabilities -
            Accounts receivable                                                              (976)                2,388
            Inventory                                                                         (84)                  175
            Prepaid expenses                                                                 (208)               (1,104)
            Accounts payable and other current liabilities                                  3,123                 1,190
            Deferred revenue                                                                 (490)               (1,444)
       Other                                                                                 (102)                   59
                                                                                      -----------           -----------
       Net cash provided by operating activities                                            8,003                 6,285
                                                                                      -----------           -----------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                                (658)               (1,275)
    Purchase of investment securities, net                                                   (358)               (5,101)
    Capitalized software development costs                                                   (216)                 --
    Acquisitions                                                                             (704)                 --
                                                                                      -----------           -----------
        Net cash used in investing activities                                              (1,936)               (6,376)
                                                                                      -----------           -----------
Cash flows from financing activities:
    Equity contribution return to minority partner                                           --                     (60)
    Proceeds from issuance of stock                                                           814                   490
    Proceeds from exercise of stock options                                                 1,175                     6
    Purchase of treasury stock                                                               --                    (258)
                                                                                      -----------           -----------
        Net cash provided by financing activities                                           1,989                   178
                                                                                      -----------           -----------
Net increase in cash                                                                        8,056                    87
Cash and cash equivalents, beginning of period                                             24,963                23,016
                                                                                      -----------           -----------
Cash and cash equivalents, end of period                                              $    33,019           $    23,103
                                                                                      ===========           ===========


See accompanying notes to consolidated financial statements.

                           RENAISSANCE LEARNING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. CONSOLIDATION

         The consolidated financial statements include the financial results of Renaissance Learning, Inc. and our consolidated subsidiaries. Our significant subsidiaries include the School Renaissance Institute, Inc., Renaissance Corporate Services, Inc. and Generation21 Learning Systems, LLC ("Generation21"). We also own 70% of Athena Holdings LLC which was formed for the purpose of constructing a facility in Madison, Wisconsin. All significant intercompany transactions have been eliminated in the consolidated financial statements.

         Our name was legally changed from Advantage Learning Systems, Inc. to Renaissance Learning, Inc. on April 18, 2001. On April 20, 2001, our stock trading symbol on The Nasdaq Stock Market changed to RLRN to reflect the legal name change.


2. BASIS OF PRESENTATION

         The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K which is on file with the U.S. Securities and Exchange Commission.

         Effective November 17, 2000, we acquired the business and assets of Engineering Software Associates, Inc. ("ESA"), Minneapolis, Minnesota, a provider of electronic assessment products and services to textbook publishers. The transaction was accounted for using the purchase method of accounting, with a total purchase price of $3.8 million including the assumption of less than $100,000 of certain liabilities. The purchase price is subject to certain post-closing adjustments. The purchase price was allocated based on the fair values of the assets acquired and liabilities assumed and included an allocation to intangibles and goodwill. The operating results of ESA are included in our consolidated financial statements since the date of acquisition.

         The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


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

         On January 3, 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. As of March 31, 2001, we had repurchased 25,100 shares.

         The weighted average shares outstanding during the three months ended March 31, 2001 and 2000 are as follows:

                                              Three Months Ended                    Three Months Ended
                                                March 31, 2001                        March 31, 2000
                                              ------------------                    ------------------
Basic Weighted Average Shares                     34,430,922                            34,220,824

Impact of Stock Options                              333,565                               118,672

Diluted Weighted Average Shares                   34,764,487                            34,339,496

4. SEGMENT REPORTING

         Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. We have two reportable segments: software and training.

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

         The training segment provides professional development training seminars. Its programs train educators on how to accelerate learning in the classroom through use of the information that our learning information systems provide. Revenue from the training segment includes service revenue from a variety of seminars presented in hotels and schools across the country and from the annual National School Renaissance Conference, and product revenue from training materials.

         We evaluate the performance of our operating segments based on operating income before nonrecurring items. Intersegment sales and transfers and revenue derived outside of the United States are not significant. Summarized financial information concerning our reportable segments is shown in the following table:

                                      Three Months Ended
                                          March 31,
                                     2001             2000
                                 --------------    -----------
                                        (In thousands)
Revenues:
Software                         $      25,453     $   19,463
Training                                 4,728          4,607
                                 --------------    -----------
Total revenues                   $      30,181     $   24,070
                                 ==============    ===========

Operating income (loss):
Software                         $       8,478     $    6,039
Training                                (1,066)          (171)
                                 --------------    -----------
Total operating income           $       7,412     $    5,868
                                 ==============    ===========


         The reported measures are consistent with those used in measuring amounts in the consolidated financial statements. Such measurements are generally along legal entity lines as aggregated.

         It is our opinion, however, that because many flows of value between the segments cannot be precisely quantified, this information provides an incomplete measure of the training segment profit or loss, and should not be viewed in isolation. We evaluate the performance of the training segment based on many factors not captured by the financial accounting system and often evaluate our financial performance on a total entity basis.

5.  COMPREHENSIVE INCOME

         Total comprehensive income was $5,279,000 and $4,066,000 in the first quarter of 2001 and 2000, respectively. Our comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         The following table sets forth certain consolidated income statement data in dollars and as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:


                                                     THREE MONTHS ENDED MARCH 31,
                                                   2001                         2000                     CHANGE
                                         -------------------------   --------------------------   ----------------------
                                                           (Dollars in thousands)
Net Sales:
    Products                                  $24,362       80.7%         $18,372        76.3%        $5,990      32.6%
    Services                                    5,819       19.3%           5,698        23.7%           121       2.1%
                                         ------------- -----------   -------------  -----------   -----------
        Total net sales                        30,181      100.0%          24,070       100.0%         6,111      25.4%
                                         ------------- ===========   -------------  ===========   -----------

Cost of sales:
    Products                                    3,297       13.5%           2,517        13.7%           780      31.0%
    Services                                    3,674       63.1%           3,049        53.5%           625      20.5%
                                         -------------               -------------                -----------
        Total cost of sales                     6,971       23.1%           5,566        23.1%         1,405      25.2%
                                         -------------               -------------                -----------

Gross profit:
    Products                                   21,065       86.5%          15,855        86.3%         5,210      32.9%
    Services                                    2,145       36.9%           2,649        46.5%          (504)    -19.0%
                                         -------------               -------------                -----------
        Total gross profit                     23,210       76.9%          18,504        76.9%         4,706      25.4%
                                         -------------               -------------                -----------

Operating expenses:
    Product development                         4,392       14.6%           3,170        13.2%         1,222      38.5%
    Selling and marketing                       7,992       26.5%           6,633        27.6%         1,359      20.5%
    General and administrative                  3,414       11.3%           2,833        11.8%           581      20.5%
                                         -------------               -------------                -----------
        Total operating expenses               15,798       52.3%          12,636        52.5%         3,162      25.0%
                                         -------------               -------------                -----------

        Operating income                        7,412       24.6%           5,868        24.4%         1,544      26.3%

Other income(expense):
    Interest income                             1,014        3.3%             575         2.4%           439      76.3%
    Other, net                                    (25)      -0.1%             146         0.6%          (171)   -117.1%
                                         -------------               -------------                -----------
        Total other income                        989        3.3%             721         3.0%           268      37.2%
                                         -------------               -------------                -----------

Income before taxes                             8,401       27.8%           6,589        27.4%         1,812      27.5%

Income tax provision                            3,234       10.7%           2,591        10.8%           643      24.8%
                                         -------------               -------------                -----------

Net income                                    $ 5,167       17.1%         $ 3,998        16.6%       $ 1,169      29.2%
                                         =============               =============                ===========

         Net Sales. Our net sales increased by $6.1 million, or 25.4%, to $30.2 million in the first quarter of 2001 from $24.1 million in the first quarter of 2000. Product sales increased by $6.0 million, or 32.6%, to $24.4 million in the first quarter of 2001 from $18.4 million in the first quarter of 2000. The increase in product sales is primarily attributable to (i) increased sales of Accelerated Reader quizzes, with over 42,000 available book titles, to a larger base of Accelerated Reader schools (ii) increased sales of math products, including follow-on sales of subject libraries and optical-mark card scanners and (iii) increased sales of electronic assessment products to educational publishers.

         Service revenue, which consists of revenue from sales of training sessions and software support agreements, remained relatively constant at $5.8 million in the first quarter of 2001 compared to $5.7 million in the first quarter of 2000. Revenues from our annual National School Renaissance Conference are included in both first quarter 2001 and 2000 service revenues. The low growth rate in service revenue is due, in part, to the National Conference drawing fewer attendees in 2001 than in 2000. Excluding the National conference, service revenues grew by about 8% in first quarter 2001 over first quarter 2000.

         We expect continued revenue growth in the second quarter, as schools enter the prime period of their annual purchasing cycle. Two new products are scheduled for release in the second quarter: STAR Early Literacy, a diagnostic test for phonics and other key early language skills for students from Pre-kindergarten to second grade, and AR Universal, the new version of our Accelerated Reader reading management program which will support new recorded-voice versions of quizzes on literature books for emergent readers, and quizzes on reading-instruction materials distinct from quizzes on trade books for reading practice. Other expected contributors to growth in the second quarter include new Accelerated Math subject libraries and math Learning Cards, instructional aids to help teachers intervene with students struggling to master individual math objectives. We also anticipate continued strong sales of our math products, including follow-on sales of subject libraries and optical-mark card scanners. We expect to maintain the annual revenue growth rate achieved in 2000.

         Cost of Sales. The cost of sales of products increased by $780,000, or 31.0%, to $3.3 million in the first quarter of 2001 from $2.5 million in the first quarter of 2000. As a percentage of product sales, the cost of sales of products decreased slightly to 13.5% in the first quarter of 2001 from 13.7% in the first quarter of 2000. This decrease is primarily the result of improved sales mix due to strong sales of Accelerated Reader quizzes. The cost of sales of services increased by $625,000, or 20.5%, to $3.7 million in the first quarter of 2001 from $3.0 million in the first quarter of 2000. As a percentage of sales of services, the cost of sales of services increased to 63.1% in the first quarter of 2001 from 53.5% in the first quarter of 2000 primarily due to increased costs associated with the location and timing of the 2001 National Conference. Excluding the effect of the National Conference, first quarter 2001 service margins were slightly higher than last year's first quarter. Our overall gross profit margin was 76.9% in the first quarter of 2001, the same as it was in the first quarter of 2000.

         Product Development. Product development expenses increased by $1.2 million, or 38.5%, to $4.4 million in the first quarter of 2001 from $3.2 million in the first quarter of 2000. We continue to invest aggressively in product development related to several new products including Star Early Literacy and AR Universal, scheduled for release in second quarter 2001, the development of additional Accelerated Math libraries, eSchoolOffice, a Web-based school administration software, and other new products at various stages of development which we expect to announce in the future. As a percentage of net sales, product development costs increased to 14.6% in the first quarter of 2001 from 13.2% in the first quarter of 2000. We anticipate that product development costs will continue to increase throughout 2001, but at a somewhat more moderate pace, with our continued emphasis on product development and new business initiatives as key elements in achieving future growth.

         Selling and Marketing. Selling and marketing expenses increased by $1.4 million, or 20.5%, to $8.0 million in the first quarter of 2001 from $6.6 million in the first quarter of 2000. These expenses increased due to a more aggressive sales and marketing plan including (i) increased costs of promoting the district-wide Renaissance Schoolwide Improvement Process, (ii) costs of marketing our new STAR Early Literacy and AR Universal products, and (iii) the costs of marketing the Generation21 enterprise-wide training and knowledge management software. As a percentage of net sales, selling and marketing expenses decreased to 26.5% in the first quarter of 2001 from 27.6% in the first quarter of 2000. We anticipate that selling and marketing expenses will continue at a higher level than the prior year due to new products and aggressive marketing plans but should decline as a percentage of sales from the first quarter level.

         General and Administrative. General and administrative expenses increased by $581,000, or 20.5%, to $3.4 million in the first quarter of 2001 from $2.8 million in the first quarter of 2000. The higher expenses for the first quarter of 2001 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits to support the Generation21 initiative and increased personnel from the ESA acquisition in late 2000. As a percentage of net sales, general and administrative costs decreased to 11.3% in the first quarter of 2001 compared to 11.8% in the first quarter of 2000. We anticipate that general and administrative expenses will generally continue to rise to support our growth and new business initiatives.

         Operating Income. Operating income increased by $1.5 million, or 26.3%, to $7.4 million in the first quarter of 2001 from $5.9 million in the first quarter of 2000. As a percentage of net sales, operating income increased slightly to 24.6% in the first quarter of 2001 compared to 24.4% in the first quarter of 2000. We expect operating margins to remain relatively constant in 2001.

         Income Tax Expense. Income tax expense of $3.2 million was recorded in the first quarter of 2001 at an effective income tax rate of 38.5% of pre-tax income, compared to $2.6 million, or 39.3% of pre-tax income in the first quarter of 2000. We expect to maintain our effective tax rate at or below 39% for 2001.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, our cash, cash equivalents and investment securities increased to $77.3 million from the December 31, 2000 total of $68.8 million. The increase of $8.5 million in the first quarter of 2001 is primarily due to $8.0 million in net cash provided by operating activities. We believe cash flow from operations and our current cash position will be sufficient to meet our working capital requirements and fund future growth acquisition opportunities for the foreseeable future.

         At March 31, 2001, we had a $10.0 million unsecured revolving line of credit with a bank that is available until March 31, 2002. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank that is available until April 30, 2002. The line of credit bears interest based on the prime rate less 1%. As of March 31, 2001, the lines of credit had not been used.

FORWARD-LOOKING STATEMENTS

         In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements relating to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include those factors identified in Item 1, Business, Forward-Looking Statements, contained in our Form 10-K for the year ended December 31, 2000, which factors are incorporated herein by reference to such Form 10-K.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         At March 31, 2001, we had no material market risk exposure (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).

Part  II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

     Exhibit No.      Description

         3.1 Amended and Restated Articles of Incorporation of Registrant, as amended.

        10.1 Letter Agreement between Registrant and John R. Hickey dated March 12, 2001.


(b) Forms 8-K. We filed no reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RENAISSANCE LEARNING, INC.
                                   (Registrant)



  May 7, 2001                      /s/ Michael H. Baum
  ------------------               ------------------------------
         Date                      Michael H. Baum
                                   Chief Executive Officer
                                   (Principal Executive Officer)


  May 7, 2001                      /s/ Steven A. Schmidt
  ------------------               ------------------------------
         Date                      Steven A. Schmidt
                                   Secretary, Vice President, and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

                                Index to Exhibits

     Exhibit No.      Description

         3.1 Amended and Restated Articles of Incorporation of Registrant, as amended.

        10.1 Letter Agreement between Registrant and John R. Hickey dated March 12, 2001.