Form 10-Q
period 2001-06-30
RENAISSANCE LEARNING INC
filed 2001-08-13
CIK 1030484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED JUNE 30, 2001.


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
         PERIOD FROM ____________________ TO ____________________


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

                                Yes [X]  No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        OUTSTANDING AT
                        CLASS                           JULY 31, 2001
                        -----                           -------------
         Common Stock, $0.01 par value                   34,555,540

                           RENAISSANCE LEARNING, INC.

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


PART I  - FINANCIAL INFORMATION
                                                                                                        Page
                                                                                                       Number
                                                                                                       ------

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets at June 30, 2001 (unaudited)
                  and December 31, 2000..........................................................        1

          Consolidated Statements of Income for the
                  Three Months and Six Months Ended
                  June 30, 2001 and 2000 (unaudited).............................................        2

          Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2001 and 2000 (unaudited)................................        3

          Notes to Unaudited Consolidated Financial Statements...................................        4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................................................        7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK............................................................................       11


PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................       12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ......................................................       12
















                                    - Index -

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           RENAISSANCE LEARNING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        JUNE 30,                DECEMBER 31,
                                                                          2001                      2000
                                                                 --------------------      --------------------
                                                                      (unaudited)                (audited)
                             ASSETS
Current assets:
    Cash and cash equivalents                                          $  33,917                $  24,655
    Investment securities                                                 50,360                   43,343
    Accounts receivable, less allowance of $1,699
        at June 30, 2001 and $985 at December 31, 2000                    14,440                   11,335
    Inventories                                                            1,520                    1,523
    Prepaid expenses                                                         842                    1,204
    Deferred tax asset                                                     3,265                    2,922
    Other current assets                                                     948                      845
                                                                      ----------                ---------
Total current assets                                                     105,292                   85,827
    Property, plant and equipment, net                                    23,775                   24,501
    Deferred tax asset                                                     1,801                    2,127
    Intangibles and goodwill, net                                          4,299                    5,002
    Capitalized software, net                                                818                      581
    Other non-current assets                                                 533                      183
                                                                      ----------                ---------
Total assets                                                           $ 136,518                $ 118,221
                                                                      ==========                =========


              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $   2,659                $   2,166
    Deferred revenue                                                       5,795                    5,484
    Payroll and employee benefits                                          3,034                    2,813
    Income taxes payable                                                   3,751                    2,419
    Other current liabilities                                              3,473                    4,104
                                                                      ----------                ---------
Total current liabilities                                                 18,712                   16,986
    Deferred revenue                                                       1,136                    1,380
                                                                      ----------                ---------
Total liabilities                                                         19,848                   18,366

Minority interest                                                            181                      185

Shareholders' equity                                                     116,489                   99,670
                                                                      ----------                ---------
Total liabilities and shareholders' equity                             $ 136,518                $ 118,221
                                                                      ==========                =========


See accompanying notes to consolidated financial statements.

                           RENAISSANCE LEARNING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       THREE MONTHS                          SIX MONTHS
                                                      ENDED JUNE 30,                        ENDED JUNE 30,
                                                   2001            2000                 2001            2000
                                              ---------------  --------------       --------------  --------------
                                                           (In thousands, except per share amounts)

Net sales:
    Products                                        $ 28,522        $ 22,195             $ 52,884        $ 40,567
    Services                                           4,144           4,227                9,963           9,925
                                              ---------------  --------------       --------------  --------------
        Total net sales                               32,666          26,422               62,847          50,492
                                              ---------------  --------------       --------------  --------------
Cost of sales:
    Products                                           4,013           2,881                7,309           5,398
    Services                                           1,680           2,167                5,355           5,216
                                              ---------------  --------------       --------------  --------------
        Total cost of sales                            5,693           5,048               12,664          10,614
                                              ---------------  --------------       --------------  --------------
        Gross profit                                  26,973          21,374               50,183          39,878
Operating expenses:
    Product development                                4,497           3,838                8,889           7,008
    Selling and marketing                              7,435           6,129               15,426          12,762
    General and administrative                         3,703           3,030                7,118           5,863
                                              ---------------  --------------       --------------  --------------
        Total operating expenses                      15,635          12,997               31,433          25,633
                                              ---------------  --------------       --------------  --------------
        Operating income                              11,338           8,377               18,750          14,245
Other income:
    Interest income                                      960             666                1,974           1,241
    Other, net                                           195             117                  170             263
                                              ---------------  --------------       --------------  --------------
Income before taxes                                   12,493           9,160               20,894          15,749
Income tax provision                                   4,810           3,623                8,044           6,214
                                              ---------------  --------------       --------------  --------------

Net income                                          $  7,683        $  5,537             $ 12,850        $  9,535
                                              ===============  ==============       ==============  ==============


Basic earnings per share                            $   0.22        $   0.16             $   0.37        $   0.28
Diluted earnings per share                          $   0.22        $   0.16             $   0.37        $   0.28




See accompanying notes to consolidated financial statements.

                           RENAISSANCE LEARNING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                       2001                    2000
                                                                               --------------------    --------------------
                                                                                             (In thousands)
Reconciliation of net income to net cash provided by operating activities:

  Net income                                                                              $ 12,850                $  9,535
  Noncash (income) expenses included in net income -
      Depreciation and amortization                                                          2,898                   2,223
      Deferred income taxes                                                                    (16)                   (349)
  Change in assets and liabilities -
      Accounts receivable                                                                   (3,105)                  2,543
      Inventory                                                                                  3                     490
      Prepaid expenses                                                                         361                     590
      Accounts payable and other current liabilities                                         3,209                     294
      Deferred revenue                                                                          67                    (899)
      Other current assets                                                                    (102)                 (1,113)
  Other                                                                                       (110)                    (48)
                                                                               --------------------    --------------------
  Net cash provided by operating activities                                                 16,055                  13,266
                                                                               --------------------    --------------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                               (1,233)                 (2,233)
    Purchase of short-term investments, net                                                 (7,017)                (12,230)
    Capitalized software development costs                                                    (474)                      -
    Acquisitions                                                                              (704)                      -
                                                                               --------------------    --------------------
      Net cash used in investing activities                                                 (9,428)                (14,463)
                                                                               --------------------    --------------------

Cash flows provided by financing activities:
    Proceeds from issuance of stock                                                            814                     490
    Return of capital to minority interest                                                       -                     (60)
    Purchase of treasury stock                                                                   -                    (325)
    Proceeds from exercise of stock options                                                  1,821                      50
                                                                               --------------------    --------------------
      Net cash provided by financing activities                                              2,635                     155
                                                                               --------------------    --------------------
Net increase (decrease) in cash                                                              9,262                  (1,042)
Cash and cash equivalents, beginning of period                                              24,655                  22,882
                                                                               --------------------    --------------------
Cash and cash equivalents, end of period                                                  $ 33,917                $ 21,840
                                                                               ====================    ====================




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


2. BASIS OF PRESENTATION
         The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. Certain previously reported amounts have been reclassified to conform with the 2001 presentation. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K which is on file with the U.S. Securities and Exchange Commission.

         Effective November 17, 2000, we acquired the business and assets of Engineering Software Associates, Inc. ("ESA"), Minneapolis, Minnesota, a provider of electronic assessment products and services to textbook publishers. The transaction was accounted for using the purchase method of accounting, with a total purchase price of $3.8 million including the assumption of less than $100,000 of certain liabilities. The purchase price was subject to certain post-closing adjustments. The purchase price was allocated based on the fair values of the assets acquired and liabilities assumed and included an allocation to intangibles and goodwill. The operating results of ESA are included in our consolidated financial statements since the date of acquisition.

         The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


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

         On January 3, 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. As of June 30, 2001, we had repurchased 25,100 shares.

         The weighted average shares outstanding during the three months and six months ended June 30, 2001 and 2000 are as follows:


                                             THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                              2001                 2000                     2001                 2000
                                         ----------------     ----------------        ---------------     -----------------

   Basic Weighted Average Shares              34,490,014           34,213,934              34,460,632           34,217,379

   Impact of Stock Options                       406,948               95,909                 361,651              105,319

   Diluted Weighted Average Shares            34,896,962           34,309,843              34,822,283           34,322,698


4.  SEGMENT REPORTING
         Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. We have two reportable segments: software and training.

         The software segment produces learning information system software for the K-12 school market in the United States, Canada, the United Kingdom and Australia. The software assists educators in assessing and monitoring student development by increasing the quantity, quality and timeliness of student performance data in the areas of reading, math and writing. The software segment also includes training and knowledge management enterprise software, which is currently sold primarily to corporate customers, and electronic assessment products and services sold to educational publishers. Revenue from the software segment includes product revenue principally from the sale of software, product revenue from scanners sold with math software and sold separately, and service revenue from the sale of software support agreements.

         The training segment provides professional development training seminars and related products to train and support teachers in implementing our model for educational improvement. The training programs instruct educators on how to accelerate learning in the classroom through use of the information that our learning information systems provide. Revenue from the training segment includes service revenue from a variety of seminars presented in hotels and schools across the country and from the annual National School Renaissance Conference, and product revenue from the sale of training materials.

         We evaluate the performance of our operating segments based on operating income before nonrecurring items. Intersegment sales and transfers and revenue derived outside of the United States are not significant. Summarized financial information concerning our reportable segments is shown in the following table:

                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  JUNE 30,                               JUNE 30,
                                           2001              2000                 2001               2000
                                      ---------------    --------------      ---------------    ---------------
                                                                    (In thousands)

      Revenues:                             $ 29,372          $ 23,223             $ 54,825           $ 42,686
      Software                                 3,294             3,199                8,022              7,806
      Training                        ---------------    --------------      ---------------    ---------------
                                            $ 32,666          $ 26,422             $ 62,847           $ 50,492
      Total revenues                  ===============    ==============      ===============    ===============



      Operating income:                     $ 12,309           $ 8,859             $ 20,787           $ 14,898
      Software                                  (971)             (482)              (2,037)              (653)
      Training                        ---------------    --------------      ---------------    ---------------
                                            $ 11,338           $ 8,377             $ 18,750           $ 14,245
      Total operating income          ===============    ==============      ===============    ===============





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


5. COMPREHENSIVE INCOME
         Total comprehensive income was $13,093,000 and $9,496,000 in the first six months of 2001 and 2000, respectively. Our comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS
         On June 30, 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". Under this new standard, goodwill acquired after June 30, 2001 is not amortized over its useful life and starting January 1, 2002, amortization expense will no longer be recorded for goodwill acquired on or before June 30, 2001. SFAS 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value-based test. In addition, under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged.

         SFAS 142 requires that a new fair-value-based test be applied to determine if intangible assets are impaired. We will perform an impairment analysis of intangible assets by the end of 2001 and of goodwill by the end of the first quarter of 2002 in accordance with the new standard.

         For the years ended December 31, 2000, 1999 and 1998, goodwill expense of $311,000, $205,000 and $176,000, respectively, is included in our statement of income. During 2001 we recorded goodwill expense of $235,000 for the six months ended June 30 and expect to record goodwill expense of $470,000 on an annual basis. We have estimated that goodwill amortization of approximately $470,000 will not be recognized in 2002 as a result of adopting this statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:


                                                           THREE MONTHS                                 SIX MONTHS
                                                           ENDED JUNE 30,                             ENDED JUNE 30,
                                                    2001                  2000                   2001                2000
                                               ----------------     -----------------       ----------------    ---------------

Net Sales:
    Products                                              87.3 %                84.0 %                 84.1 %             80.3 %
    Services                                              12.7                  16.0                   15.9               19.7
                                               ----------------     -----------------       ----------------    ---------------
        Total net sales                                  100.0 %               100.0 %                100.0 %            100.0 %
                                               ================     =================       ================    ===============

Cost of sales:
    Products                                              14.1 %                13.0 %                 13.8 %             13.3 %
    Services                                              40.5                  51.3                   53.7               52.6
        Total cost of sales                               17.4                  19.1                   20.2               21.0

Gross profit:
    Products                                              85.9                  87.0                   86.2               86.7
    Services                                              59.5                  48.7                   46.3               47.4
        Total gross profit                                82.6                  80.9                   79.8               79.0

Operating expenses:
    Product development                                   13.8                  14.5                   14.1               13.9
    Selling and marketing                                 22.8                  23.2                   24.6               25.3
    General and administrative                            11.3                  11.5                   11.3               11.6
                                               ----------------     -----------------       ----------------    ---------------
        Total operating expenses                          47.9                  49.2                   50.0               50.8
                                               ----------------     -----------------       ----------------    ---------------

        Operating income                                  34.7                  31.7                   29.8               28.2

Other income:
    Interest income                                        2.9                   2.5                    3.1                2.5
    Other, net                                             0.6                   0.5                    0.3                0.5
                                               ----------------     -----------------       ----------------    ---------------
        Total other income                                 3.5                   3.0                    3.4                3.0
                                               ----------------     -----------------       ----------------    ---------------

Income before taxes                                       38.2                  34.7                   33.2               31.2

Income tax provision                                      14.7                  13.7                   12.8               12.3
                                               ----------------     -----------------       ----------------    ---------------
Net income                                                23.5 %                21.0 %                 20.4 %             18.9 %
                                               ================     =================       ================    ===============


THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         Net Sales. Our net sales increased by $6.2 million, or 23.6%, to $32.7 million in the second quarter of 2001 from $26.4 million in the second quarter of 2000. Product sales increased by $6.3 million, or 28.5%, to $28.5 million in the second quarter of 2001 from $22.2 million in the second quarter of 2000. The increase in product sales is primarily attributable to (i) increased sales of Accelerated Math products, including follow-on sales of subject libraries and optical-mark card scanners, (ii) increased sales of Accelerated Reader quizzes, with over 45,000 available book titles, to a larger base of Accelerated Reader schools and (iii) increased sales of electronic assessment products to educational publishers from the acquisition of Engineering Software Associates, Inc. ("ESA") completed late last year.

         Two new products were released late in the second quarter as scheduled:
STAR Early Literacy, a diagnostic test for phonics and other key early language skills for students from pre-kindergarten to second grade, and AR Universal, the new version of our Accelerated Reader reading management program which supports new recorded-voice versions of quizzes on literature books for emergent readers and new quizzes for assessing reading instruction assignments such as those found in reading textbooks and other curricula. We continue to expect revenue growth for 2001 to be at or near last year's growth rate with broadening adoption of our new STAR Early Literacy software as well as continued strong sales of our other reading and math software to both new and existing school customers.

         Service revenue, which consists of revenue from sales of training sessions and software support agreements, decreased by $83,000, or 2.0%, to $4.1 million in the second quarter of 2001 from $4.2 million in the second quarter of 2000. This decrease is due primarily to a 15% decline in sales from our training business as we continue to transition this business toward more district-wide sales, as opposed to selling single training events. The decline in training revenues was offset by a 21% increase in software support revenues, which benefited from stronger support plan renewals. We expect to see service revenue resume at least modest growth in the third quarter.

         Cost of Sales. The cost of sales of products increased by $1.1 million, or 39.3%, to $4.0 million in the second quarter of 2001 from $2.9 million in the second quarter of 2000. As a percentage of product sales, the cost of sales of products increased to 14.1% in the second quarter of 2001 from 13.0% in the second quarter of 2000. The increase in cost of sales of products is due to higher sales of scanners, for use with math software, as well as higher sales of assessment products from the ESA acquisition, both of which carry somewhat lower margins than our other software products.

          The cost of sales of services decreased by $487,000, or 22.5%, to $1.7 million in the second quarter of 2001 from $2.2 million in the second quarter of 2000. As a percentage of sales of services, the cost of sales of services decreased to 40.5% in the second quarter of 2001 from 51.3% in the second quarter of 2000. The improvement was due to stronger sales in the software support business and from a favorable training product mix. Compared to the second quarter of 2000, the second quarter of 2001 training revenue contained a higher proportion of onsite events, which are more profitable than hotel events. Our overall gross profit margin increased to 82.6% in the second quarter of 2001 from 80.9% in the second quarter of 2000. The increase is primarily due to a higher proportion of products to services in the 2001 revenue mix.

         Product Development. Product development expenses increased by $659,000, or 17.2%, to $4.5 million in the second quarter of 2001 from $3.8 million in the second quarter of 2000. These expenses increased primarily due to continued aggressive investment in product development including STAR Early Literacy and AR Universal, released late in the second quarter, and the development of additional Accelerated Math libraries, eSchool office school administration software, and a number of other new products at various stages of development. As a percentage of net sales, product development costs decreased to 13.8% in the second quarter of 2001 from 14.5% in the second quarter of 2000. We expect product development costs to continue to increase throughout 2001 by somewhat larger increments than the second quarter reflecting our continued aggressive investment plans to drive future growth. Product development costs, however, are not expected to increase significantly as a percentage of sales in the near term.

         Selling and Marketing. Selling and marketing expenses increased by $1.3 million, or 21.3%, to $7.4 million in the second quarter of 2001 from $6.1 million in the second quarter of 2000. These expenses increased due to a more aggressive sales and marketing plan including (i) increased costs of promoting the district-wide Renaissance schoolwide improvement process, (ii) the costs of marketing the Generation21 enterprise-wide training and knowledge management software, (iii) costs of marketing our new STAR Early Literacy and AR Universal products and (iv) other initiatives. As a percentage of net sales, selling and marketing expenses declined to 22.8% in the second quarter of 2001 from 23.2% in the second quarter of 2000. We expect that selling and marketing expenses will continue at a higher level than the prior year but will decline as a percent of sales in the third quarter compared to the second quarter 2001.

         General and Administrative. General and administrative expenses increased by $673,000, or 22.2%, to $3.7 million in the second quarter of 2001 from $3.0 million in the second quarter of 2000. The higher expenses for the second quarter of 2001 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits, and increased personnel from the ESA acquisition in late 2000. As a percentage of net sales, general and administrative costs decreased slightly to 11.3% in the second quarter of 2001 from 11.5% in the second quarter of 2000, but remain within our expected annual range of 11% to 12% of sales.

         Operating Income. Operating income increased by $3.0 million, or 35.3%, to $11.3 million in the second quarter of 2001 from $8.4 million in the second quarter of 2000. As a percentage of net sales, operating income increased to 34.7% in the second quarter of 2001 from 31.7% in the second quarter of 2000. We expect our 2001 operating margin to be at or slightly above the 2000 margin levels.

         Income Tax Expense. Income tax expense of $4.8 million was recorded in the second quarter of 2001 at an effective income tax rate of 38.5% of pre-tax income compared to $3.6 million, or 39.6% of pre-tax income in the second quarter of 2000. We expect to maintain our effective tax rate at or below 39% for 2001.


SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         Net Sales. Our net sales increased by $12.4 million, or 24.5%, to $62.8 million in the six months ended June 30, 2001 from $50.5 million in the first six months of 2000. Product sales increased by $12.3 million, or 30.4%, to $52.9 million in the first six months of 2001 from $40.6 million in the same period in 2000. The increase in product sales is primarily attributable to (i) increased sales of Accelerated Math products, including follow-on sales of subject libraries and optical-mark card scanners, (ii) increased sales of Accelerated Reader quizzes, with over 45,000 available book titles, to a larger base of Accelerated Reader schools and (iii) increased sales of electronic assessment products to educational publishers from the ESA acquisition completed late last year. We continue to expect revenue growth to be at or near last year's growth rate with broadening adoption of our new STAR Early Literacy software as well as continued strong sales of our other reading and math software to both new and existing school customers.

         Service revenue remained relatively constant at $10.0 million in the first six months of 2001 compared to $9.9 million in the same period in 2000. Training revenues declined in 2001 as we continue to transition this business toward more district-wide sales, as opposed to selling single training events. Our annual National School Renaissance Conference held in the first quarter drew somewhat fewer attendees in 2001 than in 2000. The decline in training revenues was offset by increased software support revenues, which benefited from stronger support plan renewals.

         Cost of Sales. The cost of sales of products increased by $1.9 million, or 35.4%, to $7.3 million in the first six months of 2001 from $5.4 million in the first six months of 2000. As a percentage of product sales, the cost of sales of products increased to 13.8% in the first half of 2001 from 13.3% in the first half of 2000. The increase in cost of sales is primarily due to higher sales of scanners, for use with math software, as well as higher sales of assessment products from the ESA acquisition, both of which carry somewhat lower margins than our other software products.

         The cost of sales of services increased by $138,000, or 2.7%, to $5.4 million in the first six months of 2001 from $5.2 million in the same period in 2000. As a percentage of sales of services, the cost of sales of services increased to 53.7% in the first six months of 2001 from 52.6% in the first six months of 2000. Increased costs associated with the location and timing of the annual National School Renaissance Conference presented in the first quarter of 2001 were offset by stronger sales in the software support business. Our overall gross profit margin increased to 79.8% in the first six months of 2001 from 79.0% in the first six months of 2000. The increase is primarily due to the revenue mix of a higher proportion of products to services in 2001, as products carry a higher gross profit margin than services.

         Product Development. Product development expenses increased by $1.9 million, or 26.8%, to $8.9 million in the six months ended June 30, 2001 as compared to $7.0 million in the corresponding 2000 period. These expenses increased primarily due to continued aggressive investment in product development including STAR Early Literacy and AR Universal, released late in the second quarter, and the development of additional Accelerated Math libraries, eSchool office school administration software, and a number of other new products at various stages of development. As a percentage of net sales, product development costs increased to 14.1% in the first half of 2001 from 13.9% in the first half of 2000. We expect product development costs to continue to rise throughout 2001, reflecting our continued aggressive investment plans to drive future growth. Product development costs, however, are not expected to increase significantly as a percentage of sales in the near term.

         Selling and Marketing. Selling and marketing expenses increased by $2.7 million, or 20.9%, to $15.4 million in the first half of 2001 from $12.8 million in the first half of 2000. These expenses increased primarily due to (i) increased costs of promoting the district-wide Renaissance schoolwide improvement process, (ii) the costs of marketing the Generation21 enterprise-wide training and knowledge management software, (iii) costs of marketing our new STAR Early Literacy and AR Universal products and (iv) other initiatives. As a percentage of net sales, selling and marketing expenses declined to 24.6% in the first half of 2001 from 25.3% in the first six months of 2000. We anticipate that selling and marketing expenses will generally continue at a higher level than the prior year but will decline as a percent of sales in the third quarter compared to the second quarter 2001.

         General and Administrative. General and administrative expenses increased by $1.3 million, or 21.4%, to $7.1 million in the six months ended June 30, 2001 from $5.9 million in the same period in 2000. The higher expenses for 2001 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits, and increased personnel from the ESA acquisition in late 2000. As a percentage of net sales, general and administrative costs decreased slightly to 11.3% in the first six months of 2001 compared to 11.6% in the same period in 2000, but remain within our expected annual range of 11% to 12% of sales.

         Operating Income. Operating income increased by $4.5 million, or 31.6%, to $18.7 million in the first six months of 2001 from $14.2 million in the same period in 2000. As a percentage of net sales, operating income increased to 29.8% in the first half of 2001 from 28.2% in the first half of 2000. We expect our 2001 operating margin to be at or slightly above the 2000 margin levels.

         Income Tax Expense. Income tax expense of $8.0 million was recorded in the first six months of 2001 at an effective income tax rate of 38.5% of pre-tax income compared to $6.2 million, or 39.5% of pre-tax income in the first half of 2000. We expect to maintain our effective tax rate at or below 39% for 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, our cash, cash equivalents and short-term investments increased to $84.3 million from the December 31, 2000 total of $68.0 million. The increase of $16.3 million in the first half of 2001 is primarily due to $16.1 million in cash provided by operating activities. We believe cash flow from operations and our current cash position will be sufficient to meet our working capital requirements and fund future growth acquisition opportunities for the foreseeable future.

         At June 30, 2001, we had a $10.0 million unsecured revolving line of credit with a bank, which is available until March 31, 2002. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank, which is available until April 30, 2002. The line of credit bears interest based on the prime rate less 1.0%. As of June 30, 2001, the lines of credit had not been used.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Interest Rate Risk. Our exposure to market interest rate risk consists of: (i) the increase or decrease in the amount of interest income we can earn on our investment portfolio, and (ii) the decrease or increase in value of our investment security portfolio if market interest rates increase or decrease, respectively. Since we expect to be able to hold these investments to maturity, we do not expect to recognize any losses or gains related to an increase or decrease in market interest rates.

         Foreign Currency Exchange Rate Risk. The financial position and results of operations of our foreign subsidiaries are measured using local currency. Revenues and expenses of such subsidiaries have been translated into U. S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains or losses are deferred as a separate component of shareholders' equity unless there would be a sale or complete liquidation of an underlying foreign investment. Aggregate foreign currency transaction gains and losses are included in determining net earnings. As such, our operating results are affected by fluctuations in the value of the U. S. dollar compared to the Australian dollar, British pound, Canadian dollar, and Indian Rupee. At this time, foreign operations are not material.

Part  II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

(a)      On April 18, 2001, the Company held its Annual Meeting of Shareholders.

(b)      Not applicable.

(c) Set forth below are descriptions of the matters voted upon at the Annual Meeting of Shareholders and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter.

         1. Eight directors were elected to serve until the 2002 Annual Meeting of Shareholders and until their successors are elected and qualified. The results of this proposal are as follows:


                                                                 For            Withheld
                                                                 ---            --------

                    (1)  Judith A. Paul                       30,302,205         714,733
                    (2)  Terrance D. Paul                     29,584,302       1,432,636
                    (3)  Michael H. Baum                      30,959,152          57,786
                    (4)  John R. Hickey                       30,959,505          57,433
                    (5)  Timothy P. Welch                     30,959,740          57,198
                    (6)  John H. Grunewald                    30,963,373          53,565
                    (7)  Gordon H. Gunnlaugsson               30,963,606          53,332
                    (8)  Harold E. Jordan                     30,963,327          53,611



         2. Approval was given to amend the Articles of Incorporation to authorize the change of the name of the corporation to Renaissance Learning, Inc. with 30,966,106 votes for this action, 35,573 votes against, and 12,259 votes abstained.

         3. Renaissance Learning, Inc.'s 1997 Stock Incentive Plan was approved with 29,423,175 votes for this action, 246,169 votes against, 26,299 votes abstained and 1,321,295 broker non-votes.


(d)      Not applicable.



Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits.  Not applicable.


(b) Forms 8-K. We filed no reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          RENAISSANCE  LEARNING, INC.
                          (Registrant)

       August 13, 2001    /s/ Michael H. Baum
       ---------------    ------------------------------
             Date         Michael H. Baum
                          Chief Executive Officer
                          (Principal Executive Officer)


       August 13, 2001    /s/ Steven A. Schmidt
       ---------------    ------------------------------
              Date        Steven A. Schmidt
                          Secretary, Vice President, and Chief Financial Officer
                          (Principal Financial and Accounting Officer)