Form 10-Q
period 2001-09-30
RENAISSANCE LEARNING INC
filed 2001-11-13
CIK 1030484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED SEPTEMBER 30, 2001.


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
         PERIOD FROM ________________________ TO ____________________


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

                                Yes [ X ] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              OUTSTANDING AT
                CLASS                                        OCTOBER 31, 2001
                -----                                        ----------------
     Common Stock, $0.01 par value                              34,582,455

                           RENAISSANCE LEARNING, INC.

                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



PART I  - FINANCIAL INFORMATION
                                                                                                       Page
                                                                                                      Number
ITEM 1.   FINANCIAL STATEMENTS

         Consolidated Balance Sheets at September 30, 2001 (unaudited)
                  and December 31, 2000..........................................................        1

         Consolidated Statements of Income for the Three
                  Months and Nine Months Ended
                  September 30, 2001 and 2000 (unaudited)........................................        2

         Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2001 and 2000 (unaudited)..................................        3

         Notes to Unaudited Consolidated Financial Statements....................................        4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...................................................        7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK..........................................................................         11


PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION .....................................................................       12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ......................................................       12








                                    -Index-

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           RENAISSANCE LEARNING, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                               SEPTEMBER 30,              DECEMBER 31,
                                                                                   2001                       2000
                                                                            --------------------      ---------------------
                                                                                (unaudited)                (audited)
                                  ASSETS
Current assets:
    Cash and cash equivalents                                               $            32,879       $             24,655
    Investment securities                                                                65,119                     43,343
    Accounts receivable, less allowance of $1,637 at
        September 30, 2001 and $985 at December 31, 2000                                 16,139                     11,335
    Inventories                                                                           1,142                      1,523
    Prepaid expenses                                                                      1,101                      1,204
    Deferred tax asset                                                                    3,318                      2,922
    Other current assets                                                                  1,229                        845
                                                                            --------------------      ---------------------
Total current assets                                                                    120,927                     85,827
    Property, plant and equipment, net                                                   23,506                     24,501
    Deferred tax asset                                                                    1,751                      2,127
    Intangibles and goodwill, net                                                         3,997                      5,002
    Capitalized software, net                                                               691                        581
    Other non-current assets                                                                659                        183
                                                                            --------------------      ---------------------
Total assets                                                                $           151,531       $            118,221
                                                                            ====================      =====================


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                    $ 3,640                    $ 2,166
    Deferred revenue                                                                      6,449                      5,484
    Payroll and employee benefits                                                         4,013                      2,813
    Income taxes payable                                                                  4,235                      2,419
    Other current liabilities                                                             3,845                      4,104
                                                                            --------------------      ---------------------
Total current liabilities                                                                22,182                     16,986
    Deferred revenue                                                                      1,146                      1,380
                                                                            --------------------      ---------------------
Total liabilities                                                                        23,328                     18,366

Minority interest                                                                           189                        185

Shareholders' equity                                                                    128,014                     99,670
                                                                            --------------------      ---------------------
Total liabilities and shareholders' equity                                  $           151,531       $            118,221
                                                                            ====================      =====================



See accompanying notes to consolidated financial statements.

                           RENAISSANCE LEARNING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            THREE MONTHS                       NINE MONTHS
                                                         ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                       2001             2000               2001            2000
                                                   --------------   --------------    ---------------  --------------
                                                               (In thousands, except per share amounts)
Net sales:
    Products                                       $      29,695    $      23,236     $       82,579   $      63,803
    Services                                               6,856            5,821             16,819          15,746
                                                   --------------   --------------    ---------------  --------------
        Total net sales                                   36,551           29,057             99,398          79,549
                                                   --------------   --------------    ---------------  --------------
Cost of sales:
    Products                                               4,178            3,061             11,488           8,458
    Services                                               2,488            2,719              7,842           7,936
                                                   --------------   --------------    ---------------  --------------
        Total cost of sales                                6,666            5,780             19,330          16,394
                                                   --------------   --------------    ---------------  --------------
        Gross profit                                      29,885           23,277             80,068          63,155
Operating expenses:
    Product development                                    4,388            4,127             13,278          11,135
    Selling and marketing                                  7,213            5,367             22,639          18,129
    General and administrative                             3,447            2,962             10,565           8,825
                                                   --------------   --------------    ---------------  --------------
        Total operating expenses                          15,048           12,456             46,482          38,089
                                                   --------------   --------------    ---------------  --------------
        Operating income                                  14,837           10,821             33,586          25,066
Other income:
    Interest income                                        1,004              837              2,978           2,078
    Other, net                                                 8               13                179             276
                                                   --------------   --------------    ---------------  --------------
Income before taxes                                       15,849           11,671             36,743          27,420
Income tax provision                                       6,118            4,492             14,162          10,707
                                                   --------------   --------------    ---------------  --------------

Net income                                         $       9,731    $       7,179     $       22,581   $      16,713
                                                   ==============   ==============    ===============  ==============


Basic earnings per share                           $        0.28    $        0.21     $         0.65   $        0.49
Diluted earnings per share                         $        0.28    $        0.21     $         0.65   $        0.49



See accompanying notes to consolidated financial statements.

                           RENAISSANCE LEARNING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      2001                      2000
                                                                              ---------------------     ---------------------
                                                                                              (In thousands)
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                    $             22,581      $             16,713
Noncash (income) expenses included in net income -
    Depreciation and amortization                                                            4,266                     3,371
    Deferred income taxes                                                                      (19)                     (289)
Change in assets and liabilities -
    Accounts receivable                                                                     (4,804)                   (1,174)
    Inventory                                                                                  381                       628
    Prepaid expenses                                                                           103                        87
    Accounts payable and other current liabilities                                           6,687                     4,527
    Deferred revenue                                                                           731                      (267)
    Other current assets                                                                      (384)                     (754)
Other                                                                                         (110)                      (26)
                                                                              ---------------------     ---------------------
Net cash provided by operating activities                                                   29,432                    22,816
                                                                              ---------------------     ---------------------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                               (1,948)                   (3,031)
    Purchase of short-term investments, net                                                (21,776)                  (19,185)
    Capitalized software development costs                                                    (474)                     (110)
    Acquisitions                                                                              (704)                        -
                                                                              ---------------------     ---------------------
        Net cash used in investing activities                                              (24,902)                  (22,326)
                                                                              ---------------------     ---------------------

Cash flows provided by financing activities:
    Proceeds from issuance of stock                                                            815                       490
    Return of capital to minority interest                                                       -                       (60)
    Purchase of treasury stock                                                                   -                      (325)
    Proceeds from exercise of stock options                                                  2,879                       333
                                                                              ---------------------     ---------------------
        Net cash provided by financing activities                                            3,694                       438
                                                                              ---------------------     ---------------------
Net increase in cash                                                                         8,224                       928
Cash and cash equivalents, beginning of period                                              24,655                    22,882
                                                                              ---------------------     ---------------------
Cash and cash equivalents, end of period                                      $             32,879      $             23,810
                                                                              =====================     =====================



See accompanying notes to consolidated financial statements.

                           RENAISSANCE LEARNING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CONSOLIDATION
         The consolidated financial statements include the financial results of Renaissance Learning, Inc. and its consolidated subsidiaries. All significant intercompany transactions have been eliminated in the consolidated financial statements.

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

         Effective November 17, 2000, we acquired the business and assets of Engineering Software Associates, Inc. ("ESA"), Minneapolis, Minnesota, a provider of electronic assessment products and services to textbook publishers. The transaction was accounted for using the purchase method of accounting, with a total purchase price of $3.8 million including the assumption of less than $100,000 of certain liabilities. The purchase price was subject to post-closing adjustments related to the finalization of certain estimated working capital accounts. The purchase price was allocated based on the fair values of the assets acquired and liabilities assumed and included an allocation to intangibles and goodwill. The operating results of ESA are included in our consolidated financial statements since the date of acquisition.

         The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


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

         On January 3, 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. As of September 30, 2001, we had repurchased 25,100 shares.

         The weighted average shares outstanding during the three months and nine months ended September 30, 2001 and 2000 are as follows:


                                         Three Months Ended September 30,             Nine Months Ended September 30,
                                              2001                 2000                    2001                 2000
                                         ----------------     ----------------        ---------------     -----------------
Basic Weighted Average Shares              34,555,210           34,220,030              34,492,460           34,218,268

Impact of Stock Options                       417,904              282,360                 369,422              168,681

Diluted Weighted Average Shares            34,973,114           34,502,390              34,861,882           34,386,949

4. SEGMENT REPORTING
         Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. We have two reportable segments: software and training.

         The software segment produces learning information systems software for the K-12 school market in the United States, Canada, the United Kingdom and Australia. The software assists educators in assessing and monitoring student development by increasing the quantity, quality and timeliness of student performance data in the areas of reading, math and writing. The software segment also includes training and knowledge management enterprise software, which is currently sold primarily to corporate customers and electronic assessment products and services sold to educational publishers. Revenue from the software segment includes product revenue principally from the sale of software, product revenue from scanners sold with math software and sold separately and service revenue from the sale of software support agreements.

         The training segment provides professional development training seminars and related products to train and support teachers in implementing our model for education improvement. The training programs instruct educators on how to accelerate learning in the classroom through use of the information that our learning information systems provide. Revenue from the training segment includes service revenue from a variety of seminars presented in hotels and schools across the country, and from the annual National School Renaissance Conference, and product revenue from the sale of training materials.

         We evaluate the performance of our operating segments based on operating income before nonrecurring items. Intersegment sales and transfers and revenue derived outside of the United States are not significant. Summarized financial information concerning our reportable segments is shown in the following table:


                                             Three Months Ended                       Nine Months Ended
                                               September 30,                           September 30,
                                           2001              2000                 2001               2000
                                      ---------------    --------------      ---------------    ---------------
                                                                  (In thousands)
Revenues:
Software                               $      30,571     $      24,358       $       85,396     $       67,044
Training                                       5,980             4,699               14,002             12,505
                                      ---------------    --------------      ---------------    ---------------
Total revenues                         $      36,551     $      29,057       $       99,398     $       79,549
                                      ===============    ==============      ===============    ===============

Operating income:
Software                               $      13,433     $      10,049       $       34,219     $       24,947
Training                                       1,404               772                 (633)               119
                                      ---------------    --------------      ---------------    ---------------
Total operating income                 $      14,837     $      10,821       $       33,586     $       25,066
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


5. COMPREHENSIVE INCOME
         Total comprehensive income was $ 22,898,000 and $16,689,000 in the first nine months of 2001 and 2000, respectively. For the quarters ended September 30, 2001 and 2000, comprehensive income was $9,805,000 and $7,193,000 respectively. Our comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
         On June 30, 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". Under this new standard, goodwill acquired after June 30, 2001 is not amortized over its useful life and starting January 1, 2002, amortization expense will no longer be recorded for goodwill acquired on or before June 30, 2001. SFAS 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value-based test. In addition, under the new rules, an intangible asset acquired after June 30, 2001 should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged.

         We will adopt the provisions of SFAS 142 effective January 1, 2002. SFAS 142 requires that a new fair-value-based test be applied to determine if goodwill and other intangible assets with indefinite lives are impaired based on their values as of January 1, 2002. The transitional provisions of SFAS 142 provide that the impairment testing for intangible assets other than goodwill shall be completed by March 31, 2002 and that the impairment test for goodwill shall be completed by June 30, 2002.

         For the years ended December 31, 2000, 1999 and 1998, goodwill amortization expense of $311,000, $205,000 and $176,000, respectively, is included in our statement of income. During 2001 we recorded goodwill amortization expense of $350,000 for the nine months ended September 30 and expect to record goodwill amortization expense of $470,000 for the year ended December 31, 2001. We have estimated that goodwill amortization expense of approximately $470,000 will not be recognized in 2002 as a result of adopting this statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:


                                                   THREE MONTHS                          NINE MONTHS
                                                ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                             2001               2000                 2001            2000
                                         --------------    ---------------       -------------   -------------
Net Sales:
    Products                                      81.2 %             80.0 %              83.1 %          80.2 %
    Services                                      18.8               20.0                16.9            19.8
                                         --------------    ---------------       -------------   -------------
        Total net sales                          100.0 %            100.0 %             100.0 %         100.0 %
                                         ==============    ===============       =============   =============

Cost of sales:
    Products                                      14.1 %             13.2 %              13.9 %          13.3 %
    Services                                      36.3               46.7                46.6            50.4
        Total cost of sales                       18.2               19.9                19.4            20.6

Gross profit:
    Products                                      85.9               86.8                86.1            86.7
    Services                                      63.7               53.3                53.4            49.6
        Total gross profit                        81.8               80.1                80.6            79.4

Operating expenses:
    Product development                           12.0               14.2                13.4            14.0
    Selling and marketing                         19.8               18.5                22.8            22.8
    General and administrative                     9.4               10.2                10.6            11.1
                                         --------------    ---------------       -------------   -------------
        Total operating expenses                  41.2               42.9                46.8            47.9
                                         --------------    ---------------       -------------   -------------

        Operating income                          40.6               37.2                33.8            31.5

Other income:
    Interest income                                2.7                2.9                 3.0             2.6
    Other, net                                     0.0                0.1                 0.2             0.4
                                         --------------    ---------------       -------------   -------------
        Total other income                         2.7                3.0                 3.2             3.0
                                         --------------    ---------------       -------------   -------------

Income before taxes                               43.3               40.2                37.0            34.5

Income tax provision                              16.7               15.5                14.3            13.5

                                         --------------    ---------------       -------------   -------------
Net income                                        26.6 %             24.7 %              22.7 %          21.0 %
                                         ==============    ===============       =============   =============

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Net Sales. Our net sales increased by $7.5 million, or 25.8%, to $36.6 million in the third quarter of 2001 from $29.1 million in the third quarter of 2000. Product sales increased by $6.5 million, or 27.8%, to $29.7 million in the third quarter of 2001 from $23.2 million in the third quarter of 2000. The increase in product sales is primarily attributable to (i) sales of STAR Early Literacy, which was released late in the second quarter, (ii) increased sales of Accelerated Math products, including follow-on sales of subject libraries and optical-mark card scanners, (iii) increased sales of electronic assessment products to educational publishers from the acquisition of Engineering Software Associates, Inc. ("ESA") completed late last year, and (iv) increased sales of Accelerated Reader quizzes, with over 50,000 available book titles, to a larger base of Accelerated Reader schools.

         Service revenue, which consists of revenue from sales of training sessions and software support agreements, increased by $1.0 million, or 17.8%, to $6.9 million in the third quarter of 2001 from $5.8 million in the third quarter of 2000. This increase is primarily attributable to our training business, where seminar revenue increased by 16% over the third quarter 2000 level led by growth in district seminar sales. Support plan revenues increased by 23% over third quarter 2000 due to improving renewal rates of our expert service plans and from service support sold as part of new kits.

         We expect that fourth quarter 2001 revenue will be down from the third quarter 2001 level, as is the typical seasonal pattern, and will likely experience a slower year over year growth rate in the fourth quarter than in the first three quarters of 2001.

         Cost of Sales. The cost of sales of products increased by $1.1 million, or 36.5%, to $4.2 million in the third quarter of 2001 from $3.1 million in the third quarter of 2000. As a percentage of product sales, the cost of sales of products increased to 14.1% in the third quarter of 2001 from 13.2% in the third quarter of 2000. The increase in the product cost of sales percentage is primarily due to higher sales of assessment products from the ESA acquisition, which carry a somewhat lower margin than our other software products.

         The cost of sales of services decreased by $232,000, or 8.5%, to $2.5 million in the third quarter of 2001 from $2.7 million in the third quarter of 2000. As a percentage of sales of services, the cost of sales of services decreased to 36.3% in the third quarter of 2001 from 46.7% in the third quarter of 2000. The improvement was due to stronger sales in the software support business and improved cost efficiencies in the training business.

         Our overall gross profit margin increased to 81.8% in the third quarter of 2001 from 80.1% in the third quarter of 2000. The increase is primarily due to the improvement in service margins.

         Product Development. Product development expenses increased by $261,000, or 6.3%, to $4.4 million in the third quarter of 2001 from $4.1 million in the third quarter of 2000. As a percentage of net sales, product development costs decreased to 12.0% in the third quarter of 2001 from 14.2% in the third quarter of 2000. We will continue to invest aggressively in product development efforts including: new software and training products, enhanced versions of existing products and new content for our software products, such as reading quizzes for Accelerated Reader and libraries for Accelerated Math. As a result, we expect spending for product development to continue to grow over time. As a percentage of sales, however, we expect that product development costs will average less than the peak periods of 2000 and early 2001.

         Selling and Marketing. Selling and marketing expenses increased by $1.8 million, or 34.4%, to $7.2 million in the third quarter of 2001 from $5.4 million in the third quarter of 2000. These expenses increased primarily due to a more aggressive sales and marketing plan including: (i) costs of selling and marketing the district-wide Renaissance schoolwide improvement process, (ii) costs of marketing our new STAR Early Literacy product, (iii) costs of marketing Accelerated Math products, and (iv) other initiatives. As a percentage of net sales, selling and marketing expenses increased to 19.8% in the third quarter of 2001 from 18.5% in the third quarter of 2000. We anticipate that the dollars spent for selling and marketing expenses in the fourth quarter will be approximately the same as the third quarter, before rising again in the first quarter of 2002, as is the normal seasonal pattern.

         General and Administrative. General and administrative expenses increased by $486,000, or 16.4%, to $3.4 million in the third quarter of 2001 from $3.0 million in the third quarter of 2000. The higher expenses for the third quarter of 2001 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits, and the additional personnel from the ESA acquisition in late 2000. As a percentage of net sales, general and administrative costs declined to 9.4% in the third quarter of 2001 from 10.2% in the third quarter of 2000. As a percentage of sales, we expect that general and administrative costs for 2001 will be approximately 11% of sales on an annual basis.

         Operating Income. Operating income increased by $4.0 million to $14.8 million in the third quarter of 2001 from $10.8 million in the third quarter of 2000. As a percentage of net sales, operating income increased to 40.6% in the third quarter of 2001 from 37.2% in the third quarter of 2000. Seasonally, third quarter is our strongest quarter. Our operating margin for the fourth quarter is expected to be below the third quarter level due to the normal seasonal pattern but some modest margin expansion over fourth quarter 2000 is expected.

         Income Tax Expense. Income tax expense of $6.1 million was recorded in the third quarter of 2001 at an effective income tax rate of 38.6% of pre-tax income compared to $4.5 million, or 38.5% of pre-tax income in the third quarter of 2000. We expect to maintain our effective tax rate at or below 39% through 2002.


NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Net Sales. Our net sales increased by $19.8 million, or 25.0%, to $99.4 million in the nine months ended September 30, 2001 from $79.5 million in the first nine months of 2000. Product sales increased by $18.8 million, or 29.4%, to $82.6 million in the first nine months of 2001 from $63.8 million in the same period of 2000. The increase in product sales is primarily attributable to (i) increased sales of the Company's Accelerated Math products, including follow-on sales of subject libraries and optical-mark card scanners, (ii) increased sales of Accelerated Reader quizzes, with over 50,000 available book titles, to a larger base of Accelerated Reader schools, (iii) strong sales of our new STAR Early Literacy released late in the second quarter, and (iv) increased sales of electronic assessment products to educational publishers from the ESA acquisition completed late last year.

         Service revenue increased by $1.0 million, or 6.8%, to $16.8 million in the first nine months of 2001 from $15.7 million in the same period in 2000. The improvement is attributable to increases in software support revenues, which benefited from stronger support plan renewals and support included with new kit sales, as well as increased training revenue.

         Cost of Sales. The cost of sales of products increased by $3.0 million, or 35.8%, to $11.5 million in the first nine months of 2001 from $8.5 million in the first nine months of 2000. As a percentage of product sales, the cost of sales of products increased to 13.9% in the first nine months of 2001 from 13.3% in the first nine months of 2000. The increase in the product cost of sales percentage is primarily due to higher sales of assessment products from the ESA acquisition, which carry a somewhat lower margin than our other software products.

         The cost of sales of services decreased by $94,000, or 1.2%, to $7.8 million in the first nine months of 2001 from $7.9 million in the same period in 2000. As a percentage of sales of services, the cost of sales of services decreased to 46.6% in the first nine months of 2001 from 50.4% in the first nine months of 2000. This improvement was due to cost efficiencies in the training business, stronger sales in the software support business and an increased proportion of training revenues attributable to onsite events which are more profitable than our hotel events.

         Our overall gross profit margin rose to 80.6% in the first nine months of 2001 from 79.4% in the first nine months of 2000. The increase is primarily due to the improvement in service margins.

         Product Development. Product development expenses increased by $2.1 million, or 19.2%, to $13.3 million in the nine months ended September 30, 2001 as compared to $11.1 million in the corresponding 2000 period. As a percentage of net sales, product development costs decreased to 13.4% in the first nine months of 2001 from 14.0% in the first nine months of 2000. We will continue to invest aggressively in product development efforts including: new software and training products, enhanced versions of existing products and new content for our software products, such as reading quizzes for Accelerated Reader and libraries for Accelerated Math. As a result, we expect spending for product development to continue to grow over time. As a percentage of sales, however, we expect that product development costs will average less than the peak periods of 2000 and early 2001.

         Selling and Marketing. Selling and marketing expenses increased by $4.5 million, or 24.9%, to $22.6 million in the first nine months of 2001 from $18.1 million in the first nine months of 2000. These expenses increased primarily due to (i) increased costs of promoting the district-wide Renaissance schoolwide improvement process, (ii) the costs of marketing our new STAR Early Literacy products, (iii) the costs of selling and marketing the Generation21 enterprise-wide training and knowledge management software, and (iv) costs of marketing our Accelerated Math products. As a percentage of net sales, selling and marketing expenses remained constant at 22.8% in the first nine months of 2001 as in the first nine months of 2000. We anticipate that the dollars spent for selling and marketing expenses in the fourth quarter will be approximately the same as the third quarter, before rising again in the first quarter of 2002, as is the normal seasonal pattern.

         General and Administrative. General and administrative expenses increased by $1.7 million, or 19.7%, to $10.6 million in the nine months ended September 30, 2001 from $8.8 million in the same period in 2000. The higher expenses for 2001 are largely due to increased costs associated with the hiring of additional personnel, including wages and related benefits, and the additional personnel from the ESA acquisition in late 2000. As a percentage of net sales, general and administrative costs declined to 10.6% in the first nine months of 2001 from 11.1% in the first nine months of 2000. As a percentage of sales, we expect that general and administrative costs for 2001 will be approximately 11% on an annual basis for 2001.

         Operating Income. Operating income increased by $8.5 million, or 34.0%, to $33.6 million in the first nine months of 2001 from $25.1 million in the same period in 2000. As a percentage of net sales, operating income increased to 33.8% in the first nine months of 2001 from 31.5% in the first nine months of 2000.

         Income Tax Expense. Income tax expense of $14.2 million was recorded in the first nine months of 2001 at an effective income tax rate of 38.5% of pre-tax income compared to $10.7 million, or 39.0% of pre-tax income in the first nine months of 2000. We expect to maintain our effective tax rate at or below 39% through 2002.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, our cash, cash equivalents and short-term investments increased to $98.0 million from the December 31, 2000 total of $68.0 million. The increase of $30.0 million in the first nine months of 2001 is primarily due to $29.4 million in cash provided by operating activities. We believe our cash flow from operations and our current cash position will be sufficient to meet our working capital requirements and fund future growth acquisition opportunities for the foreseeable future.

         At September 30, 2001, we had a $10.0 million unsecured revolving line of credit with a bank which is available until March 31, 2002. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank, which is available until April 30, 2002. The line of credit bears interest based on the prime rate less 1.0%. As of September 30, 2001, the lines of credit had not been used.


FORWARD-LOOKING STATEMENTS

         In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements relating to growth plans, projected sales, revenues, earnings and costs, financial and operating ratios, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include
(i) a delay or reduction in school purchases of our products as a result of the terrorist attacks and the related economic impact of those attacks, including a reduction in the funds available to schools to purchase our products and (ii) those factors identified in Item 1, Business, Forward-Looking Statements, contained in our Form 10-K for the year ended December 31, 2000, which factors are incorporated herein by reference.

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

         Foreign Currency Exchange Rate Risk. The financial position and results of operations of our foreign subsidiaries are measured using local currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains or losses are deferred as a separate component of shareholders' equity unless there would be a sale or complete liquidation of an underlying foreign investment. Aggregate foreign currency transaction gains and losses are included in determining net earnings. As such, our operating results are affected by fluctuations in the value of the U.S. dollar compared to the Australian dollar, British pound, Canadian dollar, and Indian Rupee. At this time, foreign operations are not material.

Part  II - OTHER INFORMATION


Item 5.  Other information

         On July 20, 2001, we announced that Addison L. (Tad) Piper, chairman of the board of Minneapolis, Minnesota -based investment banking firm U.S. Bancorp Piper Jaffray, was appointed to our board of directors as of that date.

         Our press release dated July 20, 2001 is attached as an exhibit to this report and is incorporated herein by reference.

Item  6. Exhibits and Reports on Form 8-K


(a) Exhibits.


         Exhibit No.                Description
         -----------                -----------
            99.1                    Press Release dated July 20, 2001.


(b) Forms 8-K. We filed no reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            RENAISSANCE LEARNING, INC.
                                            (Registrant)



         November 12, 2001                  /s/ Michael H. Baum
         -----------------------            ------------------------------
                        Date                Michael H. Baum
                                            Chief Executive Officer
                                            (Principal Executive Officer)


         November 12, 2001                  /s/ Steven A. Schmidt
         -----------------------            ------------------------------
                Date                        Steven A. Schmidt
                                            Secretary, Vice President, and Chief Financial Officer
                                            (Principal Financial and Accounting Officer)

                                Index to Exhibits



Exhibit No.                Description
-----------                ------------
99.1                       Press release dated July 20, 2001.