Form 10-K
period 2001-12-31
RENAISSANCE LEARNING INC
filed 2002-03-07
CIK 1030484

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934: FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          COMMISSION FILE NO. 0-22187

                           RENAISSANCE LEARNING, INC.
              (formerly known as Advantage Learning Systems, Inc.)
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $338,620,000 as of February 28, 2002. As of February 28, 2002, there were 34,645,255 of the Registrant's shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Our name was legally changed from Advantage Learning Systems, Inc. to Renaissance Learning, Inc. on April 18, 2001. On April 20, 2001, our stock trading symbol on the Nasdaq stock market changed to RLRN to reflect the legal name change.

                                    OVERVIEW

     Renaissance Learning, Inc. is a leading provider of comprehensive school improvement programs to kindergarten through senior high ("K-12") schools in the United States and Canada. Our software products, teacher training and consulting help educators motivate students, accelerate learning, improve test scores, and help students master standards. Our computer-based learning information systems consist of computer software and the related training designed to improve student academic performance by increasing the quality, quantity, and timeliness of performance data available to educators and by facilitating increased student practice of essential skills. Learning information systems provide benefits to educators similar to those management information systems provide to business managers. As of December 31, 2001, we had sold our products to more than 59,000, or nearly 50%, of the K-12 schools in North America.

     Our flagship product, Accelerated Reader*, is software for motivating and monitoring increased literature-based reading practice. We believe that Accelerated Reader has achieved a leading market position as a result of its demonstrated effectiveness in improving student reading levels and overall academic performance. In the second quarter of 2001, we began shipments of AR Universal*, the new version of our Accelerated Reader program which supports new recorded-voice versions of quizzes on literature books for emergent readers and new quizzes for assessing reading instruction assignments such as those found in reading textbooks and other curricula.

     Our other primary learning information system products include STAR Reading*, Accelerated Math*, STAR Math*, Perfect Copy*, Surpass* and STAR Early Literacy*. Initial shipments of STAR Early Literacy began in the second quarter of 2001. In late 2001 and early 2002, we announced several new products which we expect to be released during 2002: Fluent Reader* repeated reading software for struggling readers; StandardsMaster* instant assessment and Web-based reporting software; Accelerated Writer* writing improvement system; Accelerated Vocabulary* vocabulary development software; and AccelTest* test creation, scoring and gradebook software.

     In addition to our learning information system products, we provide professional development training for educators through Reading Renaissance*, Math Renaissance*, School Renaissance* and other training programs. We also provide electronic assessment software and services to educational publishers and Total Knowledge Management* ("TKM"*) enterprise software for training and knowledge management throughout organizations. AccelScan*, our optical-mark card scanner, was totally reengineered in 2001 for lower cost and improved performance, including the use of intelligent mark recognition technology.

     Renaissance Learning, Inc. was founded in 1986 and is incorporated under the laws of the State of Wisconsin. Our common stock trades on The Nasdaq Stock Market(R) under the symbol "RLRN." Our principal executive offices are located at 2911 Peach Street, P.O. Box 8036, Wisconsin Rapids, Wisconsin 54495-8036 (telephone: (715) 424-3636).

-------------------------
* Accelerated Reader(R), AccelScan(R), STAR Reading(R), Accelerated Math(R), STAR Math(R), Reading Renaissance(R), Math Renaissance(R) and School Renaissance(R) are registered trademarks of the company. Perfect Copy(TM), Perfect Copy High School(TM), Surpass(TM), Renaissance(TM), Renaissance Learning(TM), STAR Early Literacy(TM), Fluent Reader(TM), StandardsMaster(TM), Accelerated Writer(TM), Accelerated Vocabulary(TM), AccelTest(TM), eSchoolOffice(TM), Generation21(TM), Writing Renaissance(TM), Total Knowledge Management(TM), and TKM(TM) are common law trademarks of the company.

                                    PRODUCTS

SOFTWARE AND SUPPORT SERVICES

     We offer software products to educators for use in the K-12 marketplace, as well as support services to the users of our software products. These software products help educators improve student academic performance by intensifying skills practice and increasing the quality, quantity, and timeliness of information available to educators. We also sell training and knowledge management software to corporate customers and provide electronic assessment software and services to educational publishers. Our software and support services accounted for approximately 86%, 85%, and 86% of our net sales in 2001, 2000, and 1999, respectively. Summary financial information relating to the software segment of our business can be found in Item 8, Financial Statements and Supplementary Data (specifically, refer to note 14 of the Notes to Consolidated Financial Statements).

  ACCELERATED READER

     Accelerated Reader is a learning information system for motivating and monitoring increased literature-based reading practice. Accelerated Reader is designed to be very easy to use by students and educators alike. A student selects a book at an appropriate reading level from a list of books for which the school has an Accelerated Reader quiz and reads the book. The student then takes a multiple-choice quiz on a computer. The questions contained in the quizzes are carefully drafted to ensure that a student who has thoroughly read a book at the appropriate level will pass. For each book read, Accelerated Reader tracks the amount of reading practice achieved by calculating points based on the length and difficulty of the book and the student's performance on the quiz. The information generated from this process -- titles read, percent of comprehension and amount of reading done -- creates a database of student reading achievement. From this database, Accelerated Reader generates more than 30 different reports from which educators can monitor the amount and quality of reading practice for each of their students and easily identify individual students who may require special attention. AR Universal, the most recent version of Accelerated Reader, supports new recorded-voice versions of quizzes on literature books for emergent readers and new quizzes for assessing reading instruction assignments such as those found in reading textbooks, magazines and other curricula. Accelerated Reader includes built-in Spanish-English capabilities and supports Literacy Skills quizzes. Literacy Skills quizzes allow educators using Accelerated Reader to assess students' proficiency on 24 specific skills found in state and district language arts standards and many standardized tests. We developed quizzes on over 12,000 book titles in 2001 and currently have a library of computerized book quizzes on more than 51,000 titles. Titles on disk are organized by reading level and subject matter. Continued usage of Accelerated Reader creates demand for additional quizzes, STAR Reading, Reading Renaissance training, and related products.

  STAR READING

     STAR Reading is a computer-adaptive reading test that we believe is the first software to provide to classroom teachers reading scores statistically correlated to national norms in ten minutes or less at the computer. STAR Reading adapts itself to each student's reading level by applying a proprietary branching logic that evaluates the pattern of the student's answers to determine the level of difficulty required for subsequent questions. The results from this test provide educators with a database of statistically accurate reading level information on their students from which they can generate useful reports and adjust instructional strategies accordingly. STAR Reading is easy to use and can be administered several times per year. STAR Reading uses a two-stage test to help educators pinpoint students' reading levels more accurately and efficiently.

  ACCELERATED MATH

     Accelerated Math is a task-level learning information system that helps students to meet math objectives, first grade through calculus. It employs algorithm technology to automatically align assignments to academic objectives and tracks mastery of each objective. Like Accelerated Reader, Accelerated Math encourages and monitors student practice of foundational skills, while providing immediate feedback on performance to students and teachers. An AccelScan optical-mark card scanner is included with the sale of Accelerated Math site licenses to efficiently handle all scoring and record-keeping chores, minimizing teacher effort and paperwork. Many additional scanners are sold separately. In 2001, we began shipment of several new products for use with the Accelerated Math system: state standards tags for over 30 additional states; a specialized Texas state standards aligned library; textbook-aligned libraries for popular math textbooks; and math learning cards, which are instructional supplements for assisting with teaching math objectives aligned to Accelerated Math libraries.

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

  PERFECT COPY

     Perfect Copy is software that helps educators improve students' core writing skills. It uses in-context editing to cover the rules of grammar, punctuation, and word usage. Detailed reports from Perfect Copy help teachers monitor student progress and point out areas that need improvement. Perfect Copy High School, introduced in 2000, is our first product aimed specifically at the secondary education market.

  STAR EARLY LITERACY

     STAR Early Literacy is computer-adaptive diagnostic assessment software that can pinpoint the phonemic awareness, phonics, vocabulary and other key literacy skills of pre-K-3 students in approximately 10 minutes per student. The software's computer-adaptive testing and 2,400-item test bank allow repeated assessments throughout the school year, identifying specific strengths and diagnosing specific weaknesses in skills covered by early literacy curricula and standards.

  SURPASS

     Surpass test-preparation software generates practice tests that mirror state standardized tests in content, format, and the test-taking experience. Surpass reports enable educators to immediately diagnose problems, focus on each student's strengths and weaknesses, and develop effective intervention strategies to raise test scores. Instant feedback is provided to students including explanations for both correct and incorrect answers. Currently, there are versions of Surpass available for the TAAS, SAT 9, California standards, ITBS and Terra Nova standardized tests.

  TOTAL KNOWLEDGE MANAGEMENT ("TKM")

     The TKM system is integrated, enterprise-wide training and knowledge management software. The system creates, launches, and manages training in all media including intranet, internet, CD-ROM, print, and instructor-led training and includes features which allow access to knowledge data bases via wireless technology. We sell the system primarily to businesses and government agencies.

  EXPERT SUPPORT PLANS

     We offer Expert Support Plans ("ESPs") that provide users of our products access to telephone support. Packaged with kits and also sold separately under 12 or 24-month agreements, ESPs entitle educators to expert help resolving questions regarding technical problems with our products, networks, and other software interacting with our products.

  CUSTOM ASSESSMENT PRODUCTS

     We provide custom assessment products to educational publishers for the K-12 and post-secondary education market. We customize the content of these products to precisely align with specific publisher textbooks and other publisher instructional materials. Our custom alignment process allows educators to effectively integrate the use of these products into the classroom utilizing existing curricula and classroom materials.

RENAISSANCE PROFESSIONAL DEVELOPMENT

     We offer professional development programs and products that help educators successfully combine use of our software products with proven classroom techniques in order to increase the effectiveness of their instruction, leading to improved student achievement. Revenues from professional development accounted for approximately 14%, 15%, and 14% of our net sales in 2001, 2000, and 1999, respectively.

     We offer a variety of seminars and workshops, including one and two-day training programs, which are conducted throughout the year at various hotel locations in the United States, and on-site training programs pursuant to which our training staff visits an individual school, school district or region to conduct a seminar or workshop. Since its inception in late 1993 through December 31, 2001, we have trained over 350,000 educators, of whom approximately 80,000 were trained in 2001. We believe that our professional development programs increase the utilization of our learning information systems in schools, resulting in increased sales of add-on products such as Accelerated Reader quizzes, Accelerated Math libraries, student software expansions and to overall increased customer interest in, and thereby, purchases of, our other products and services which tend to complement each other.

     To encourage educators who have completed Renaissance training to fully implement the methodology, we initiated the "Model Classroom" certification program in 1995. This program recognizes educators who meet certain objective implementation standards related to the amount of accountable student practice of essential skills, regular diagnosis and intervention with at-risk students, and other key variables. As of February 1, 2002, the program has certified over 12,000 reading "Model Classroom" teachers, and over 400 reading "Model Schools" in which the majority of classrooms have "Model Classroom" teachers.

     Summary financial information relating to the training segment of our business can be found in Item 8, Financial Statements and Supplementary Data (specifically, refer to note 14 of the Notes to Consolidated Financial Statements).

  READING RENAISSANCE

     The Reading Renaissance program provides educators with professional development training to most effectively use the Accelerated Reader, STAR Reading, and the learning information they generate. This training combines technology and classroom techniques to increase in-school accountable reading practice.

  MATH RENAISSANCE

     One-day Math Renaissance seminars instruct educators in techniques to enhance their math curriculum and instruction methods through effective use of Accelerated Math, STAR Math and the information from the detailed reports that the programs produce.

  RENAISSANCE SCHOOLWIDE

     Renaissance Schoolwide, sometimes referred to as School Renaissance, is a comprehensive multi-year school and district-wide improvement program. Renaissance Schoolwide combines implementation of our major software products, professional development training, and consulting services over a period of several years to entire schools and school districts.

  OTHER RENAISSANCE SEMINARS

     Our other professional development programs include: Using STAR Early Literacy and Renaissance In Your Pre-K-3 Classroom; The Reading Renaissance Librarian; Renaissance Diagnosis and Intervention; Renaissance Leadership; Renaissance Classroom Management; and Renaissance Test Strategies. These professional development seminars combine effective use of technology with proven classroom techniques to increase both educator effectiveness and student achievement.

  EDUCATOR RESOURCES

     We also produce videotapes, handbooks, lesson books, math learning cards and workbooks, to be used by educators in conjunction with our training programs. Further, we conduct research on best practices, perform field validation of techniques, publish internally generated as well as third-party research and gather information to guide the development of our learning information systems.

                              PRODUCT DEVELOPMENT

     We believe that continued substantial investment in product development is required to remain competitive and grow in the K-12 marketplace. We invest continuously in the development of new products, enhancement of existing products, and development of tools to increase the efficiency of product development. For the years ended December 31, 2001, 2000, and 1999, we expended approximately $18.3 million, $15.4 million, and $8.9 million, respectively, on product development (including amounts capitalized).

     We generate new software product concepts that we believe will help educators improve student academic performance, based on our understanding of learning information theory and the need for practice of essential academic skills. These product concepts are then refined based on feedback from our customers, which we continuously solicit and incorporate throughout the new product development process. Based on the refined product concepts, product proposals are then formulated by the product management, marketing and software engineering groups and reviewed by management to determine which should be developed into prototypes. These prototypes are then tested in customer schools. Before beginning production, management makes a final evaluation of each new product to determine that it is both desired by educators and effective in meeting their needs.

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

                             SELLING AND MARKETING

     We market our products primarily to individual educators in the K-12 market, including teachers, school librarians, and principals. We also market our products to entire schools and school districts, as well as internationally through our subsidiaries in Canada, the United Kingdom and Australia. Our training and knowledge management software is currently sold primarily to corporate customers. Our sales and marketing strategy consists primarily of direct marketing to potential and existing customers, and through sales staff in the field. We use a variety of lead-generating techniques, including trade shows, advertisements in educational publications, direct mail, websites, and referrals. Once product literature has been forwarded to a current or potential customer, one of our in-house staff of telephone sales representatives contacts the customer to answer questions and, ultimately, direct the customer to a purchase. For potential district sales, a sales meeting is arranged with a field representative to discuss purchase and implementation of our software products, professional development training and consulting services on a district-wide, multi-year basis.

     In addition, we have resale arrangements with various book dealers and book publishers that are authorized to sell our products to their customers. These firms are particularly receptive to such alliances because use of our products in schools encourages, rather than competing with, the sale of books and other products sold by these firms. Sales to one of the distributors, Perma-Bound, a division of Hertzberg-New Method, Inc. ("Perma-Bound"), accounted for 7.0%, 8.5%, and 11.5% of our net sales in 2001, 2000, and 1999, respectively. We do not offer price protection or stock balancing rights to our resellers and distributors.

     Part of our distribution strategy is to develop cross-marketing arrangements with third-party firms selling non-competing products into the education market. We have formed strategic alliances with book distributors and publishers in order to develop additional new product opportunities and to enhance the channels available to sell and distribute existing products. We have alliances with several leading educational publishers including Scott Foresman, Houghton Mifflin Company's School Division, McGraw-Hill, and Harcourt School Publishers, in which we offer Accelerated Reader quizzes aligned to the publishers' reading selections to help teachers assess student comprehension and monitor students' reading growth. We have similar alliances with Houghton Mifflin Company's School Division and with Glencoe/McGraw-Hill in which we offer Accelerated Math software aligned with their school textbook programs that mirror the objectives, problem types, and presentations in their textbooks.

     We held our second annual National School Renaissance Conference in March 2001 in Las Vegas, Nevada. The conference provided over 5,000 teachers and administrators with opportunities to network, receive professional development training, hear the latest research, view our newest products and services, and plan future uses of our Renaissance Schoolwide improvement process. The 2002 conference will be held at San Antonio, Texas in February 2002.

                                   PRODUCTION

     Currently, most of our software products are distributed on CD-ROM or diskettes. Bulk CD-ROMs are produced by a third-party contractor. We produce order-specific and smaller batches of CD-ROMs at our shipping and fulfillment facility. Diskettes are duplicated and packaged at our shipping and fulfillment facility. Other related products, including videotapes, books, graphics, and motivational items, are produced by third-party vendors. Scanners are produced to our specifications by a contract manufacturer. Our on-line ordering and delivery system introduced in 1999 has been highly successful in selling Accelerated Reader quizzes over the Internet.

                                  COMPETITION

     The K-12 educational technology and professional development markets in which we operate are very competitive. We compete primarily against more traditional methods of education, training, and testing, including pencil and paper testing. In addition, we compete with other companies offering educational software products and professional development services to schools. Our reading products also compete more directly with products such as Scholastic's Reading Counts. Many other companies provide educational software products which we believe are not marketed primarily to schools. Our existing competitors may continue to broaden their product lines, and potential competitors, including large hardware manufacturers, software developers, and educational publishers, may enter or increase their focus on the school market, resulting in greater competition for us. Success in selling our products, particularly our reading products, may cause competitors to focus on our products in their marketing efforts thereby increasing direct competition. There can be no assurance that we will continue to be able to market our products successfully or compete effectively in the educational product marketplace.

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

                                   EMPLOYEES

     As of February 1, 2002, we had 991 full and part-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.

                                    BACKLOG

     As of December 31, 2001 and 2000, we had backlogs that aggregated approximately $7.4 million and $7.8 million, respectively. The backlogs at December 31, 2001 and 2000 are primarily made up of training seminars and programs not yet conducted and for registrations for our National School Renaissance Conference. Substantially all of the 2001 backlog is expected to be realized during 2002.

                           FORWARD-LOOKING STATEMENTS

     In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 1, Business and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans, (2) information included or incorporated by reference in our future filings with the Securities and Exchange Commission including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans and (3) information contained in written material, releases and oral statements issued by us, or on our behalf, including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the following:

     Reliance on Single Product Line and Significant Distributor. Our Accelerated Reader software and supplemental Accelerated Reader quizzes accounted for approximately 34%, 34%, and 40% of our net sales in 2001, 2000, and 1999, respectively. Sales of our products through one book distributor accounted for 7.0%, 8.5%, and 11.5% of net sales in 2001, 2000, and 1999, respectively. An overall decline in sales of Accelerated Reader and supplemental quizzes, including sales through book distributors, would have a material adverse effect on our business, financial condition, and results of operations.

     Dependence on Continued Product Development. The K-12 educational technology and professional development markets in which we compete are characterized by evolving industry standards, frequent product introductions, and sudden technological change. Our future success will depend, to a significant extent, on a number of factors, including our ability to enhance our existing products and develop and successfully introduce new products, including new products designed for use in other areas of the curriculum, our ability to ship new products in a timely fashion and our ability to respond quickly and in a cost efficient manner to technological change, including shifts in operating systems, languages, alternative delivery systems and other environments. There can be no assurance that new products will be as well received as our established products, particularly since such other products may require technology and/or resources not generally available in all schools. We attempt to maintain high standards for the demonstrated academic effectiveness of our products. Our adherence to these standards could delay or inhibit the introduction of new products. Moreover, there can be no assurance that our products will not be rendered obsolete or that we will have sufficient resources to make the necessary investments or be able to develop and market the products required to maintain our competitive position.

     Management of Growth. We have experienced rapid growth. If such growth continues, it may place a strain on our financial, management, systems, and other resources. Our ability to manage our growth effectively will require us to attract, train, motivate, manage, and retain key employees and to improve our operational, financial, and management information systems. If we were unable to maintain and manage growth effectively, our business, financial condition, and results of operations would be adversely affected.

     Risks of New Products and Services for New Markets. Our business strategy includes the introduction of new products and services directed at new markets. Through our Generation21 Learning Systems subsidiary, we sell enterprise software for training development and management primarily to businesses and government organizations. We have historically focused on the education market and have little, if any, experience in developing and marketing products and services to business or government customers. There can be no assurance that we will be successful in offering new products and services and entering new markets as planned or that any such products or services, if introduced, will achieve acceptance in the marketplace.

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

     Dependence on Educational Institutions and Government
Funding. Substantially all of our revenue is derived from sales to educational institutions, individual educators, and suppliers thereto. There can be no assurance that educational institutions and/or individual educators will continue to invest in technology-based products and professional development for reading and other curricula or continue to respond favorably to our marketing. Our inability to increase the number of products sold or number of schools served would adversely affect our business, financial condition, and results of operations. Because of our dependence on educational institutions, the funding of which is largely dependent on government support, a substantial decrease in government budgets or funding for educational software or technology would have a material adverse effect on our business, financial condition, and results of operations. Any economic slow down which would negatively affect school funding could adversely impact the sale of our products to schools. In addition, certain aspects of government sponsored education initiatives may not endorse, or be complementary to, the principles and methodologies underlying and associated with our products, which could adversely affect our business, financial condition, and results of operations.

     Geographic Concentration of Sales. A substantial portion of our sales is concentrated in several states, including California, Texas, Florida, Georgia, and North Carolina, which accounted for approximately $16.9 million, $13.0 million, $6.6 million, $5.8 million, and $5.1 million, respectively, of our net sales in 2001. If large numbers of schools or a district or districts controlling a large number of schools in such states were to discontinue purchasing our products, our business, financial condition, and results of operations would be materially adversely affected.

     Highly Competitive Industry. The K-12 educational technology and professional development markets in which we operate are very competitive. We compete primarily against more traditional methods of education, training and testing, including pencil and paper testing. In addition, we compete with other companies offering educational software products to schools. Our reading products also compete more directly with products such as Scholastic's Reading Counts. Many other companies provide educational software products which we believe are not marketed primarily to schools. Our existing competitors may continue to broaden their product lines, and potential competitors, including large hardware manufacturers, software developers and educational publishers, may enter or increase their focus on the school market, resulting in greater competition for us. Success in selling our products, particularly our reading products, may cause competitors to focus on our products in their marketing efforts thereby increasing direct competition. There can be no assurance that we will continue to be able to market our products successfully or compete effectively in the educational product marketplace.

     Dependence on Key Personnel. Our success depends to a significant extent upon the continued active participation of certain key members of management, including our co-chairmen, Judith Paul and Terrance Paul. Ms. Paul acts as our spokesperson and coordinates our public relations and customer communications policies. Mr. Paul is primarily responsible for our long-term strategic planning and new product development strategy. We do not have employment agreements with either of these persons and have no current intention of entering into any such employment agreements. The loss of services of either of these persons would have a material adverse effect on our business, financial condition, and results of operations.

     Ability to Attract and Retain Qualified Personnel. Our future success will depend, in part, upon our continuing ability to retain the employees, including senior management personnel, who have assisted in the development and marketing of our products and to attract and retain qualified additional employees trained in computer technology, marketing, finance, and other disciplines to enhance our product offerings and broaden our operations. There can be no assurance that we will continue to be able to attract and retain such personnel. The failure to attract or retain the necessary personnel would have a material adverse effect on our business, financial condition, and results of operations.

     Fluctuations in Quarterly Performance. We generally ship products as orders are received, and therefore, we have historically operated without a significant backlog of products. Thus, product revenues in any quarter are substantially dependent on the quantity of product orders received in that quarter. The quantity of product orders in any quarter can be affected by a variety of factors, including the following:

     - delays in the development and/or shipment of new products can adversely affect our revenue in one or more quarters;

     - the shipment of new products for which orders have been building for some period of time can cause the revenues in the quarter in which shipment occurs to be higher than revenues in preceding or subsequent quarters; and

     - seasonal variations due to, among other things, the budget and school year cycles of our school customers.

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

     War, Acts of War and Terrorism. Delays and reductions in purchases of our products may occur as a result of war, acts of war and terrorism, and the related impacts, including: a reduction of funds available to our customers to purchase our products and services and disruptions in our ability to develop, produce and distribute products and services to our customers. These events would have a material adverse effect on our business, financial condition and results of operations.

     Concentration of Share Ownership; Control by Principal
Shareholders/Management. As of February 28, 2002, our principal shareholders, Judith and Terrance Paul, our co-Chairmen, beneficially owned approximately 68% of our outstanding common stock. As a result, these principal shareholders have the ability to control and direct our business and affairs.

     Shares Eligible for Future Sale. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price for the common stock. As of February 28, 2002, approximately 23.7 million shares of our common stock were held by "affiliates" and may be publicly sold only if registered under the Securities Act of 1933 or sold in accordance with an applicable exemption from registration, such as Rule 144. In addition, we have filed registration statements under the Securities Act of 1933 to register an aggregate of 3,000,000 shares of common stock reserved for issuance under our 1997 Stock Incentive Plan and an aggregate of 500,000 shares of common stock reserved for issuance under our Employee Stock Purchase Plan, which will, when issued in accordance with such plans, be eligible for immediate sale in the public market, subject to the Rule 144 resale limitations for affiliates.

     Our principal shareholders, Judith and Terrance Paul, have adopted a securities trading plan with respect to a portion of their Renaissance Learning, Inc. common stock. The plan provides for the sale of approximately 4% of the Paul's current holdings of common stock on an annual basis. The plan provides for monthly sales, subject to various legal and contractual limitations.

     No Payment of Cash Dividends. We do not anticipate paying any cash dividends in the foreseeable future.

     Possible Antitakeover Effects of Certain Articles and By-Law Provisions and Provisions of Wisconsin Law. Our Amended and Restated Articles of Incorporation and Amended and Restated By-Laws, along with Wisconsin statutory law, contain provisions that could discourage potential acquisition proposals and might delay or prevent a change in control of Renaissance Learning, Inc. Such provisions could result in our being less attractive to a potential acquirer and could result in the shareholders receiving less for their common stock than otherwise might be available in the event of a takeover attempt.

ITEM 2. PROPERTIES

     Our corporate headquarters are located in Wisconsin Rapids, Wisconsin, in a 125,000 square foot facility owned by us. We also own a 34,000 square foot shipping and fulfillment facility in Wisconsin Rapids, Wisconsin. Our training operations are located in a 74,000 square foot facility in Madison, Wisconsin owned by Athena Holdings LLC ("Athena"). We own 70% of Athena and we lease 43,000 square feet of the facility from Athena. Additionally, we lease various other office space to accommodate subsidiary operations.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to various claims and proceedings covering a wide range of matters that arise in the ordinary course of our business activities. We believe that any liability that may ultimately arise from the resolution of these matters will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted during the fourth quarter of fiscal 2001 to a vote of our security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    NAME AND AGE OF OFFICER                                   OFFICE
    -----------------------                                   ------
Judith Ames Paul...............    Ms. Paul is the co-founder of the company and has been
  Age 55                           co-chairman of the board of directors since July 2001. From
                                   1986 until July 2001, Ms. Paul served as chairman of the
                                   board. Ms. Paul acts as our spokesperson and coordinates our public relations and customer communication policies. Ms.
                                   Paul is a leading teacher advocate, an education activist
                                   and the Executive Editor of School Improvement News and Math
                                   Advantage, which are newsletters published by us. Ms. Paul holds a bachelors degree in elementary education from the
                                   University of Illinois.

Terrance D. Paul...............    Mr. Paul is the co-founder of the company and has been
  Age 55                           co-chairman of the board of directors since July 2001. From
                                   July 1996 until July 2001, Mr. Paul served as vice chairman of the board. Mr. Paul is primarily responsible for our
                                   long-term strategic planning and new product development
                                   strategy. He conceptualized and led the development of
                                   Accelerated Math(TM), STAR Reading(TM), STAR Math(TM) and
                                   Renaissance(TM) professional development. In addition, Mr.
                                   Paul coordinates our research activities. From November 1995 until July 1996, Mr. Paul served as our chief executive
                                   officer. From January 1992 until August 1993 and again from
                                   September 1994 until November 1995, Mr. Paul served as our president. For the 12 years prior to 1992, Mr. Paul was
                                   president of Best Power Technology, Inc., a manufacturer of uninterruptible power systems. Mr. Paul has authored
                                   numerous research reports, including Patterns of Reading
                                   Practice (1996) and Theoretical Foundations of Learning
                                   Information Systems (1997). Mr. Paul holds a law degree from the University of Illinois and an MBA from Bradley
                                   University. Terrance Paul is Judith Paul's husband.

Michael H. Baum................    Mr. Baum has been our chief executive officer since July
  Age 54                           1996 and a director since September 1994. Mr. Baum served as our president between November 1995 and June 1996. From
                                   September 1994 until November 1995, Mr. Baum served as the managing director of the School Renaissance Institute, Inc.
                                   (one of our former subsidiaries) and from June 1994 until
                                   September 1994, he served as the director of educational
                                   consulting for the School Renaissance Institute. From 1984 until June 1994, Mr. Baum held a variety of positions with
                                   Francorp, Inc., an international management consulting firm based in Chicago, his last position being that of executive vice president, which he held from September 1991 until June
                                   1994. Mr. Baum holds a bachelors degree and a masters degree in teaching from Yale University and an MBA from
                                   Northwestern University.


    NAME AND AGE OF OFFICER                                   OFFICE
    -----------------------                                   ------
John R. Hickey.................    Mr. Hickey has been our president and chief operating
  Age 46                           officer since July 1996 and a director since October 1996.
                                   From January 1996 until June 1996, Mr. Hickey served as
                                   executive vice president of R.F. Technologies, Inc., a
                                   manufacturer of protection devices, and from September 1995 until December 1995, he served as executive vice president of Liebert Corporation (a subsidiary of Emerson Electric
                                   Co.), a manufacturer of uninterruptible power supplies. From
                                   January 1989 until June 1995, Mr. Hickey held various senior management positions with Best Power Technology, Inc.,
                                   including executive vice president of operations, senior
                                   vice president of sales and marketing and vice
                                   president-international. In addition, Mr. Hickey spent
                                   approximately ten years with Briggs and Stratton Corp., a
                                   manufacturer of air-cooled gasoline engines for outdoor
                                   power equipment, headquartered in Milwaukee, Wisconsin.
                                   While at Briggs and Stratton, Mr. Hickey served in various management positions, eventually rising to the position of the director of international sales and finance
                                   administration, a position he held from October 1985 until
                                   January 1989. Mr. Hickey holds a bachelors degree in
                                   international business and history from the University of
                                   Wisconsin.

Steven A. Schmidt..............    Mr. Schmidt joined the company in August 1999 as vice
  Age 47                           president, chief financial officer and secretary. From
                                   January 1998 until December 1998, he served as corporate
                                   controller for Wausau-Mosinee Paper Corporation, a specialty paper manufacturer. From June 1993 until December 1997, Mr.
                                   Schmidt was vice president finance, secretary and treasurer for Wausau Paper Mills Company, a publicly traded specialty paper manufacturer headquartered in Wausau, Wisconsin, after having served the company since August 1992 as corporate
                                   controller. From March 1990 until August 1992, Mr. Schmidt was employed by Georgia Pacific Corporation as controller,
                                   Wisconsin operations in Port Edwards, Wisconsin. From June
                                   1980 until March 1990, he worked for Nekoosa Papers, Inc., a division of Great Northern Nekoosa Corp., in Port Edwards,
                                   Wisconsin, in various financial management positions before the company was acquired by Georgia Pacific Corporation. Mr.
                                   Schmidt holds a bachelors degree in accountancy from the
                                   University of Wisconsin-LaCrosse, and is a Certified Public
                                   Accountant.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is traded under the symbol "RLRN" on The Nasdaq Stock Market(R), and quotations are supplied by the National Association of Securities Dealers, Inc. The table below sets forth the reported high and low closing sale prices for shares of our common stock on The Nasdaq Stock Market(R) during the indicated quarters.

                                                                HIGH        LOW
                                                                ----        ---
Fiscal year ended December 31, 2001
  First Quarter............................................    $37.188    $26.063
  Second Quarter...........................................     53.410     27.625
  Third Quarter............................................     52.000     28.650
  Fourth Quarter...........................................     39.940     24.570
Fiscal year ended December 31, 2000
  First Quarter............................................    $18.688    $11.688
  Second Quarter...........................................     16.250     12.750
  Third Quarter............................................     37.375     15.500
  Fourth Quarter...........................................     36.125     20.313

HOLDERS

     As of February 11, 2002, there were 744 record holders of the common stock.

HISTORICAL DIVIDENDS

     For the years ended December 31, 2001 and 2000, no dividends or other distributions were paid to shareholders. We intend to retain all of our future earnings to fund growth, acquisition opportunities and the operation of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the board of directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     There were no sales of unregistered securities during the year ended December 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------
                                                 2001(3)     2000(3)     1999(3)     1998       1997
                                                 -------     -------     -------     ----       ----
CONSOLIDATED INCOME STATEMENT DATA(1)
Net sales:
  Products...................................    $110,702    $ 87,004    $67,608    $44,064    $29,350
  Services...................................      21,652      19,987     15,980     11,084      6,964
                                                 --------    --------    -------    -------    -------
          Total net sales....................     132,354     106,991     83,588     55,148     36,314
                                                 --------    --------    -------    -------    -------
Cost of sales:
  Products...................................      14,857      11,621      7,768      4,375      3,788
  Services...................................       9,936      10,300      7,557      4,496      3,013
                                                 --------    --------    -------    -------    -------
          Total cost of sales................      24,793      21,921     15,325      8,871      6,801
                                                 --------    --------    -------    -------    -------
          Gross profit.......................     107,561      85,070     68,263     46,277     29,513
Operating expenses:
  Product development........................      17,800      14,922      8,500      5,140      3,496
  Selling and marketing......................      29,731      24,166     21,546     13,712      9,709
  General and administrative.................      14,322      11,833     10,115      7,529      5,817
  Purchased research and development.........          --          --      1,080        475         --
  Phantom stock plan termination.............          --          --         --         --      1,617
                                                 --------    --------    -------    -------    -------
          Total operating expenses...........      61,853      50,921     41,241     26,856     20,639
                                                 --------    --------    -------    -------    -------
          Operating income...................      45,708      34,149     27,022     19,421      8,874
Other income (expense), net..................       4,187       3,385      2,067      1,615        (81)
                                                 --------    --------    -------    -------    -------
Income before taxes..........................      49,895      37,534     29,089     21,036      8,793
Income tax provision (benefit)...............      19,226      14,601     11,943      8,844       (673)
                                                 --------    --------    -------    -------    -------
  Net income.................................    $ 30,669    $ 22,933    $17,146    $12,192    $ 9,466
                                                 ========    ========    =======    =======    =======
Basic earnings per share(2)..................    $   0.89    $   0.67    $  0.50    $  0.36    $  0.33
Diluted earnings per share(2)................        0.88        0.67       0.50       0.36       0.32

CONSOLIDATED BALANCE SHEET DATA
Working capital..............................    $ 83,081    $ 59,801    $42,900    $34,193    $28,452
Total assets.................................     159,961     118,221     88,419     68,280     51,177
Shareholders' equity.........................     136,531      99,670     74,935     55,059     42,803

-------------------------

(1) In July 1999, we acquired Generation21 Learning Systems, LLC in a transaction accounted for as a pooling-of-interests. Accordingly, financial information for all periods presented has been restated to include the results of Generation21.

(2) Per share data have been restated to reflect a 2-for-1 stock split in the form of a dividend effective February 26, 1999.

(3) For the years ended December 31, 2001, 2000 and 1999, no cash dividends were paid to shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     Renaissance Learning, Inc. is a leading provider of comprehensive school improvement to kindergarten through senior high ("K-12") schools in the United States and Canada. Our software products, teacher training, and consulting help educators motivate students, accelerate learning, improve test scores, and help students master standards. The computer-based learning information systems and related training we offer are designed to improve student academic performance by increasing the quality, quantity, and timeliness of performance data available to educators and by facilitating increased student practice of essential skills. Our flagship product, Accelerated Reader, is software for motivating and monitoring increased literature-based reading practice. Our software products also include: STAR Reading, a computer-adaptive reading test and database; Accelerated Math and STAR Math, software products that apply to math the principles that have made the reading software effective in improving academic performance; STAR Early Literacy computer-adaptive diagnostic test for phonemic awareness and other emergent reading skills; Perfect Copy writing skills development software; and Surpass test preparation software.

     In 2001 we introduced and shipped AR Universal, a new version of our Accelerated Reader reading management program which supports new recorded-voice versions of quizzes on literature books for emergent readers and new quizzes for assessing reading instruction assignments such as those found in reading textbooks, magazines and other curricula. STAR Early Literacy was released late in the second quarter of 2001. In late 2001 and early 2002, we announced several new products which we expect to be released during 2002: Fluent Reader repeated reading software for struggling readers; StandardsMaster instant assessment and Web-based reporting software; Accelerated Writer writing improvement system; Accelerated Vocabulary vocabulary development software; and AccelTest test creation, scoring and gradebook software. In addition, we provide electronic assessment software and services to educational publishers, enterprise software for training and knowledge management throughout organizations, and an optical-mark card scanner which was totally reengineered in 2001 for lower cost and improved performance.

     Our comprehensive school improvement products also include Reading Renaissance, Math Renaissance and other programs through which we provide professional development training for educators. Our School Renaissance program is a comprehensive package of software, professional development training, and consulting services aimed at accelerating learning and improving test scores in reading, math, writing, and overall academic performance throughout schools and school districts. In 2001, we introduced the seminar, Using STAR Early Literacy and Renaissance in Your Pre-K-3 Classroom, that shows teachers how to use the new STAR Early Literacy program. Early in 2002, we announced that Writing Renaissance is expected to be available sometime later in 2002.

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

     Service revenue is derived from (i) training seminars, (ii) consulting services, and (iii) software support agreements whereby we provide ongoing customer support as well as unspecified product upgrades if and when available. Revenue from training seminars is recognized when the seminar is performed. Revenue from consulting services is recognized as the service is performed or on a straight-line basis over the contractual period. Telephone support included with software sales has a duration of twelve months or less and is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from separately sold software support agreements is initially recorded as deferred revenue and recognized as revenue on a straight-line basis over 12 or 24 months depending on the term of the support agreement. Deferred revenue includes (i) payments received for products not yet delivered, (ii) advance payments on contract revenues, (iii) payments received for seminars not yet held, and (iv) that portion of separately sold software support agreements that has not yet been recognized as revenue.

     Because software products are generally shipped as orders are received, we have historically operated without a significant backlog of products. However, it is our practice to announce new products prior to the time at which such products will be ready for shipment to allow customers sufficient lead time for budgeting and curriculum purposes. This practice can result in a significant backlog for orders of new products. These orders are generally filled within a relatively short period of time after the product is ready for shipment. Registrations for training seminars are generally received from customers in advance of training events, resulting in a backlog for these services. Additionally, under district-wide school improvement agreements, customers commit to a comprehensive package of software, training, and consulting in advance of delivery of the products and services. The delivery of backlogged products and services in certain periods can cause those periods to have somewhat higher sales and higher sales growth rates than other periods.

     Cost of sales consists of expenses associated with sales of software products, support agreements, and training seminars and programs. These costs include: (i) personnel-related costs, (ii) costs of purchased materials such as optical-mark card scanners, educational products, training materials, manuals and motivational items, (iii) shipping and freight costs, (iv) amortization of capitalized development costs, and (v) other overhead costs. We recognize significantly higher gross margins on our product sales than on our service sales. An optical-mark card scanner is included with the sale of all Accelerated Math site licenses and many additional scanners are sold separately. The gross profit margin on hardware is not as high as the gross profit margin on software. We began shipping hardware in 1998 and as sales of hardware increased the overall product margin percentage declined in 1999 and 2000.

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

                             RESULTS OF OPERATIONS

     The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales:

                                                             FOR THE YEARS ENDED
                                                                DECEMBER 31,
                                                        -----------------------------
                                                        2001        2000        1999
                                                        ----        ----        ----
Net Sales:
  Products..........................................     83.6%       81.3%       80.9%
  Services..........................................     16.4        18.7        19.1
                                                        -----       -----       -----
       Total net sales..............................    100.0%      100.0%      100.0%
                                                        =====       =====       =====
Cost of sales:
  Products..........................................     13.4%       13.4%       11.5%
  Services..........................................     45.9        51.5        47.3
       Total cost of sales..........................     18.7        20.5        18.3
Gross profit:
  Products..........................................     86.6        86.6        88.5
  Services..........................................     54.1        48.5        52.7
       Total gross profit...........................     81.3        79.5        81.7
Operating expenses:
  Product development...............................     13.4        13.9        10.2
  Selling and marketing.............................     22.6        22.6        25.8
  General and administrative........................     10.8        11.1        12.1
  Purchased research and development................       --          --         1.3
                                                        -----       -----       -----
Operating income....................................     34.5        31.9        32.3
Other income, net...................................      3.2         3.2         2.5
                                                        -----       -----       -----
Income before taxes.................................     37.7        35.1        34.8
Income tax provision................................     14.5        13.7        14.3
                                                        -----       -----       -----
Net income                                               23.2%       21.4%       20.5%
                                                        =====       =====       =====

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

     Net Sales. Our net sales increased by $25.4 million, or 23.7%, to $132.4 million in 2001 from $107.0 million in 2000. Product sales increased by $23.7 million, or 27.2%, to $110.7 million in 2001 from $87.0 million in 2000. The increase in product sales is primarily attributable to (i) increased sales of math products, including follow-on sales of subject libraries and optical-mark card scanners, (ii) increased sales of Accelerated Reader quizzes, with over 51,000 available book titles, to a larger base of Accelerated Reader schools, and (iii) sales of STAR Early Literacy, which was released late in the second quarter of 2001.

     Service revenue, which consists primarily of revenue from sales of training sessions and software support agreements, increased by $1.7 million, or 8.3%, to $21.7 million in 2001 from $20.0 million in 2000. The majority of this increase is attributable to a 20.5% increase in revenue recognized software support agreements. Revenues from training sessions grew slightly over 2000. Approximately 80,000 educators attended our Renaissance training programs in 2001.

     We expect overall 2002 revenue growth to be similar to 2001. Revenue growth is anticipated to be higher in the second half of the year than the first due to the availability of increased federal funds to schools and the expected shipment of our new products in spring and summer. Our new products include: Fluent Reader repeated reading software for struggling readers; StandardsMaster instant assessment and Web-based reporting software; Accelerated Writer writing improvement system; Accelerated Vocabulary vocabulary development software; and AccelTest test creation, scoring and gradebook software. A fourth quarter 2001 math software promotion contributed to a quarterly increase of about 1,400 schools using math products, bringing the total number of schools using our math products to about 16,000. We expect continued growth in follow-on sales of libraries, scanners, math learning cards and training. We also expect continued steady growth of our reading products and continued expansion of our district-wide school improvement business.

     Cost of Sales. The cost of sales of products increased by $3.2 million, or 27.8%, to $14.9 million in 2001 from $11.6 million in 2000. As a percentage of product sales, the cost of sales of products remained constant at 13.4%. Late in 2001 we completed the reengineering of our AccelScan optical-mark card scanner for lower cost and improved performance. The lower cost has enabled us to lower the list price by $50.00 in January 2002 and still achieve improved margins on the new scanner sales.

     The cost of sales of services decreased by $364,000, or 3.5%, to $9.9 million in 2001 from $10.3 million in 2000. As a percentage of sales of services, the cost of sales of services decreased to 45.9% in 2001 from 51.5% in 2000. The improvement was due to stronger sales in the software support business and improved cost efficiencies in both the training and software support businesses. Service gross profit margin is expected to be somewhat lower in first quarter 2002 due to the National School Renaissance Conference, as has been the previous pattern. On an annual basis in 2002, we anticipate a moderate improvement in service gross profit margins over 2001.

     Our overall gross profit margin increased 1.8% to 81.3% in 2001 from 79.5% in 2000 due to improved gross profit margins on services and to a higher proportion of products in the sales mix during 2001.

     Product Development. Product development expenses increased by $2.9 million, or 19.3%, to $17.8 million in 2001 from $14.9 million in 2000. These expenses increased primarily due to increased staff and consulting costs associated with new product development including several new products announced in late 2001 and early 2002: Fluent Reader, StandardsMaster, Accelerated Writer, Accelerated Vocabulary, and AccelTest, which are scheduled to be available for shipment in 2002.

     Increased product development expenses are also attributed to: our new AccelScan optical-mark card scanner which was totally reengineered in 2001; continued development of a suite of Web-based versions of our existing core products; and new products at various stages of development which we expect to announce in the future. We anticipate that the growth of product development costs will moderate in 2002. As a percentage of net sales, product development costs decreased to 13.4% in 2001 from 13.9% in 2000.

     Selling and Marketing. Selling and marketing expenses increased by $5.6 million, or 23.0%, to $29.7 million in 2001 from $24.2 million in 2000. These expenses increased primarily due to (i) direct mailings to an increased customer and prospect base, (ii) increased wages and related benefit costs associated with hiring additional personnel to market and promote a broader product line,
(iii) costs related to selling and marketing our district-wide school improvement program, and (iv) costs of marketing the Generation21 enterprise-wide training and knowledge management software. As a percentage of net sales, selling and marketing expenses remained constant at 22.6%. We anticipate that selling and marketing expenses will generally continue to rise as we aggressively market our existing products and promote our new products in 2002.

     General and Administrative. General and administrative expenses increased by $2.5 million, or 21.0%, to $14.3 million in 2001 from $11.8 million in 2000. The higher expenses for 2001 are largely due to increased wages and related benefit costs associated with the hiring of additional personnel, and professional fees, to support a larger base of business including Generation21 and the acquisition of ESA which was completed in November of 2000. As a percentage of net sales, general and administrative costs decreased to 10.8% in 2001 from 11.1% in 2000. We expect that general and administrative costs will increase to support our growth, but will decrease somewhat as a percentage of net sales in 2002.

     Operating Income. Operating income increased by $11.6 million, or 33.8%, to $45.7 million in 2001 from $34.1 million in 2000. As a percentage of net sales, operating income increased to 34.5% in 2001 from 31.9% in 2000.

     Income Taxes. Income tax expense of $19.2 million was recorded in 2001 at an effective income tax rate of 38.5% compared to $14.6 million and 38.9% effective income tax rate in 2000. We expect to maintain our effective tax rate at or below 39% in 2002.

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

     Net Sales. Our net sales increased by $23.4 million, or 28.0%, to $107.0 million in 2000 from $83.6 million in 1999. Product sales increased by $19.4 million, or 28.7%, to $87.0 million in 2000 from $67.6 million in 1999. The increase in product sales is primarily attributable to (i) increased sales of math products, including follow-on sales of subject libraries and optical-mark card scanners and (ii) increased sales of Accelerated Reader quizzes to a larger base of Accelerated Reader schools.

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

     The cost of sales of services increased by $2.7 million, or 36.3%, to $10.3 million in 2000 from $7.6 million in 1999. This increase is primarily the result of costs associated with (i) our first annual National School Renaissance Conference presented in early 2000, (ii) increased technical support costs due to a broader product line and the introduction of new versions of existing products and (iii) increased costs of delivering training sessions. As a percentage of sales of services, the cost of sales of services increased to 51.5% in 2000 from 47.3% in 1999 due to the higher costs of providing technical support for our broader product line and new versions of existing products.

     Our overall gross profit margin decreased 2.2% to 79.5% in 2000 from 81.7% in 1999 due to decreased gross profit margins on both products and services.

     Product Development. Product development expenses increased by $6.4 million, or 75.5%, to $14.9 million in 2000 from $8.5 million in 1999. These expenses increased primarily due to increased staff and consulting costs associated with new product development including several new products announced in 2000: eSchoolOffice Web-based school administration software, new versions of Generation21's Total Knowledge Management enterprise training software, and STAR Early Literacy diagnostic assessment for grades K-2. Increased product development expenses are also attributed to the development of localized versions of our products for international markets; the completion of new Accelerated Reader quizzes; Surpass test-preparation software released for sale in Texas in late 2000; creation of additional Surpass test-preparation libraries; continued development of a suite of Web-based versions of our existing core products; and a number of new products at various stages of development. As a percentage of net sales, product development costs increased to 13.9% in 2000 from 10.2% in 1999.

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

     Purchased Research and Development. In connection with the acquisitions of computerActive, Inc. and the assets of Humanities Software, Incorporated in 1999, $900,000 and $180,000, respectively, of the purchase price was allocated to purchased research and development which was expensed in 1999. The computerActive purchased research and development related to a web-server based school administration and student information system. The elements of this purchased research and development primarily consisted of partially complete computer code and related documentation. At the time of acquisition, this project was less than 50% complete and had not yet reached the stage of technological feasibility. We believe that work required to reach technological feasibility and commercialization will take approximately three years from the acquisition date. Risk factors that may affect the timely completion and commercialization of the project include evolving industry standards, dependence on key personnel, and our ability to respond quickly and in a cost efficient manner to technological change, including shifts in operating systems, languages, and alternative delivery systems. We incurred approximately $1.1 million dollars in costs on the project in 2000.

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

                        LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, our cash, cash equivalents and investment securities increased $41.6 million to $109.6 million from the December 31, 2000 total of $68.0 million. The net increase is due primarily to $41.2 million in net cash provided by operating activities. We believe our strong cash position coupled with cash flow from operations will be sufficient to meet both our short-term and long-term working capital requirements.

     At December 31, 2001, we had a $10.0 million unsecured revolving line of credit with a bank which is available until March 31, 2002 and which is expected to be extended for an additional two years. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank which is available until April 30, 2002, which was renewed in January 2002 for an additional year. The line of credit bears interest based on the prime rate less 1%. As of December 31, 2001, the lines of credit had not been used.

     On January 3, 2000 our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. As of December 31, 2001, we had repurchased 25,100 shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rate Risk. Our exposure to market interest rate risk consists of:
(i) the increase or decrease in the amount of interest income we can earn on our investment portfolio, and (ii) the decrease or increase in value of our investment security portfolio if market interest rates increase or decrease, respectively. We anticipate that we will have sufficient liquidity to hold our investments to maturity, therefore, we do not expect to recognize any material losses or gains related to an increase or decrease in market interest rates.

     Foreign Currency Exchange Rate Risk. The financial position and results of operations of our foreign subsidiaries are measured using local currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains or losses are deferred as a separate component of shareholders' equity. Aggregate foreign currency transaction gains and losses are included in determining net earnings. As such, our operating results are affected by fluctuations in the value of the U.S. dollar compared to the Australian dollar, British pound, Canadian dollar, and Indian Rupee. At this time, foreign operations are not material.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Renaissance Learning, Inc. (a Wisconsin corporation, "the Company") and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Learning, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
January 18, 2002

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000

                                                                    2001          2000
                                                                    ----          ----
                                                                  (IN THOUSANDS, EXCEPT
                                                                   SHARE AND PER SHARE
                                                                         AMOUNTS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 35,904      $ 24,655
  Investment securities.....................................        49,288        34,303
  Accounts receivable, less allowance of $1,709 in 2001 and
     $985 in 2000...........................................        12,397        11,335
  Inventories...............................................         1,648         1,523
  Prepaid expenses..........................................         1,063         1,204
  Deferred tax asset........................................         3,606         2,922
  Other current assets......................................         1,312           845
                                                                  --------      --------
          Total current assets..............................       105,218        76,787
Investment securities.......................................        24,364         9,040
Property, plant and equipment, net..........................        23,007        24,501
Deferred tax asset..........................................         2,238         2,127
Intangibles and goodwill, net...............................         3,725         5,002
Capitalized software, net...................................           506           581
Other non-current assets....................................           903           183
                                                                  --------      --------
          Total assets......................................      $159,961      $118,221
                                                                  ========      ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $  2,769      $  2,166
  Deferred revenue..........................................         7,184         5,484
  Payroll and employee benefits.............................         3,845         2,813
  Income taxes payable......................................         4,196         2,419
  Other current liabilities.................................         4,143         4,104
                                                                  --------      --------
          Total current liabilities.........................        22,137        16,986
  Deferred revenue..........................................         1,097         1,380
                                                                  --------      --------
          Total liabilities.................................        23,234        18,366
Minority interest...........................................           196           185
Shareholders' equity:
  Common stock, $.01 par; shares authorized: 150,000,000;
     issued: 34,617,861 -- 2001
             34,328,558 -- 2000.............................           346           343
     Additional paid-in capital.............................        51,702        45,769
     Retained earnings......................................        84,618        53,948
     Accumulated other comprehensive income.................           190           (65)
     Treasury stock, at cost (25,100 shares)................          (325)         (325)
                                                                  --------      --------
          Total shareholders' equity........................       136,531        99,670
                                                                  --------      --------
          Total liabilities and shareholders' equity........      $159,961      $118,221
                                                                  ========      ========

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS
                                                                EXCEPT PER SHARE AMOUNTS)
Net Sales:
  Products..................................................  $110,702   $ 87,004   $ 67,608
  Services..................................................    21,652     19,987     15,980
                                                              --------   --------   --------
       Total net sales......................................   132,354    106,991     83,588
                                                              --------   --------   --------
Cost of sales:
  Products..................................................    14,857     11,621      7,768
  Services..................................................     9,936     10,300      7,557
                                                              --------   --------   --------
       Total cost of sales..................................    24,793     21,921     15,325
                                                              --------   --------   --------
       Gross profit.........................................   107,561     85,070     68,263
Operating expenses:
  Product development.......................................    17,800     14,922      8,500
  Selling and marketing.....................................    29,731     24,166     21,546
  General and administrative................................    14,322     11,833     10,115
  Purchased research and development........................        --         --      1,080
                                                              --------   --------   --------
       Total operating expenses.............................    61,853     50,921     41,241
                                                              --------   --------   --------
       Operating income.....................................    45,708     34,149     27,022
Other income (expense):
  Interest income...........................................     3,925      3,046      1,733
  Interest expense..........................................        --         --        (45)
  Other, net................................................       262        339        379
                                                              --------   --------   --------
Income before taxes.........................................    49,895     37,534     29,089
Income tax provision........................................    19,226     14,601     11,943
                                                              --------   --------   --------
Net income..................................................  $ 30,669   $ 22,933   $ 17,146
                                                              ========   ========   ========
Earnings per share:
  Basic.....................................................  $   0.89   $   0.67   $   0.50
  Diluted...................................................      0.88       0.67       0.50

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                                              ACCUMULATED
                                      COMMON STOCK(1)     ADDITIONAL                             OTHER
                                     ------------------    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE    TOTAL
                                     SHARES      AMOUNT    CAPITAL     EARNINGS    STOCK        INCOME        EQUITY
                                     ------      ------   ----------   --------   --------   -------------   --------
                                                                      (IN THOUSANDS)
Balance, December 31, 1998........   34,002       $340     $40,872     $13,869     $  --         $(22)       $ 55,059
  Net income......................       --         --          --      17,146        --           --          17,146
  Foreign currency translation....       --         --          --          --        --            3               3
  Unrealized loss on securities...       --         --          --          --        --          (24)            (24)
                                                                                                             --------
    Comprehensive income..........       --         --          --          --        --           --          17,125
  Shares issued to acquire
    business(2)...................       59          1       1,012          --        --                        1,013
  Employee stock purchase plan....       19         --         222          --        --                          222
  Tax benefit on stock options....       --         --         581          --        --           --             581
  Exercise of stock options.......      103          1         922          --        --           --             923
  Stock option grants.............       --         --          12          --        --           --              12
                                     ------       ----     -------     -------     -----         ----        --------
Balance, December 31, 1999........   34,183        342      43,621      31,015        --          (43)         74,935
  Net income......................       --         --          --      22,933        --           --          22,933
  Foreign currency translation....       --         --          --          --        --          (26)            (26)
  Unrealized gains on
    securities....................       --         --          --          --        --            4               4
                                                                                                             --------
    Comprehensive income..........       --         --          --          --        --           --          22,911
  Stock repurchased for
    treasury......................      (25)        --          --          --      (325)          --            (325)
  Employee stock purchase plan....       51         --         490          --        --           --             490
  Tax benefit on stock options....       --         --         461          --        --           --             461
  Exercise of stock options.......       94          1       1,191          --        --           --           1,192
  Stock option grants.............       --         --           6          --        --           --               6
                                     ------       ----     -------     -------     -----         ----        --------
Balance, December 31, 2000........   34,303        343      45,769      53,948      (325)         (65)         99,670
  Net income......................       --         --          --      30,669        --           --          30,669
  Foreign currency translation....       --         --          --          --        --           (6)             (6)
  Unrealized gain on securities...       --         --          --          --        --          261             261
                                                                                                             --------
    Comprehensive income..........       --         --          --          --        --           --          30,924
  Employee stock purchase plan....       82          1         814          --        --           --             815
  Tax benefit on stock options....       --         --       1,905          --        --           --           1,905
  Exercise of stock options.......      208          2       3,215          --        --           --           3,217
                                     ------       ----     -------     -------     -----         ----        --------
Balance, December 31, 2001........   34,593       $346     $51,703     $84,617     $(325)        $190        $136,531
                                     ======       ====     =======     =======     =====         ====        ========

-------------------------
(1) Common Stock, $0.01 par value, 150,000,000 shares authorized.

(2) See Note 3 of Notes to Consolidated Financial Statements.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  2001       2000        1999
                                                                  ----       ----        ----
                                                                        (IN THOUSANDS)
Reconciliation of net income to net cash provided by
  operating activities:
  Net income................................................    $ 30,669    $22,933    $ 17,146
  Noncash (income) expenses included in net income --
     Depreciation and amortization..........................       5,736      4,769       3,245
     Purchased research and development.....................          --         --       1,080
     Deferred income taxes..................................        (938)      (194)       (967)
  Change in assets and liabilities --
     Accounts receivable....................................      (1,062)     1,009      (2,733)
     Inventories............................................        (125)       225        (909)
     Prepaid expenses.......................................         141        378        (856)
     Accounts payable and other current liabilities.........       6,059      4,294      (1,389)
     Deferred revenue.......................................       1,417        475       1,496
  Other current assets......................................        (467)      (547)        (16)
       Other................................................        (263)      (178)        (63)
                                                                --------    -------    --------
       Net cash provided by operating activities............      41,167     33,164      16,034
                                                                --------    -------    --------
Cash flows from investing activities:
  Purchase of property, plant and equipment.................      (2,452)    (3,720)     (7,267)
  (Purchase) sale of investment securities, net.............     (30,310)   (25,496)        781
  Capitalized software development costs....................        (484)      (477)       (432)
  Acquisitions..............................................        (704)    (2,995)     (1,600)
                                                                --------    -------    --------
       Net cash used in investing activities................     (33,950)   (32,688)     (8,518)
Cash flows from financing activities:
  Proceeds from issuance of stock...........................         815        490         222
  Proceeds from exercise of stock options...................       3,217      1,192         923
  Return of equity to minority partner......................          --        (60)         --
  Purchase of treasury stock................................          --       (325)         --
                                                                --------    -------    --------
       Net cash provided by financing activities............       4,032      1,297       1,145
Net increase in cash........................................      11,249      1,773       8,661
Cash and cash equivalents, beginning of period..............      24,655     22,882      14,221
                                                                --------    -------    --------
Cash and cash equivalents, end of period....................    $ 35,904    $24,655    $ 22,882
                                                                ========    =======    ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) CONSOLIDATION

     The consolidated financial statements include the financial results of Renaissance Learning, Inc. ("Renaissance Learning") and its subsidiaries (collectively, the "Company"). Renaissance Learning's significant subsidiaries include Renaissance Corporate Services, Inc. and Generation21 Learning Systems, LLC ("Generation21"). School Renaissance Institute, Inc., formerly a wholly-owned subsidiary of Renaissance Learning, was merged into Renaissance Learning on December 31, 2001, and is currently doing business under the name of Renaissance Learning Madison. All significant intercompany transactions have been eliminated in the consolidated financial statements.

     On April 18, 2001, the Company name was legally changed from Advantage Learning Systems, Inc. to Renaissance Learning, Inc. On April 20, 2001, the Company's stock trading symbol on the Nasdaq stock market changed to RLRN to reflect the legal name change.

(2) NATURE OF OPERATIONS

     Renaissance Learning is a provider of learning information systems to K-12 schools in the United States and Canada. The Company's flagship product is the Accelerated Reader, a learning information system for motivating and monitoring increased literature-based reading practice. The Company's software products also include STAR Reading, a computer-adaptive reading test and database; Accelerated Math and STAR Math, software products that apply to math the principles that have made the reading software effective in improving academic performance; STAR Early Literacy computer-adaptive diagnostic test for phonemic awareness and other emergent reading skills; Perfect Copy writing skills development software; and Surpass test preparation software.

     Renaissance Learning Madison develops and conducts Renaissance training programs, which provide educators with professional development training to most effectively use the Company's products and the learning information they generate. The firm provides teacher training through its Reading Renaissance, Math Renaissance, and other seminars. Renaissance Learning Madison's School Renaissance program is a comprehensive package of software, professional development training, educator resource materials, and consulting services aimed at accelerating learning and improving test scores in reading, math, writing, and overall academic performance throughout schools and school districts.

     Renaissance Corporate Services, Inc. provides customized test-generation software to educational publishers for assessment and skills practice in math, science, and other subjects and also develops content for math products distributed by the Company. Generation21 sells enterprise software for organization-wide training and knowledge management to corporate customers. Renaissance Learning also has subsidiaries in Australia, Canada, India, and the United Kingdom.

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

     Effective December 29, 1999, the Company acquired computerActive, Inc. ("computerActive"), an Ottawa, Canada-based software development firm specializing in Web-based applications. The transaction was accounted for using the purchase method of accounting, with a total purchase price of $1.3 million,

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES representing $680,000 of cash, $346,000 of the Company's common stock and the assumption of certain liabilities. The operating results of computerActive are included in the consolidated financial statements of the Company since the date of acquisition. The allocated purchase price includes valuation of certain acquired in-process research and development costs which resulted in a pre-tax charge of $900,000 in the fourth quarter of 1999. The in-process research and development costs were valued by an independent professional appraisal firm which used the income approach to determine fair market value at the acquisition date. The significant assumptions used by the appraiser included projections for initial sales in 2001 through 2003, with a revenue growth rate of 2% annually thereafter, normalized operating profit consistent with our other software products, and a risk-weighted discount rate of 40%.

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

(4) SIGNIFICANT ACCOUNTING POLICIES

(a) Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Revenue recognition

     The Company recognizes revenue in accordance with Statement of Position No. 97-2 "Software Revenue Recognition" issued by the Accounting Standards Executive Committee of the AICPA. Revenues are recorded net of an allowance for estimated returns. Allowances for bad debts are also recorded at the time of the sale.

     Product revenue is derived primarily from the sale of software products. The Company recognizes revenue from sales of its off-the-shelf software products at the time of shipment to customers. The Company recognizes revenue from the sale of custom software products on the percentage-of-completion method of accounting. Accordingly, revenue is deferred for advance payments from customers that are in excess of revenues earned on custom software sales. Included in accounts receivable at December 31, 2001 and 2000 is $443,000 and $442,000, respectively, of amounts earned which are not yet billed to the customer for custom software products.

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

     Service revenue is derived from (i) training seminars, (ii) consulting services, and (iii) software support agreements whereby the Company provides ongoing customer support as well as unspecified product upgrades if and when available. Revenue from training seminars is recognized when the seminar is performed. Revenue from consulting services is recognized as the service is performed or on a straight-line basis over the contractual period. Telephone support included with software sales has a duration of twelve months or less and is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from separately sold software support agreements is initially recorded as deferred revenue and recognized as revenue on a straight-line basis over 12 or 24 months depending on the term of the support agreement.

     Deferred revenue includes (i) payments received for products not yet delivered, (ii) advance payments on contract revenues, (iii) payments received for seminars not yet held, and (iv) that portion of separately sold software support agreements that has not yet been recognized as revenue.

(c) Cash and cash equivalents

     The Company considers cash amounts on deposit at banks and highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. Debt instruments are carried at cost, which approximates market value. Cash and cash equivalents consisted of the following at December 31:

                                                                2001       2000
                                                                ----       ----
                                                                 (IN THOUSANDS)
Cash and time deposits.....................................    $14,119    $ 6,010
Municipal obligations......................................     20,900     17,700
Corporate notes............................................        885        945
                                                               -------    -------
                                                               $35,904    $24,655
                                                               =======    =======

(d) Investment securities

     Investment securities have an original maturity of more than three months and a remaining maturity of less than twenty-four months. As of December 31, 2001 and 2000, investment securities consisted entirely of corporate notes and municipal obligations. These securities are considered to be available for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these investments are stated at fair value, with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income in the Company's consolidated statements of shareholders' equity.

(e) Supplemental disclosure of cash flow information

                                                        2001       2000       1999
                                                        ----       ----       ----
                                                              (IN THOUSANDS)
Cash paid for:
  Interest.........................................    $    --    $    --    $    84
  Income Taxes.....................................     16,376     11,641     14,757

(f) Inventories

     Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Inventories primarily consist of purchased materials which include optical-mark card scanners, educational products, training materials, manuals and motivational items.

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

(g) Catalog and advertising costs

     Costs related to direct response advertising, primarily catalogs, are capitalized and amortized over their expected period of future benefits, or one year, whichever is less. At December 31, 2001 and 2000, capitalized catalog costs of approximately $45,000 and $190,000, respectively, are included in prepaid expenses. All other advertising costs are expensed the first time the advertising takes place. Advertising expenses for 2001, 2000 and 1999 were approximately $9,497,000, $8,015,000 and $9,206,000, respectively.

(h) Property, plant and equipment

     Property, plant and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using principally the straight-line method for financial reporting purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the plant and equipment accounts. Depreciation expense was approximately $3,899,000, $3,568,000 and $2,468,000 for 2001, 2000 and 1999, respectively.

     The estimated useful lives for property, plant and equipment are as follows: buildings -- 25 to 40 years; furniture, fixtures and office equipment -- 5 to 8 years; computer and production equipment -- 3 to 5 years; vehicles -- 5 years; and leasehold improvements -- the lease term.

     Net property, plant and equipment consisted of the following at December
31:

                                                                2001       2000
                                                                ----       ----
                                                                 (IN THOUSANDS)
Land and improvements......................................    $ 3,637    $ 3,361
Buildings..................................................     16,160     15,526
Furniture, fixtures and office equipment...................      5,533      5,109
Computer and production equipment..........................      9,495      8,613
Vehicles...................................................        129        135
Leasehold improvements.....................................        171        153
Construction in progress...................................        139        128
                                                               -------    -------
     Total property, plant and equipment...................     35,264     33,025
Less -- accumulated depreciation...........................     12,257      8,524
                                                               -------    -------
Property, plant and equipment, net.........................    $23,007    $24,501
                                                               =======    =======

(i) Software development costs

     The Company capitalizes certain software development costs incurred after technological feasibility is achieved. Capitalized costs are reported at the lower of amortized cost or net realizable value. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the products which is generally estimated to be 24 months. Amortization begins when the products are available for general release to customers. All other research and development expenditures are charged to product development expense in the period incurred. When capitalized software is fully amortized, the balance is removed from capitalized software and accumulated amortization of capitalized software. Amounts capitalized were approximately $484,000, $477,000 and $432,000 in 2001, 2000 and 1999, respectively. Amortization expense of approximately $560,000, $391,000 and $194,000 for 2001, 2000 and 1999, respectively, are included in cost of sales-products in the consolidated statements of income. At December 31, 2001 and 2000, accumulated amortization of capitalized software development costs was $905,000 and $543,000, respectively.

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

(j) Sales and concentration of credit risks

     For the years ended December 31, 2001, 2000 and 1999, one customer (a book distributor) contributed 7.0%, 8.5% and 11.5% of total revenues, respectively. In 2001 and 2000, no customer represented more than 10% of total revenues. On December 31, 2001 and 2000, this customer had a receivable balance of 4.8% and 5.2% of total trade receivables, respectively.

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

     The weighted average shares outstanding for 2001, 2000 and 1999 are as follows:

                                                            2001             2000             1999
                                                            ----             ----             ----
Basic weighted average shares outstanding............    34,515,540       34,236,609       34,074,617
Dilutive effect of stock options.....................       330,860          191,528          302,456
                                                         ----------       ----------       ----------
Diluted weighted average shares outstanding..........    34,846,400       34,428,137       34,377,073
                                                         ==========       ==========       ==========

(m) Income taxes

     The Company accounts for income taxes according to the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires an asset and liability based approach to accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between financial and tax accounting of revenue and expense items. Valuation allowances are provided when it is anticipated that some or all of a deferred tax asset is not likely to be realized.

(n) Derivative financial instruments

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard, as amended, requires that entities recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES value. The Company adopted this standard on January 1, 2001. The adoption of this statement has not had an impact on the consolidated financial statements, as the Company has not utilized derivative instruments.

(o) Comprehensive income

     The Company's comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities, which are included in accumulated other comprehensive income in the Company's consolidated statements of shareholders' equity.

(p) Reclassifications

     Certain previously reported amounts have been reclassified to conform with the 2001 presentation.

(5) INTANGIBLE ASSETS AND GOODWILL

     Intangible assets, including goodwill, are amortized on the straight-line basis over their estimated useful lives. The Company continually evaluates whether events or circumstances have occurred that indicate the carrying amount of goodwill, intangible assets or property plant and equipment may be impaired. When factors indicate these assets should be evaluated for impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the goodwill, intangible assets and property, plant and equipment in measuring whether they are recoverable. To date, no such impairment of these assets exists.

     Intangible assets and goodwill consisted of the following at December 31:

                                                        2001      2000     USEFUL LIFE
                                                        ----      ----     -----------
                                                        (IN THOUSANDS)
Goodwill...........................................    $3,203    $3,203       7 years
Assembled workforce................................       620       620       7 years
                                                       ------    ------
  Subtotal.........................................     3,823     3,823
  Less -- accumulated amortization.................     1,510       948
                                                       ------    ------
Goodwill and assembled workforce, net..............     2,313     2,875
                                                       ------    ------
Algorithms and software code.......................     2,124     2,124     2-5 years
Trade name.........................................       210       210      10 years
Non-compete agreement..............................     1,100     1,100       5 years
                                                       ------    ------
  Subtotal.........................................     3,434     3,434
  Less -- accumulated amortization.................     2,022     1,307
                                                       ------    ------
Other intangibles, net.............................     1,412     2,127
                                                       ------    ------
Goodwill and other intangibles, net................    $3,725    $5,002
                                                       ======    ======

     On June 30, 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". Under this new standard, goodwill acquired after June 30, 2001 is not amortized over its useful life and starting January 1, 2002, amortization expense will no longer be recorded for goodwill acquired on or before June 30, 2001. SFAS 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value-based test. In addition, under the new rules, an intangible asset acquired after June 30, 2001 should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged.

     The Company will adopt the provisions of SFAS No. 142 effective January 1, 2002. SFAS 142 requires that a new fair-market-value test be applied to determine if goodwill and other intangible assets with indefinite lives are impaired based on their values as of January 1, 2002. The transitional provisions of SFAS 142 provide

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES that the impairment testing for intangible assets other than goodwill shall be completed by March 31, 2002 and that the impairment test for goodwill shall be completed by June 30, 2002.

     Assembled workforce does not meet the criteria of SFAS No. 142 for recognition apart from goodwill. SFAS 142, therefore, requires that the Company reclassify the unamortized balance of assembled workforce as of January 1, 2002 to goodwill. For the years ended December 31, 2001, 2000 and 1999, goodwill and assembled workforce amortization expense of $562,000, $353,000 and $218,000, respectively, is included in our consolidated statement of income. Due to the adoption of SFAS 142, the Company will not recognize in 2002, $562,000 in amortization expense related to goodwill and assembled workforce that were acquired prior to 2002.

(6) INCOME TAXES

     The provision for income taxes consisted of:

                                                      2001       2000       1999
                                                      ----       ----       ----
                                                            (IN THOUSANDS)
Current tax provision:
  U.S. federal...................................    $17,409    $12,537    $10,317
  State and local................................      2,755      2,258      2,593
                                                     -------    -------    -------
Total current tax provision......................     20,164     14,795     12,910
                                                     -------    -------    -------
Deferred tax benefit:
  U.S. federal...................................       (848)      (162)      (943)
  State and local................................        (90)       (32)       (24)
                                                     -------    -------    -------
Total deferred tax benefit.......................       (938)      (194)      (967)
                                                     -------    -------    -------
Provision for income taxes.......................    $19,226    $14,601    $11,943
                                                     =======    =======    =======

     Effective rate reconciliation:

                                      2001              2000              1999
                                 ---------------   ---------------   ---------------
                                                   (IN THOUSANDS)
Income tax provision at
  statutory tax rate...........  $17,463   35.0%   $13,137   35.0%   $10,181   35.0%
State and local taxes, net of
  federal tax benefit..........    1,732    3.4%     1,424    3.8%     1,669    5.8%
Other..........................       31    0.1%        40    0.1%        93    0.3%
                                 -------   -----   -------   -----   -------   -----
Provision for income taxes.....  $19,226   38.5%   $14,601   38.9%   $11,943   41.1%
                                 =======   =====   =======   =====   =======   =====

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

     Deferred tax assets consisted of the following at December 31:

                                                                 2001      2000
                                                                 ----      ----
                                                                 (IN THOUSANDS)
Current deferred tax assets:
  Deferred revenue..........................................    $1,491    $1,319
  Expenses not currently deductible.........................     2,115     1,603
                                                                ------    ------
Net current deferred tax assets.............................     3,606     2,922
                                                                ------    ------
Noncurrent deferred tax assets:
  Deferred revenue..........................................       186       329
  Depreciation and amortization.............................       247        81
  Intangibles...............................................     1,805     1,597
  Other.....................................................        --       120
                                                                ------    ------
Net noncurrent deferred tax assets..........................     2,238     2,127
                                                                ------    ------
Total deferred tax assets...................................    $5,844    $5,049
                                                                ======    ======

(7) LINES OF CREDIT

     The Company has a $10.0 million unsecured revolving line of credit with a bank which is available until March 31, 2002 and which is expected to be extended for an additional two years. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. The Company also has a $2.0 million unsecured revolving line of credit with a bank which is available until April 30, 2002, which was renewed in January 2002 for an additional year. The line of credit bears interest based on the prime rate less 1%. As of December 31, 2001, the lines of credit had not been used.

(8) LEASE COMMITMENTS

     The Company is party to various operating leases for equipment and for office facilities at some of its subsidiaries. Rent expense for 2001, 2000 and 1999 was approximately $1,057,000, $840,000 and $468,000, respectively.

     Future approximate minimum rental payments (including estimated operating costs) required under the operating leases as of December 31, 2001 are as follows:

                                                              (IN THOUSANDS)
2002........................................................       $909
2003........................................................        583
2004........................................................        559
2005........................................................        527
2006........................................................        162

(9) LITIGATION

     The Company is subject to various claims and proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately arise from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

(10) DEFINED CONTRIBUTION BENEFIT PLAN

     The Company has a defined contribution 401(k) benefit plan covering all of its full-time employees meeting certain service requirements. The plan provides for matching employer contributions based on 66% of employees' elective contributions up to 6% of compensation. The plan allows employee contributions of up to 15% of compensation. Discretionary employer contributions may also be made to the plan. There were no discretionary contributions made in 2001, 2000 or 1999. Expense under the plan totaled approximately $1,002,000 in 2001, $814,000 in 2000 and $564,000 in 1999.

(11) STOCK OPTION PLAN

     The Company has established the 1997 Stock Incentive Plan (the "Plan") for its officers, key employees, non-employee directors and consultants. Options granted under the plan may be in the form of nonqualified stock options ("NSO") or incentive stock options which comply with section 422 of the Internal Revenue Code ("ISO"). A combined maximum of 3,000,000 options, stock appreciation rights ("SARs") and share awards may be granted under the plan. Of this amount, not more than 1,500,000 shares may be subject to ISOs. The exercise price of the stock options is the market value of the common stock at the date of grant. Generally, the options vest and become exercisable ratably over a four-year period, commencing one year after the grant date. The options expire 10 years from the grant date.

     Had compensation cost been determined for the Company's stock option portion of the plan based on the fair value at the grant dates for awards consistent with the alternative method set forth under SFAS 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                      2001       2000       1999
                                                      ----       ----       ----
                                                         (IN THOUSANDS EXCEPT
                                                          PER SHARE AMOUNTS)
Net income
  As reported....................................    $30,669    $22,933    $17,146
  Pro forma......................................     25,540     18,776     14,558
Diluted net income per common share
  As reported....................................    $  0.88    $  0.67    $  0.50
  Pro forma......................................       0.73       0.55       0.42
The weighted average fair value of options
  granted under the Plan during the year is:.....    $ 27.36    $ 23.57    $ 16.94

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: dividend yield of 0%, expected volatility of 85.19%, 88.12% and 76.73%, risk-free interest rates of 4.78%, 6.21% and 6.23%, and expected lives of 10 years for the options.

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

     As of December 31, 2001, only NSOs have been granted; no ISOs, SARs or share awards have been granted under the plan. A summary of stock option activity under the plan for 2001, 2000 and 1999 is as follows:

                                              2001                     2000                     1999
                                      ---------------------    ---------------------    ---------------------
                                                   WEIGHTED                 WEIGHTED                 WEIGHTED
                                                   AVERAGE                  AVERAGE                  AVERAGE
                                                   EXERCISE                 EXERCISE                 EXERCISE
                                       SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                       ------      --------     ------      --------     ------      --------
Outstanding at beginning of
  year............................    1,348,152     $18.27     1,271,268     $16.24       779,476     $11.66
Granted...........................      384,422      31.83       235,382      26.79       642,488      20.77
Exercised.........................     (207,310)     15.47       (94,215)     12.65      (102,902)      8.95
Cancelled.........................     (103,353)     22.21       (64,283)     17.61       (47,794)     18.19
                                      ---------     ------     ---------     ------     ---------     ------
Outstanding at end of year........    1,421,911      22.06     1,348,152      18.27     1,271,268      16.24
                                      =========     ======     =========     ======     =========     ======
Options exercisable at end of
  year............................      580,478      16.08       421,889      14.56       252,157      11.05
                                      =========     ======     =========     ======     =========     ======

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                            WEIGHTED AVERAGE                                        WEIGHTED AVERAGE
RANGE OF                       OPTIONS         REMAINING        WEIGHTED AVERAGE      OPTIONS       EXERCISE PRICE OF
EXERCISE PRICE               OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE    EXERCISABLE OPTIONS
--------------               -----------    ----------------    ----------------    -----------    -------------------
$ 8.00...................       170,348           5.69                8.00            170,348              8.00
$10.06 to $13.31.........       217,059           7.44               12.16            112,487             12.33
$13.38 to $19.25.........       215,444           7.18               16.10            110,379             15.77
$19.44 to $21.88.........       206,190           7.50               21.14            108,848             20.91
$21.94 to $29.25.........       200,191           9.00               28.54              7,890             24.60
$29.44 to $33.75.........       153,831           8.69               30.19             36,378             30.09
$34.34 to $51.58.........       258,848           8.97               35.45             34,148             37.44
                              ---------           ----               -----            -------             -----
$ 8.00 to $51.58.........     1,421,911           7.83               22.06            580,478             16.08
                              =========           ====               =====            =======             =====

(12) EMPLOYEE STOCK PURCHASE PLAN

     Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan which allows employees to purchase shares of common stock through payroll deductions, up to 10% of eligible compensation. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. A total of 500,000 shares are available for purchase under the plan. The Company has elected to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", as amended by FASB Interpretation No. 44, in accounting for its stock-based plans. Accordingly, the Company will not recognize compensation expense for employee stock purchases. The Company issued approximately 43,000 and 82,000 shares of common stock in January 2002 for fiscal 2001 and in January 2001 for fiscal 2000 with respect to the plan, at a per share price, representing 85% of the fair market value as described above, of $24.65 and $9.93, respectively.

(13) SHAREHOLDERS' EQUITY

     On January 3, 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. As of December 31, 2001, the Company had repurchased 25,100 shares.

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

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

(14) SEGMENT REPORTING

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: software and training.

     The software segment produces learning information system software primarily for the K-12 school market in the United States, Canada, the United Kingdom and Australia. The software assists educators in assessing and monitoring student development by increasing the quantity, quality and timeliness of student performance data in the areas of reading, math and writing. The software segment also includes training and knowledge management enterprise software, which is currently sold primarily to corporate customers and electronic assessment products and services sold to educational publishers. Revenue from the software segment includes product revenue principally from the sale of software, product revenue from scanners sold with math software and sold separately, and service revenue from the sale of software support agreements.

     The training segment provides professional development training seminars and district-wide school improvement programs including training, consulting and educator resource materials. The training programs instruct educators on how to accelerate learning in the classroom through use of the information that the Company's learning information systems provide. Revenue from the training segment includes service revenue from a variety of seminars presented in hotels and schools across the country, and from the annual National School Renaissance Conference, and product revenue from the sale of training materials.

     The accounting policies of the reportable segments are the same as those described in Note 4 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating income before nonrecurring items. Intersegment sales and transfers and revenue derived outside of the United States are not significant.

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

     Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                                SOFTWARE    TRAINING     TOTAL
                                                                --------    --------     -----
                                                                         (IN THOUSANDS)
2001
  Revenues..................................................    $114,472    $17,882     $132,354
  Operating income (loss)...................................      46,108       (400)      45,708
  Total assets..............................................     148,763     11,198      159,961
  Capital expenditures......................................       1,490        962        2,452
  Depreciation and amortization.............................       4,776        960        5,736
2000
  Revenues..................................................    $ 91,319    $15,672     $106,991
  Operating income (loss)...................................      34,616       (467)      34,149
  Total assets..............................................     106,575     11,646      118,221
  Capital expenditures......................................       2,909        811        3,720
  Depreciation and amortization.............................       3,882        887        4,769
1999
  Revenues..................................................    $ 72,169    $11,419     $ 83,588
  Operating income (loss)(1)................................      29,966     (1,864)      28,102
  Total assets..............................................      75,665     12,754       88,419
  Capital expenditures......................................       5,528      1,739        7,267
  Depreciation and amortization.............................       2,548        697        3,245

-------------------------
(1) Operating income Total differs from Operating income in the Consolidated Statements of Income due to $1,080,000 purchased research and development expense in 1999 not included above.

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

                  RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

(15) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth unaudited consolidated income statement data for each quarter of the Company's last two fiscal years. The unaudited quarterly financial information has been prepared on the same basis as the annual information presented in the consolidated financial statements and, in management's opinion, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information provided. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                  QUARTER ENDED
                                                                  -------------
                                               MARCH 31    JUNE 30    SEPTEMBER 30     DECEMBER 31
                                               --------    -------    ------------     -----------
                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2001:
  Net sales................................    $30,181     $32,666       $36,551         $32,956
  Gross profit.............................     23,210      26,973        29,885          27,493
  Operating income.........................      7,412      11,338        14,837          12,121
  Income tax provision.....................      3,234       4,810         6,118           5,064
  Net income...............................      5,167       7,683         9,731           8,088
  Basic and diluted earnings per share.....       0.15        0.22          0.28            0.23
  Common stock price per share:
     High..................................     37.188      53.410        52.000          39.940
     Low...................................     26.063      27.625        28.650          24.570
2000:
  Net sales................................    $24,070     $26,422       $29,057         $27,442
  Gross profit.............................     18,504      21,374        23,277          21,915
  Operating income.........................      5,868       8,377        10,821           9,083
  Income tax provision.....................      2,591       3,623         4,492           3,894
  Net income...............................      3,998       5,537         7,179           6,219
  Basic and diluted earnings per share.....       0.12        0.16          0.21            0.18
  Common stock price per share:
     High..................................     18.688      16.250        37.375          36.125
     Low...................................     11.688      12.750        15.500          20.313

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers. Reference is made to "Executive Officers of the Registrant" in Part I hereof.

     (b) Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002 under the caption "Proposal One: Election of Directors," which information is incorporated by reference herein.

     (c) Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002 under the captions "Executive Compensation," "Non-Employee Director Compensation," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph," which information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002 under the caption "Security Ownership of Management and Certain Beneficial Owners," which information is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002 under the caption "Certain Relationships," which information is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS.

        Consolidated Financial Statements

        Report of Independent Public Accountants

        Consolidated Balance Sheets as of December 31, 2001 and 2000

        Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

        Notes to Consolidated Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES.

     See the Exhibit Index, which is incorporated by reference herein.

(A)(3) EXHIBITS.

     See (c) below.

(B) REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed for the three months ended December 31, 2001.

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

                                          RENAISSANCE LEARNING, INC.

                                          By:      /s/ MICHAEL H. BAUM
                                            ------------------------------------
                                                      Michael H. Baum
                                                  Chief Executive Officer

                                          Date: March 7, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                          NAME                                           TITLE                 DATE
                          ----                                           -----                 ----
                  /s/ MICHAEL H. BAUM                          Chief Executive Officer
--------------------------------------------------------       and a Director (Principal
                    Michael H. Baum                            Executive Officer)          March 7, 2002

                 /s/ STEVEN A. SCHMIDT                         Secretary, Vice President
--------------------------------------------------------       and Chief Financial
                   Steven A. Schmidt                           Officer (Principal          March 7, 2002
                                                               Financial and Accounting
                                                               Officer)

Directors: Judith A. Paul, Terrance D. Paul, John R. Hickey, Timothy P. Welch, Addison L. Piper, John H.
           Grunewald, Gordon H. Gunnlaugsson and Harold E. Jordan

By:                  /s/ MICHAEL H. BAUM                                                   March 7, 2002
       -----------------------------------------------
                       Michael H. Baum
                      Attorney-In-Fact*

-------------------------
*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     EXHIBIT
-------    -------
 3.1       Amended and Restated Articles of Incorporation of
           Registrant, as amended.(10)
 3.2       Amended and Restated By-laws of Registrant, as amended.(7)
 4.1       Form of Stock Certificate.(2)
10.1       1997 Stock Incentive Plan (as amended and restated).(3)*)
10.2       Accelerated Reader Resale Agreement dated May 1, 1994,
           between Registrant and Perma-Bound, a division of
           Hertzberg-New Method, Inc.(1)
10.3(a)    Credit Agreement dated as of December 31, 1997, by and
           between Norwest Bank Wisconsin, National Association and
           Registrant.(4)
10.3(b)    First Amendment to Credit Agreement dated as of December 31,
           1997, by and between Norwest Bank Wisconsin, National
           Association and Registrant.(7)
10.3(c)    Second Amendment to Credit Agreement dated as of December
           31, 1997, by and between Norwest Bank Wisconsin, National
           Association and Registrant.(7)
10.3(d)    Third Amendment to Credit Agreement dated as of December 31,
           1997, by and between Wells Fargo Bank Wisconsin, National
           Association (formerly known as Norwest Bank Wisconsin,
           National Association) and Registrant.(9)
10.4       Tax Indemnification Agreement between Terrance Paul, Judith
           Paul, Mark J. Bradley, as Trustee of the Terrance and Judith
           Paul Descendants' Trust, and Registrant.(2)
10.5       Tax Indemnification Agreement between Terrance Paul, Judith
           Paul, Mark J. Bradley, as Trustee of the Terrance and Judith
           Paul Descendants' Trust, and the Institute for Academic
           Excellence, Inc.(2)
10.6       Amended and Restated Employee Stock Purchase Plan.(9)*)
10.7       Office Lease dated as of December 17, 1998 by and between
           Athena Holdings LLC and Institute for Academic Excellence,
           Inc.(5)
10.8       Real Estate Mortgage dated December 17, 1998 between Athena
           Holdings LLC and Registrant.(5)
10.9       Expense Allocation Agreement dated October 19, 1999 between
           Registrant, Judith A. Paul and Terrance D. Paul.(6)
10.10      Letter Agreement between Registrant and John R. Hickey dated
           March 12, 2001.(10)*)
21.1       Subsidiaries of Registrant.
23.1       Consent of Arthur Andersen LLP.
24.1       Directors' Powers of Attorney.
99.1       Schedule II -- Valuation and Qualifying Accounts.

-------------------------
 (1) Incorporated by reference to Registrant's Registration Statement on Form S-1 (Registration No. 333-22519).

 (2) Incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 0-22187).

 (3) Incorporated by reference to Registrant's Form S-8 filed on October 28, 1997 (Registration No. 333-38867).

 (4) Incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1997 (SEC File No. 0-22187).

 (5) Incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1998 (SEC File No. 0-22187).

 (6) Incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 0-22187).

 (7) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 0-22187).

 (8) [Reserved].

 (9) Incorporated by reference to Registrant's form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-22187).

(10) Incorporated by reference to Registrant's Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 0-22187).

   * Management contracts or compensatory plans or arrangements.