Form 10-Q
period 2002-03-31
RENAISSANCE LEARNING INC
filed 2002-05-13
CIK 1030484

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.


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

                                Yes [ X ] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       OUTSTANDING AT
                 CLASS                                 APRIL 30, 2002
                 -----                                 --------------
     Common Stock, $0.01 par value                       34,676,633

                           RENAISSANCE LEARNING, INC.

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


PART I  - FINANCIAL INFORMATION
                                                                         Page
                                                                        Number
ITEM 1.   FINANCIAL STATEMENTS

         Consolidated Balance Sheets at March 31, 2002 (unaudited)
                  and December 31, 2001....................................1

         Consolidated Statements of Income for the Three Months
                  Ended March 31, 2002 and 2001 (unaudited)................2

         Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2002 and 2001 (unaudited)................3

         Notes to Unaudited Consolidated Financial Statements..............4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..............................6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK......................................................8


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................9






















                                    - Index -

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           RENAISSANCE LEARNING, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           MARCH 31,               DECEMBER 31,
                                                             2002                   2001
                                                         ------------            ------------
                                                         (UNAUDITED)              (AUDITED)
                                                                   (In thousands)
                   ASSETS
Current assets:
  Cash and cash equivalents                                  $ 31,226              $ 35,904
  Investment securities                                        50,370                49,288
  Accounts receivable, less allowance of
    $1,461 in 2002 and $1,709 in 2001                          15,769                12,397
  Inventories                                                   1,547                 1,648
  Prepaid expenses                                                939                 1,063
  Deferred tax asset                                            3,581                 3,606
  Other current assets                                          1,691                 1,312
                                                             --------              --------
Total current assets                                          105,123               105,218
  Investment securities                                        36,843                24,364
  Property, plant and equipment, net                           22,553                23,007
  Deferred tax asset                                            2,312                 2,238
  Goodwill                                                      2,313                 2,313
  Other intangibles, net                                        1,277                 1,412
  Capitalized software, net                                       444                   506
  Other non-current assets                                        650                   903
                                                             --------              --------
Total assets                                                 $171,515              $159,961
                                                             ========              ========


           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $  3,422              $  2,769
  Deferred revenue                                              6,526                 7,184
  Payroll and employee benefits                                 3,608                 3,845
  Income taxes payable                                          6,488                 4,196
  Other current liabilities                                     4,582                 4,143
                                                             --------              --------
Total current liabilities                                      24,626                22,137
  Deferred revenue                                                982                 1,097
                                                             --------              --------
Total liabilities                                              25,608                23,234

Minority interest                                                 198                   196

Shareholders' equity                                          145,709               136,531
                                                             --------              --------
Total liabilities and shareholders' equity                   $171,515              $159,961
                                                             ========              ========



See accompanying notes to consolidated financial statements.

                           RENAISSANCE LEARNING, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             FOR THE THREE MONTHS ENDED
                                                     MARCH 31,
                                            2002                   2001
                                            ----                   ----
                                     (In thousands, except per share amounts)
Net sales:
  Products                                $ 28,885              $ 24,362
  Services                                   5,804                 5,819
                                          --------              --------
    Total net sales                         34,689                30,181
                                          --------              --------
Cost of sales:
  Products                                   2,864                 3,297
  Services                                   3,232                 3,674
                                          --------              --------
    Total cost of sales                      6,096                 6,971
                                          --------              --------
    Gross profit                            28,593                23,210
Operating expenses:
  Product development                        4,446                 4,392
  Selling and marketing                      8,491                 7,992
  General and administrative                 3,963                 3,414
                                          --------              --------
    Total operating expenses                16,900                15,798
                                          --------              --------
    Operating income                        11,693                 7,412
Other income (expense):
  Interest income                              862                 1,014
  Other, net                                    96                   (25)
                                          --------              --------
Income before taxes                         12,651                 8,401
Income tax provision                         4,896                 3,234
                                          --------              --------

Net income                                $  7,755              $  5,167
                                          ========              ========

Basic earnings per share                  $   0.22              $   0.15
Diluted earnings per share                    0.22                  0.15


See accompanying notes to consolidated financial statements.

                           RENAISSANCE LEARNING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                     FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    2002                   2001
                                                                    ----                   ----
                                                                           (In thousands)
Reconciliation of net income to net cash provided by operating activities:

  Net income                                                      $  7,755               $  5,167
  Noncash (income) expenses included in net income -
    Depreciation and amortization                                    1,216                  1,422
    Deferred income taxes                                              (49)                   151
  Change in assets and liabilities -
      Accounts receivable                                           (3,372)                  (976)
      Inventories                                                      101                    (84)
      Prepaid expenses                                                 124                   (208)
      Accounts payable and other current liabilities                 3,298                  3,123
      Deferred revenue                                                (773)                  (490)
    Other                                                             (268)                   (98)
                                                                  --------               --------
    Net cash provided by operating activities                        8,032                  8,007
                                                                  ========               ========
Cash flows from investing activities:
  Purchase of property, plant and equipment                           (469)                  (658)
  Purchase of investment securities, net                           (13,561)                  (297)
  Capitalized software development costs                              (104)                  (216)
  Acquisitions                                                        --                     (704)
                                                                  --------               --------
    Net cash used in investing activities                          (14,134)                (1,875)
                                                                  ========               ========
Cash flows from financing activities:
  Proceeds from issuance of stock                                    1,066                    815
  Proceeds from exercise of stock options                              358                  1,175
  Purchase of treasury stock                                          --                     --
                                                                  --------               --------
    Net cash provided by financing activities                        1,424                  1,990
                                                                  --------               --------
Net increase (decrease) in cash                                     (4,678)                 8,122
Cash and cash equivalents, beginning of period                      35,904                 24,655
                                                                  --------               --------
Cash and cash equivalents, end of period                          $ 31,226               $ 32,777
                                                                  ========               ========


See accompanying notes to consolidated financial statements.

                           RENAISSANCE LEARNING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. CONSOLIDATION
        The consolidated financial statements include the financial results of Renaissance Learning, Inc. ("Renaissance Learning") and our subsidiaries. Our significant subsidiaries include Renaissance Corporate Services, Inc. and Generation21 Learning Systems, LLC ("Generation21"). School Renaissance Institute, Inc., formerly a wholly-owned subsidiary of Renaissance Learning, was merged into Renaissance Learning on December 31, 2001, and is currently doing business under the name Renaissance Learning Madison. All significant intercompany transactions have been eliminated in the consolidated financial statements.


2. BASIS OF PRESENTATION
         The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K, which is on file with the U.S. Securities and Exchange Commission.

         The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


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

         On January 3, 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. As of March 31, 2002, we had repurchased 25,100 shares under this repurchase program.

         On April 17, 2002, our Board of Directors authorized a new repurchase program which provides for the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes.

         The weighted average shares outstanding during the three months ended March 31, 2002 and 2001 are as follows:

                                                Three Months Ended                  Three Months Ended
                                                  March 31, 2002                      March 31, 2001
                                              -----------------------               ------------------

Basic weighted average shares                         34,644,242                          34,430,922

Dilutive effect of stock options                         274,205                             333,565

Diluted weighted average shares                       34,918,447                          34,764,487




4.  SEGMENT REPORTING
         Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. We have two reportable segments: software and training.

         The software segment produces learning information system software primarily for the K-12 school market in the United States, Canada, the United Kingdom and Australia. The software assists educators in assessing and monitoring student development by increasing the quantity, quality and timeliness of student performance data in the areas of reading, math and writing. The software segment also includes training and knowledge management enterprise software, which is currently sold primarily to corporate customers and electronic assessment products and services sold to educational publishers. Revenue from the software segment includes product revenue principally from the sale of software, product revenue from scanners sold with software and sold separately, and service revenue from the sale of software support agreements.

         The training segment provides professional development training seminars and district-wide school improvement programs including training, consulting and educator resource materials. The training programs instruct educators on how to accelerate learning in the classroom through use of the information that our learning information systems provide. Revenue from the training segment includes service revenue from a variety of seminars presented in hotels and schools across the country and from the annual National Renaissance Conference, and product revenue from the sale of training materials.

         We evaluate the performance of our operating segments based on operating income before nonrecurring items. Intersegment sales and transfers and revenue derived outside of the United States are not significant. Summarized financial information concerning our reportable segments is shown in the following table:

                                             Three Months Ended
                                                 March 31,
                                        2002                   2001
                                      --------               --------
                                              (In thousands)
Revenues:
Software                              $ 29,707               $ 25,453
Training                                 4,982                  4,728
                                      --------               --------
Total revenues                        $ 34,689               $ 30,181
                                      ========               ========

Operating income (loss):
Software                              $ 12,528               $  8,478
Training                                  (835)                (1,066)
                                      --------               --------
Total operating income                $ 11,693               $  7,412
                                      ========               ========

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

5.  COMPREHENSIVE INCOME
         Total comprehensive income was $7,604,000 and $5,279,000 in the first quarter of 2002 and 2001, respectively. Our comprehensive income includes foreign currency translation adjustments and the remaining unamortized balance of unrealized gains and losses on our held-to-maturity securities that were previously classified as available-for-sale.

6.  NEW ACCOUNTING PRONOUNCEMENT
         On June 30, 2001, the FASB issued SFAS No. 142 " Goodwill and Other Intangible Assets". Under this new standard, goodwill acquired after June 30, 2001 is not amortized over its useful life and starting January 1, 2002, amortization expense is no longer recorded for goodwill acquired on or before June 30, 2001. SFAS 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value-based test.

         We adopted the provisions of SFAS No. 142 effective January 1, 2002. Assembled workforce does not meet the criteria of SFAS No. 142 for recognition apart from goodwill, therefore, as of January 1, 2002, we reclassified the $441,000 unamortized balance of assembled workforce to goodwill. SFAS 142 requires that a new fair-market-value test be applied to determine if goodwill and other intangible assets with indefinite lives are impaired based on their values as of January 1, 2002. We completed this testing in the first quarter of 2002 and found no instances of impairment of our recorded goodwill. All of our goodwill and other intangible assets are assigned to our software segment.

         In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the first quarter of 2001 is as follows:

                                                    Three Months Ended
                                                        March 31,
                                                 2002                2001
                                                ------              ------
                                                     (In thousands)
Net income:
  Reported net income                          $7,755              $5,167
  Goodwill amortization, net of tax              --                    86
                                               ------              ------
Adjusted net income                            $7,755              $5,253
                                               ======              ======


         The adoption of SFAS 142 in fiscal 2001 would not have resulted in a change to previously reported basic or diluted earnings per share for the first quarter of 2001.

         For the three months ended March 31, 2002, we recognized amortization expense of $135,000 on other intangibles. No goodwill or other intangibles were acquired or impaired during the first quarter of 2002. We retired a $210,000 trade name intangible which was fully amortized. Other intangibles consisted of the following (in thousands):

                                                      March 31, 2002                           December 31, 2001
                                         ----------------------------------------   ---------------------------------------
                                           Gross                          Other       Gross                        Other
                                         Carrying     Accumulated      Intangibles  Carrying   Accumulated      Intangibles
                                          Amount      Amortization         Net       Amount    Amortization         Net
                                          ------      ------------         ---       ------    ------------         ---
Algorithms and software code              $2,124         $1,644         $  480      $2,124        $1,565          $  559
Trade name                                  --              --             --          210           210             --
Non-compete agreement                      1,100            303            797       1,100           247             853
                                          ------         ------         ------      ------        ------          ------
Other intangibles                         $3,224         $1,947         $1,277      $3,434        $2,022          $1,412
                                          ======         ======         ======      ======        ======          ======

        Other intangibles are scheduled to be fully amortized by 2006 with corresponding amortization estimated to be $402,000, $396,000, $286,000, and $193,000, for the remainder of 2002 and the years ended 2003, 2004, and 2005, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         The following table sets forth certain consolidated income statement data in dollars and as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

                                          Three Months Ended March 31,
                                          2002                     2001                   Change
                                 --------------------    ----------------------   -----------------------
                                                          (Dollars in thousands)

Net Sales:
  Products                       $ 28,885        83.3%   $ 24,362         80.7%   $  4,523        18.6%
  Services                          5,804        16.7%      5,819         19.3%        (15)       -0.3%
                                 --------    --------    --------     --------    --------
    Total net sales                34,689       100.0%     30,181        100.0%      4,508        14.9%
                                 --------    ========    --------     ========    --------

Cost of sales:
  Products                          2,864         9.9%      3,297         13.5%       (433)      -13.1%
  Services                          3,232        55.7%      3,674         63.1%       (442)      -12.0%
                                 --------                --------                 --------
    Total cost of sales             6,096        17.6%      6,971         23.1%       (875)      -12.6%
                                 ========                ========                 ========


Gross profit:
  Products                         26,021        90.1%     21,065         86.5%      4,956        23.5%
  Services                          2,572        44.3%      2,145         36.9%        427        19.9%
                                 --------                --------                 --------
    Total gross profit             28,593        82.4%     23,210         76.9%      5,383        23.2%
                                 ========                ========                 ========

Operating expenses:
  Product development               4,446        12.8%      4,392         14.6%         54         1.2%
  Selling and marketing             8,491        24.5%      7,992         26.5%        499         6.2%
  General and administrative        3,963        11.4%      3,414         11.3%        549        16.1%
                                 --------                --------                 --------
    Total operating expenses       16,900        48.7%     15,798         52.3%      1,102         7.0%
                                 --------                --------                 --------

    Operating income               11,693        33.7%      7,412         24.6%      4,281        57.8%

Other income (expense):
  Interest income                     862         2.5%      1,014          3.4%      (152)       -15.0%
  Other, net                           96         0.3%        (25)        -0.1%       121       -484.0%
                                 --------                --------                --------
    Total other income                958         2.8%        989          3.3%       (31)        -3.1%
                                 --------                --------                --------

Income before taxes                12,651        36.5%      8,401         27.8%     4,250         50.6%

Income tax provision                4,896        14.1%      3,234         10.7%     1,662         51.4%
                                 --------                --------                --------

Net income                       $  7,755        22.4%   $  5,167         17.1%  $  2,588         50.1%
                                 ========                ========                ========




         Net Sales. Our net sales increased by $4.5 million, or 14.9%, to $34.7 million in the first quarter of 2002 from $30.2 million in the first quarter of 2001. Product sales increased by $4.5 million, or 18.6%, to $28.9 million in the first quarter of 2002 from $24.4 million in the first quarter of 2001. The increase in product sales is primarily attributable to (i) sales of STAR Early Literacy, which was released late in the second quarter of 2001, (ii) increased sales of Accelerated Reader quizzes, with over 54,000 available book titles, to a larger base of Accelerated Reader schools (iii) increased sales of math products, including follow-on sales of Accelerated Math libraries and optical-mark card scanners.

         Service revenue, which consists of revenue from sales of training sessions and software support agreements, for the first quarter of 2002 was $5.8 million, the same as in the first quarter of 2001. Relatively flat revenues from our annual National Renaissance Conference are included in both first quarter 2002 and 2001 service revenues. Excluding the National Renaissance Conference, training service revenues declined by about 13% in first quarter 2002 compared to first quarter 2001 mainly due to the effects of state budgetary constraints and restrictions on teacher travel. Software support agreement revenues increased by 16% over the first quarter 2001.

         We expect continued revenue growth in the second quarter, as schools enter the prime period of their annual purchasing cycle. Six new products are expected to be ready for shipment in the second and third quarters:
StandardsMaster instant assessment and Web-based reporting software; Accelerated Writer writing improvement system; Accelerated Vocabulary vocabulary development software; AccelTest test creation, scoring, and gradebook software; Fluent Reader repeated reading software for improving reading fluency, and MathFacts in a Flash software to help educators improve students' computation fluency. We believe continued strong sales of reading and math software will contribute to growth in the second quarter. We are expecting a year-over-year decline in training revenues in the second quarter due to the pressures on school funding.

         Cost of Sales. The cost of sales of products decreased by $433,000, or 13.1%, to $2.9 million in the first quarter of 2002 from $3.3 million in the first quarter of 2001. As a percentage of product sales, the cost of sales of products decreased to 9.9% in the first quarter of 2002 from 13.5% in the first quarter of 2001. This decrease is primarily the result of the improved margin on our AccelScan optical-mark card scanner and a sales mix weighted more heavily to higher margin products. The cost of sales of services decreased by $442,000, or 12.0%, to $3.2 million in the first quarter of 2002 from $3.7 million in the first quarter of 2001. As a percentage of sales of services, the cost of sales of services decreased to 55.7% in the first quarter of 2002 from 63.1% in the first quarter of 2001. This decrease is attributable to (i) increased software support agreement revenues while service costs remained relatively constant and
(ii) lower costs at our annual National Renaissance Conference than the prior year. Our overall gross profit margin improved to 82.4% in the first quarter of 2002, from 76.9% in the first quarter of 2001.

         Product Development. Product development expenses were $4.4 million in the first quarter of 2002, which was up 1.2% from the first quarter of 2001. We continue to invest in product development related to (i) six new products expected to be ready for shipment in the second and third quarters of 2002, (ii) the development of additional Accelerated Math libraries and Accelerated Reader quizzes, (iii) enhanced versions of our existing products, and (iv) other new products at various stages of development which we expect to announce in the future. As a percentage of net sales, product development costs decreased to 12.8% in the first quarter of 2002 from 14.6% in the first quarter of 2001. We anticipate that product development costs will continue to moderate as a percentage of sales in 2002 compared to the same periods in 2001.

         Selling and Marketing. Selling and marketing expenses increased by $499,000, or 6.2%, to $8.5 million in the first quarter of 2002 from $8.0 million in the first quarter of 2001. These expenses increased mainly due to (i) costs of marketing our expanded product line, (ii) costs of promoting the district-wide school improvement process, (iii) increased professional fees, and
(iv) increased wages and related benefit costs associated with additional personnel. As a percentage of net sales, selling and marketing expenses decreased to 24.5% in the first quarter of 2002 from 26.5% in the first quarter of 2001. We expect the high levels of sales and marketing effort to continue into the second quarter to support our new products and our expanded product line.

         General and Administrative. General and administrative expenses increased by $549,000, or 16.1%, to $4.0 million in the first quarter of 2002 from $3.4 million in the first quarter of 2001. The higher expenses for the first quarter of 2002 are primarily due to increased wages and related benefit costs and increased professional fees. As a percentage of net sales, general and administrative costs increased slightly to 11.4% in the first quarter of 2002 compared to 11.3% in the first quarter of 2001. For the full year 2002, we expect to be able to leverage our administrative infrastructure and reduce general and administrative costs as a percentage of sales compared to 2001 levels.

         Operating Income. Operating income increased by $4.3 million, or 57.8%, to $11.7 million in the first quarter of 2002 from $7.4 million in the first quarter of 2001. As a percentage of net sales, operating income increased to 33.7% in the first quarter of 2002 compared to 24.6% in the first quarter of 2001.

         Income Tax Expense. Income tax expense of $4.9 million was recorded in the first quarter of 2002 at an effective income tax rate of 38.7% of pre-tax income, compared to $3.2 million, or 38.5% of pre-tax income in the first quarter of 2001. We expect to maintain our effective tax rate at or below 39% for 2002.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, our cash, cash equivalents and investment securities increased to $118.4 million from the December 31, 2001 total of $109.6 million. The increase of $8.8 million in the first quarter of 2002 is primarily due to $8.0 million in net cash provided by operating activities. We believe our strong cash position coupled with cash flow from operations will be sufficient to meet both our short-term and long-term working capital requirements.

         At March 31, 2002, we had a $15.0 million unsecured revolving line of credit with a bank that is available until March 31, 2004. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank, which is available until January 31, 2003. The line of credit bears interest based on the prime rate less 1.0%. As of March 31, 2002, the lines of credit had not been used.


FORWARD-LOOKING STATEMENTS

         In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a "safe-harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements relating to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include (i) a delay or reduction in school purchases of our products due to state budgetary constraints resulting in a reduction in the funds available to schools and (ii) those factors identified in
Item 1, Business, Forward-Looking Statements, contained in our Form 10-K for the year ended December 31, 2001, which factors are incorporated herein by reference to such Form 10-K.

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

         Foreign Currency Exchange Rate Risk. The financial position and results of operations of our foreign subsidiaries are measured using local currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains or losses are deferred as a separate component of shareholders' equity. Aggregate foreign currency transaction gains and losses are included in determining net earnings. As such, our operating results are affected by fluctuations in the value of the U.S. dollar compared to the Australian dollar, British pound, Canadian dollar, and Indian Rupee. At this time, foreign operations are not significant.

Part  II - OTHER INFORMATION


Item   6.   Exhibits and Reports on Form 8-K

(a) Exhibits.

         Exhibit No.                Description

          3.1 Fourth Amendment to Credit Agreement dated as of December 31, 1997, by and between Wells Fargo Bank, National Association (as successor in interest to Wells Fargo Bank Wisconsin, National Association) and Registrant.


(b) Forms 8-K. We filed no reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           RENAISSANCE LEARNING, INC.
                           (Registrant)



     May 13, 2002         /s/ Michael H. Baum
   --------------         ------------------------------
        Date                      Michael H. Baum
                          Chief Executive Officer
                          (Principal Executive Officer)


     May 13, 2002         /s/ Steven A. Schmidt
   --------------         --------------------------------
        Date                        Steven A. Schmidt
                          Secretary, Vice President, and Chief Financial Officer
                            (Principal Financial and Accounting Officer)

                                Index to Exhibits


         Exhibit No.    Description

            3.1 Fourth Amendment to Credit Agreement dated as of December 31, 1997, by and between Wells Fargo Bank, National Association (as successor in interest to Wells Fargo Bank Wisconsin, National Association) and Registrant.