Form 10-Q
period 2002-06-30
RENAISSANCE LEARNING INC
filed 2002-08-13
CIK 1030484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
         PERIOD FROM ___________________ TO ____________________


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

                                Yes [ X ] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
                 CLASS                               JULY 31, 2002
                 -----                               -------------
     Common Stock, $0.01 par value                    34,140,486

                           RENAISSANCE LEARNING, INC.

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


PART I - FINANCIAL INFORMATION
                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets at June 30, 2002
                  and December 31, 2001..........................................................        1

          Consolidated Statements of Income for the
                  Three Months and Six Months Ended
                  June 30, 2002 and 2001.........................................................        2

          Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2002 and 2001............................................        3

          Notes to Unaudited Consolidated Financial Statements...................................        4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................................................        8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK............................................................................       13


PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................       14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................................................       14








                                    - Index -

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
                   RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   JUNE 30,   DECEMBER 31,
                                                                     2002        2001
                                                                  ----------   ---------
                                  ASSETS
                                  ------
Current assets:
    Cash and cash equivalents                                     $  38,152    $  35,904
    Investment securities                                            49,628       49,288
    Accounts receivable, less allowance of
        $1,499 in 2002 and $1,723 in 2001                            14,060       12,397
    Inventories                                                       1,450        1,648
    Prepaid expenses                                                    699        1,063
    Deferred tax asset                                                3,666        3,606
    Other current assets                                              1,484        1,312
                                                                  ---------    ---------
Total current assets                                                109,139      105,218
    Investment securities                                            39,992       24,364
    Property, plant and equipment, net                               22,231       23,007
    Deferred tax asset                                                2,212        2,238
    Goodwill                                                          2,313        2,313
    Other intangibles, net                                            1,143        1,412
    Capitalized software, net                                           594          506
    Other non-current assets                                            475          903
                                                                  ---------    ---------
Total assets                                                      $ 178,099    $ 159,961
                                                                  =========    =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------
Current liabilities:
    Accounts payable                                              $   3,349    $   2,769
    Deferred revenue                                                  7,699        7,184
    Payroll and employee benefits                                     3,296        3,845
    Income taxes payable                                              2,640        4,196
    Other current liabilities                                         4,707        4,143
                                                                  ---------    ---------
Total current liabilities                                            21,691       22,137
    Deferred revenue                                                    941        1,097
                                                                  ---------    ---------
Total liabilities                                                    22,632       23,234

Minority interest                                                       197          196

Shareholders' equity
    Common stock, $.01 par; shares authorized: 150,000,000;
    issued: 34,717,965 -June 30, 2002 34,617,861 -June 30, 2001         347          346
    Additional paid-in capital                                       54,134       51,702
    Retained earnings                                               101,176       84,618
    Accumulated other comprehensive income (loss)                       (62)         190
    Treasury stock, at cost (25,100 shares)                            (325)        (325)
                                                                  ---------    ---------
Total shareholders' equity                                          155,270      136,531
                                                                  ---------    ---------
Total liabilities and shareholders' equity                        $ 178,099    $ 159,961
                                                                  =========    =========

See accompanying notes to consolidated financial statements.

                   RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               THREE MONTHS             SIX MONTHS
                                              ENDED JUNE 30,           ENDED JUNE 30,
                                            2002         2001        2002         2001
                                         ---------    ---------    ---------    ---------
                                             (In thousands, except per share amounts)
Net sales:
    Products                              $29,045      $28,522      $57,931      $52,884
    Services                                4,175        4,144        9,979        9,963
                                          -------      -------      -------      -------
        Total net sales                    33,220       32,666       67,910       62,847
                                          -------      -------      -------      -------
Cost of sales:
    Products                                2,964        4,013        5,827        7,309
    Services                                1,803        1,680        5,036        5,355
                                          -------      -------      -------      -------
        Total cost of sales                 4,767        5,693       10,863       12,664
                                          -------      -------      -------      -------
        Gross profit                       28,453       26,973       57,047       50,183
Operating expenses:
    Product development                     4,181        4,497        8,626        8,889
    Selling and marketing                   7,481        7,435       15,973       15,426
    General and administrative              3,472        3,703        7,435        7,118
                                          -------      -------      -------      -------
        Total operating expenses           15,134       15,635       32,034       31,433
                                          -------      -------      -------      -------
        Operating income                   13,319       11,338       25,013       18,750
Other income:
    Interest income                           880          960        1,742        1,974
    Other, net                                209          195          304          170
                                          -------      -------      -------      -------
Income before taxes                        14,408       12,493       27,059       20,894
Income tax provision                        5,605        4,810       10,501        8,044
                                          -------      -------      -------      -------

Net income                                $ 8,803      $ 7,683      $16,558      $12,850
                                          =======      =======      =======      =======


Basic earnings per common share           $  0.25      $  0.22      $  0.48      $  0.37
Diluted earnings per common share         $  0.25      $  0.22      $  0.47      $  0.37

See accompanying notes to consolidated financial statements.

                   RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                      2002              2001
                                                                                ----------------   -----------------
                                                                                            (In thousands)
Reconciliation of net income to net cash provided by operating activities:

  Net income                                                                        $ 16,558           $ 12,850
  Noncash (income) expenses included in net income -
      Depreciation and amortization                                                    2,384              2,898
      Deferred income taxes                                                              (34)               (16)
  Change in assets and liabilities -
      Accounts receivable                                                             (1,663)            (3,105)
      Inventories                                                                        198                  3
      Prepaid expenses                                                                   364                361
      Accounts payable and other current liabilities                                    (584)             3,209
      Deferred revenue                                                                   360                 67
      Other current assets                                                              (172)              (102)
  Other                                                                                  201               (110)
                                                                                    --------           --------
  Net cash provided by operating activities                                           17,612             16,055
                                                                                    --------           --------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                         (1,089)            (1,233)
    Purchase of investment securities, net                                           (15,968)            (7,017)
    Capitalized software development costs                                              (363)              (474)
    Acquisitions                                                                        --                 (704)
                                                                                    --------           --------
      Net cash used in investing activities                                          (17,420)            (9,428)
                                                                                    --------           --------

Cash flows provided by financing activities:
    Proceeds from issuance of stock                                                    1,066                814
    Proceeds from exercise of stock options                                              990              1,821
                                                                                    --------           --------
      Net cash provided by financing activities                                        2,056              2,635
                                                                                    --------           --------
Net increase in cash                                                                   2,248              9,262
Cash and cash equivalents, beginning of period                                        35,904             24,655
                                                                                    --------           --------
Cash and cash equivalents, end of period                                            $ 38,152           $ 33,917
                                                                                    ========           ========

See accompanying notes to consolidated financial statements.

                   RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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


2. BASIS OF PRESENTATION
         In the opinion of management of Renaissance Learning, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2001, which is on file with the U.S. Securities and Exchange Commission.

         The results of operations for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


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

         As of June 30, 2002, we had repurchased 25,100 shares under a previous repurchase program. During the period of July 1, 2002 through July 31, 2002, we repurchased 570,191 shares at a cost of $11,327,000 under the current repurchase program.

         The weighted average shares outstanding during the three months and six months ended June 30, 2002 and 2001 are as follows:

                                             Three Months Ended June 30,                   Six Months Ended June 30,
                                              2002                 2001                    2002                 2001
                                         ----------------     ----------------        ---------------     -----------------

Basic Weighted Average Shares              34,680,079           34,490,014              34,662,259           34,460,632

Impact of Stock Options                       272,022              406,948                 273,120              361,651

Diluted Weighted Average Shares            34,952,101           34,896,962              34,935,379           34,822,283

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

         We evaluate the performance of our operating segments based on operating income. Intersegment sales and transfers and revenue derived outside of the United States are not significant. Summarized financial information concerning our reportable segments is shown in the following table:

                                      Three Months Ended                 Six Months Ended
                                            June 30,                         June 30,
                                     2002             2001             2002             2001
                                 -------------    ------------    -------------    -------------
                                                         (In thousands)
Revenues:
Software                           $ 29,851         $ 29,372         $ 59,559         $ 54,825
Training                              3,369            3,294            8,351            8,022
                                   --------         --------         --------         --------
Total revenues                     $ 33,220         $ 32,666         $ 67,910         $ 62,847
                                   ========         ========         ========         ========

Operating income:
Software                           $ 14,125         $ 12,309         $ 26,654         $ 20,787
Training                               (806)            (971)          (1,641)          (2,037)
                                   --------         --------         --------         --------
Total operating income             $ 13,319         $ 11,338         $ 25,013         $ 18,750
                                   ========         ========         ========         ========


         The reported measures are consistent with those used in measuring amounts in the consolidated financial statements. It is our opinion, however, that because many synergistic benefits between the segments cannot be precisely quantified, this information provides an incomplete measure of the training segment profit or loss, and should not be viewed in isolation. We evaluate the performance of the training segment based on many factors not captured by the financial accounting system and often evaluate our financial performance on a total entity basis.


5. COMPREHENSIVE INCOME
         Total comprehensive income was $16,306,000 and $13,093,000 in the first six months of 2002 and 2001, respectively. For the quarters ended June 30, 2002 and 2001, comprehensive income was $8,703,000 and $7,844,000 respectively. Our comprehensive income includes foreign currency translation adjustments and the remaining balance of unrealized gains and losses on our held-to-maturity securities that were previously classified as available-for-sale securities.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
         On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 " Goodwill and Other Intangible Assets". Under this new standard, goodwill acquired after June 30, 2001 is not amortized over its useful life and starting January 1, 2002, amortization expense is no longer recorded for goodwill acquired on or before June 30, 2001. SFAS 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value-based test.

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

         In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the three months and the six months ended June 30, 2001 is as follows:

                                         Three Months Ended     Six Months Ended
                                              June 30,               June 30,
                                           2002      2001        2002       2001
                                        ---------   -------   ----------   -------
                                           (In thousands)         (In thousands)
Net income:
    Reported net income                 $   8,803   $ 7,683   $   16,558   $12,850
    Goodwill amortization, net of tax        --          86         --         173
                                        ---------   -------   ----------   -------
Adjusted net income                     $   8,803   $ 7,769   $   16,558   $13,023
                                        =========   =======   ==========   =======

Adjusted Earnings per share:
    Basic                                    0.25      0.23         0.48      0.38
    Diluted                                  0.25      0.22         0.47      0.37


         For the three months ended June 30, 2002, we recognized amortization expense of $134,000 on other intangibles. No goodwill or other intangibles were acquired or impaired during the second quarter of 2002. During the first quarter of 2002, we retired a $210,000 trade name intangible which was fully amortized. Other intangibles are scheduled to be fully amortized by 2006 with corresponding amortization estimated to be $268,000, $396,000, $286,000, and $193,000, for the
remainder of 2002 and the years ended 2003, 2004, and 2005, respectively. Other intangibles consisted of the following (in thousands):

                                                 June 30, 2002                      December 31, 2001
                                     ------------------------------------  -------------------------------------
                                       Gross                     Other       Gross                      Other
                                     Carrying   Accumulated   Intangibles   Carrying   Accumulated   Intangibles
                                      Amount    Amortization      Net        Amount    Amortization      Net
                                     ---------  ------------   ----------  ----------  ------------  -----------

Algorithms and software code          $2,124       $1,724       $  400       $2,124       $1,565       $  559
Trade name                              --           --           --            210          210         --
Non-compete agreement                  1,100          357          743        1,100          247          853

                                      ------       ------       ------       ------       ------       ------
Other intangibles                     $3,224       $2,081       $1,143       $3,434       $2,022       $1,412
                                      ======       ======       ======       ======       ======       ======

7.    RECENT ACCOUNTING PRONOUNCEMENTS
         In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which requires entities to recognize the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period incurred, if a reasonable estimate of the fair value can be made.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. Under SFAS No. 144, the presentation of discontinued operations is broadened to include a component of an entity rather than being limited to a segment of a business. Also, accrual of future operating losses of discontinued businesses will no longer be permitted.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan.

         We are required to adopt SFAS No. 143 and SFAS No. 144 on January 1, 2003 and SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002. We are currently evaluating the provisions of these recent pronouncements, but we believe there will be no material effect on our financial position, results of operations or shareholders' equity resulting from their adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

                                               THREE MONTHS                    SIX MONTHS
                                              ENDED JUNE 30,                  ENDED JUNE 30,
                                           2002            2001           2002             2001
                                        ----------      -----------     ---------       ----------

Net Sales:
    Products                               87.4%           87.3%           85.3%           84.1%
    Services                               12.6            12.7            14.7            15.9
                                          -----           -----           -----           -----
        Total net sales                   100.0%          100.0%          100.0%          100.0%
                                          =====           =====           =====           =====

Cost of sales:
    Products                               10.2%           14.1%           10.1%           13.8%
    Services                               43.2            40.5            50.5            53.7
        Total cost of sales                14.3            17.4            16.0            20.2

Gross profit:
    Products                               89.8            85.9            89.9            86.2
    Services                               56.8            59.5            49.5            46.3
        Total gross profit                 85.7            82.6            84.0            79.8

Operating expenses:
    Product development                    12.6            13.8            12.7            14.1
    Selling and marketing                  22.5            22.8            23.5            24.6
    General and administrative             10.5            11.3            10.9            11.3
                                          -----           -----           -----           -----
        Total operating expenses           45.6            47.9            47.1            50.0
                                          -----           -----           -----           -----

        Operating income                   40.1            34.7            36.9            29.8

Other income:
    Interest income                         2.6             2.9             2.6             3.1
    Other, net                              0.7             0.6             0.4             0.3
                                          -----           -----           -----           -----
        Total other income                  3.3             3.5             3.0             3.4
                                          -----           -----           -----           -----

Income before taxes                        43.4            38.2            39.9            33.2

Income tax provision                       16.9            14.7            15.5            12.8

                                          -----           -----           -----           -----
Net income                                 26.5%           23.5%           24.4%           20.4%
                                          =====           =====           =====           =====

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

         Net Sales. Our net sales increased by $555,000, or 1.7%, to $33.2 million in the second quarter of 2002 from $32.7 million in the second quarter of 2001. Product sales increased by $523,000, or 1.8%, to $29.0 million in the second quarter of 2002 from $28.5 million in the second quarter of 2001. The increase in product sales is primarily attributable to (i) sales of STAR Early Literacy* software, which did not begin to ship until late in the second quarter of 2001, (ii) increased sales of Accelerated Reader* quizzes, with over 56,000 available book titles, to a larger base of Accelerated Reader schools, (iii) sales of our new products, Accelerated Writer* and Accelerated Vocabulary* software, released during the quarter, and (iv) increased sales of math products, including follow-on sales of Accelerated Math* libraries, optical-mark card scanners and Accelerated Math learning cards.

         Service revenue, which consists of revenue from sales of training sessions and software support agreements, increased by $31,000, or 0.8%, to $4.2 million in the second quarter of 2002 from $4.1 million in the second quarter of 2001. Software support revenues recognized during the quarter increased 21.7% over the same quarter in 2001, while sales from our training business declined by 14.0%. We expect that training revenues will continue to decline in 2002 versus a year ago, because of pressures on school funding.

         Overall, we expect revenue growth for 2002 to be in the range of 5% to 10%. Current school funding is weak and we do not expect it to improve any time soon. Three new products were released in the second quarter as scheduled:
Accelerated Writer writing improvement system, Accelerated Vocabulary vocabulary development software, and StandardsMaster* instant assessment and Web-based reporting software. Three additional new products are expected to be ready for shipment in the third quarter: Fluent Reader* repeated reading software for improving reading fluency, MathFacts in a Flash* software to help educators improve students' computation fluency, and AccelTest* test creation, scoring, and gradebook software.

         Cost of Sales. The cost of sales of products decreased by $1.0 million, or 26.1%, to $3.0 million in the second quarter of 2002 from $4.0 million in the second quarter of 2001. As a percentage of product sales, the cost of sales of products decreased to 10.2% in the second quarter of 2002 from 14.1% in the second quarter of 2001. The decrease in cost of sales of products is due to the improved margins on scanners, as well as a sales mix of higher margin products. The cost of sales of services increased by $123,000, or 7.3%, to $1.8 million in the second quarter of 2002 from $1.7 million in the second quarter of 2001. As a percentage of sales of services, the cost of sales of services increased to 43.2% in the second quarter of 2002 from 40.5% in the second quarter of 2001 due to lower margins realized on training services. Our overall gross profit margin increased to 85.7% in the second quarter of 2002 from 82.6% in the second quarter of 2001. The increase is primarily due to higher profitability on scanners.

         Product Development. Product development expenses decreased by $316,000, or 7.0%, to $4.2 million in the second quarter of 2002 from $4.5 million in the second quarter of 2001. This decrease is a result of our aggressive investment in product development in 2001. As a percentage of net sales, product development costs decreased to 12.6% in the second quarter of 2002 from 13.8% in the second quarter of 2001. We expect that product development cost growth will moderate in 2002 compared to the previous year and that product development costs will decline as a percentage of sales for 2002 compared to 2001.

         Selling and Marketing. Selling and marketing expenses increased by $46,000, or 0.6%, to $7.5 million in the second quarter of 2002 from $7.4 million in the second quarter of 2001. As a percentage of net sales, selling and marketing expenses declined to 22.5% in the second quarter of 2002 from 22.8% in the second quarter of 2001. We plan to continue to be aggressive with a variety of sales and marketing initiatives in order to stimulate leads and orders for our new products and our expanded product line.


----------------
*Accelerated Reader(R), AccelScan(R), STAR Reading(R), Accelerated Math(R), Generation21(R), STAR Math(R), Reading Renaissance(R), Math Renaissance(R) and School Renaissance(R) are registered trademarks of the company. Perfect Copy(TM), Perfect Copy High School(TM), Surpass(TM), Renaissance(TM), Renaissance Learning(TM), STAR Early Literacy(TM), Fluent Reader(TM), StandardsMaster(TM), Accelerated Writer(TM), Accelerated Vocabulary(TM), AccelTest(TM), eSchoolOffice(TM), Writing Renaissance(TM), Total Knowledge Management(TM), MathFacts in a Flash(TM), and TKM(TM) are common law trademarks of the company.

         General and Administrative. General and administrative expenses decreased by $231,000, or 6.2%, to $3.5 million in the second quarter of 2002 from $3.7 million in the second quarter of 2001. As a percentage of net sales, general and administrative costs decreased to 10.5% in the second quarter of 2002 from 11.3% in the second quarter of 2001. For the full year 2002, we expect to leverage our administrative infrastructure and reduce general and administrative costs as a percentage of sales compared to 2001 levels.

         Operating Income. Operating income increased by $2.0 million, or 17.5%, to $13.3 million in the second quarter of 2002 from $11.3 million in the second quarter of 2001. As a percentage of net sales, operating income increased to 40.1% in the second quarter of 2002 from 34.7% in the second quarter of 2001.

         Income Tax Expense. Income tax expense of $5.6 million was recorded in the second quarter of 2002 at an effective income tax rate of 38.9% of income before taxes compared to $4.8 million, or 38.5% of income before taxes in the second quarter of 2001. We expect to maintain our effective tax rate at or below 39% for 2002.


SIX MONTHS ENDED JUNE 30, 2002 AND 2001

         Net Sales. Our net sales increased by $5.1 million, or 8.1%, to $67.9 million in the six months ended June 30, 2002 from $62.8 million in the first six months of 2001. Product sales increased by $5.0 million, or 9.5%, to $57.9 million in the first six months of 2002 from $52.9 million in the same period in 2001. The increase in product sales is primarily attributable to (i) increased sales of STAR Early Literacy software, which did not begin to ship until late in the second quarter of 2001, (ii) increased sales of Accelerated Reader quizzes, with over 56,000 available book titles, to a larger base of Accelerated Reader schools and (iii) increased sales of Accelerated Math products, including follow-on sales of subject libraries, optical-mark card scanners and Accelerated Math learning cards.

         Service revenue remained constant at $10.0 million in the first six months of 2002 and 2001. Training revenues, including revenues from our National School Renaissance Conference, declined by 8.8% in the first half of 2002, while software support revenues increased by 18.8%. Revenues from our annual National School Renaissance Conference held in the first quarter were relatively unchanged in 2002 compared to 2001.

         Cost of Sales. The cost of sales of products decreased by $1.5 million, or 20.3%, to $5.8 million in the first six months of 2002 from $7.3 million in the first six months of 2001. As a percentage of product sales, the cost of sales of products decreased to 10.1% in the first half of 2002 from 13.8% in the first half of 2001. This decrease is primarily due to the improved margin on our AccelScan optical-mark card scanner and a sales mix weighted more heavily to higher margin products. The cost of sales of services decreased by $319,000, or 6.0%, to $5.0 million in the first six months of 2002 from $5.4 million in the same period in 2001. As a percentage of sales of services, the cost of sales of services decreased to 50.5% in the first six months of 2002 from 53.7% in the first six months of 2001. This decrease is primarily due to increased software support revenues while the related costs remained relatively constant. Our overall gross profit margin increased to 84.0% in the first six months of 2002 from 79.8% in the first six months of 2001.

         Product Development. Product development expenses decreased by $263,000, or 3.0%, to $8.6 million in the six months ended June 30, 2002 as compared to $8.9 million in the corresponding 2001 period. This decrease is a result of our aggressive investment in product development in 2001. As a percentage of net sales, product development costs decreased to 12.7% in the first half of 2002 from 14.1% in the first half of 2001.

         Selling and Marketing. Selling and marketing expenses increased by $547,000, or 3.5%, to $16.0 million in the first half of 2002 from $15.4 million in the first half of 2001. These expenses increased primarily due to (i) costs of selling and marketing our expanded product line, (ii) increased wages and benefit costs, and (iii) increased professional fees. As a percentage of net sales, selling and marketing expenses declined to 23.5% in the first half of 2002 from 24.6% in the first six months of 2001.

         General and Administrative. General and administrative expenses increased by $317,000, or 4.5%, to $7.4 million in the six months ended June 30, 2002 from $7.1 million in the same period in 2001. The higher expenses for 2002 are primarily due to increased wages and related benefit costs and increased professional fees. As a percentage of net sales, general and administrative costs decreased to 10.9% in the first six months of 2002 compared to 11.3% in the same period in 2001.

         Operating Income. Operating income increased by $6.3 million, or 33.4%, to $25.0 million in the first six months of 2002 from $18.7 million in the same period in 2001. As a percentage of net sales, operating income increased to 36.9% in the first half of 2002 from 29.8% in the first half of 2001.

         Income Tax Expense. Income tax expense of $10.5 million was recorded in the first six months of 2002 at an effective income tax rate of 38.8% of income before taxes compared to $8.0 million, or 38.5% of income before taxes, in the first half of 2001. We expect to maintain our effective tax rate at or below 39% for 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, our cash, cash equivalents and investment securities increased to $127.8 million from the December 31, 2001 total of $109.6 million. The increase of $18.2 million in the first half of 2002 is primarily due to $17.6 million in cash provided by operating activities. We believe our strong cash position coupled with cash flow from operations will be sufficient to meet both our short-term and long-term working capital requirements.

         At June 30, 2002, we had a $15.0 million unsecured revolving line of credit with a bank, which is available until March 31, 2004. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank, which is available until January 31, 2003. The line of credit bears interest based on the prime rate less 1.0%. As of June 30, 2002, the lines of credit had not been used.

         On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of July 1, 2002 through July 31, 2002 we repurchased 570,191 shares at a cost of $11,327,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We have not made any changes in estimates or assumptions since December 31, 2001 that had a significant effect on the reported amounts. We believe the following are the critical accounting policies that could have the most significant effect on our reported results and that require the most subjective estimates by management.

         Revenue Recognition. We recognize revenue in accordance with Statement of Position No. 97-2 "Software Revenue Recognition" issued by the Accounting Standards Executive Committee of the AICPA. Under this accounting standard, revenue is recognized when the following have occurred: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred or a service has been rendered, pricing is fixed and determinable, and collectibility is probable. Revenue is recognized as follows: (i) at the time of shipment to customers for off-the-shelf software products and related telephone support with a duration of 12 months or less sold with the product, (ii) on the percentage of completion basis for custom software products, (iii) as seminars are performed for training, (iv) straight-line over the term of the support agreement for separately sold software support agreements, and (v) as the service is performed or on a straight-line basis over the contractual period for consulting services. Accordingly, management is required to make judgements as to whether pricing is fixed and determinable, whether collectibility is reasonably assured and what the percentage of completion is as of the financial reporting date for custom software products.

         Expenses are recognized and matched against revenues for the reporting period presented in the financial statements. We record accruals for sales returns and doubtful accounts at the time of revenue recognition based upon historical experience. Changes in such allowances may be required if future returns or bad debt activity differs from historical experience.

         Impairment of Long-Lived Assets. We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate the recoverability of goodwill and other intangible assets with indefinite useful lives annually or more frequently if events or circumstances indicate that an asset might be impaired. Management uses judgement when applying impairment rules to determine when an impairment test is necessary. Examples of factors which could trigger an impairment review include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant adverse changes in legal factors or the business climate that impact the value of an asset.

         Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. We are required to make estimates of future cash flows related to the asset subject to review. These forecasts require assumptions about demand for our products and services, future market conditions and technological developments. Other assumptions include determining the discount rate and future growth rates. Changes to these assumptions could result in an impairment charge in future periods.

         Software Support Agreements. We record a liability for the estimated cost of software support obligations at the time of sale to customers based upon historical cost experience of providing telephone support. Adjustments to the software support liability may be required if actual costs differ from our estimates.

         Software Development Costs. We capitalize certain software development costs incurred after technological feasibility is achieved. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the products, which is generally estimated to be 24 months. Amortization begins when the products are available for general release to customers. If the actual economic life of our products is shorter than our estimates, it could result in an impairment charge in future periods.

          Taxes. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full fiscal year. The estimated effective income tax rate contemplates the expected jurisdiction where income is earned (e.g., United States compared to non-United States) as well as tax planning strategies. If the actual distribution of taxable income by jurisdiction varies from our expectations or if the results of tax planning strategies are different from our estimates, adjustments to the effective income tax rate may be required in the period such determination is made.

         We record a liability for potential tax assessments based on our estimate of the potential exposure. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates and require tax provision adjustments.

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

         Market Risk. Our exposure to market risk relates to the quality of the holdings in our investment security portfolio. The fair market value of our investments is subject to increases or decreases in value resulting from the performance of the securities issuer and from upgrades or downgrades in the credit worthiness of the securities issuer. We seek to manage our exposure to market risk by investing according to our board-approved investment policy which has the following goals: (i) preservation of capital, (ii) provision of adequate liquidity to meet projected cash requirements, (iii) minimization of risk of principal loss through diversified short and medium term investments, and (iv) maximization of yields in relationship to the guidelines, risk, market conditions and tax considerations.

         Our investment policy specifically defines that our investments (i) have a maximum maturity of 36 months or less, (ii) meet a minimum portfolio liquidity requirement that 10% of the portfolio shall be available on 30 days notice and not more than 30% of the portfolio will have a maturity in excess of 24 months, (iii) meet minimum credit quality requirements specified in the plan based on the type of investment, (iv) meet the concentration limit of not more than 10% in any one issuer other than the US Treasury or its agencies, or money market funds, and (v) meet certain maximum maturity or tender option limits based on it's minimum credit rating.

         Our investment policy parameters preclude investment in equity securities and require that the Board of Directors review the policy annually and on an interim basis as required.

         Foreign Currency Exchange Rate Risk. The financial position and results of operations of our foreign subsidiaries are measured using local currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains or losses are deferred as a separate component of shareholders' equity. Aggregate foreign currency transaction gains and losses are included in determining net income. As such, our operating results are affected by fluctuations in the value of the U.S. dollar compared to the Australian dollar, British pound, Canadian dollar, and Indian Rupee. At this time, foreign operations are not significant.

Part II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

(a)       On April 17, 2002, the Company held its Annual Meeting of
          Shareholders.

(b)       Not applicable.

(c) Set forth below are descriptions of the matters voted upon at the Annual Meeting of Shareholders and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter.

          Nine directors were elected to serve until the 2003 Annual Meeting of Shareholders and until their successors are elected and qualified. The results of this proposal are as follows:

                                                     For              Withheld
                                                     ---              --------

          (1)  Judith A. Paul                       33,262,740         544,307
          (2)  Terrance D. Paul                     33,262,740         544,307
          (3)  Michael H. Baum                      33,262,740         544,307
          (4)  John R. Hickey                       33,262,670         544,377
          (5)  Timothy P. Welch                     33,142,530         664,517
          (6)  John H. Grunewald                    33,663,700         143,347
          (7)  Gordon H. Gunnlaugsson               33,663,700         143,347
          (8)  Harold E. Jordan                     33,663,700         143,347
          (9)  Addison L. Piper                     33,663,700         143,347


(d)      Not applicable.



Item 6.   Exhibits and Reports on Form 8-K


(a) Exhibits.

         Exhibit No.            Description
         -----------            -----------

           99.1                 Section 906 certification by Michael H. Baum

           99.2                 Section 906 certification by Steven A. Schmidt

(b) Forms 8-K. The following Form 8-K filings were made during the three months ended June 30, 2002:

         1.       Form 8-K dated April 17, 2002 (filed on April 19, 2002);

         2.       Form 8-K dated May 22,2002 (filed on May 28, 2002);

         3.       Amend. No. 1 to Form 8-K dated May 22, 2002 (filed on June 19,
                  2002); and

         4.       Form 8-K dated June 27, 2002 (filed on June 28, 2002).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RENAISSANCE LEARNING, INC.
                                    (Registrant)



     August 13, 2002                /s/ Michael H. Baum
     ---------------                ------------------------------
           Date                     Michael H. Baum
                                    Chief Executive Officer
                                    (Principal Executive Officer)


     August 13, 2002                /s/ Steven A. Schmidt
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

   99.1            Section 906 certification by Michael H. Baum

   99.2            Section 906 certification by Steven A. Schmidt