Form 10-Q
period 2002-09-30
RENAISSANCE LEARNING INC
filed 2002-11-06
CIK 1030484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED SEPTEMBER 30, 2002.


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

                                Yes [ X ] No [ ]


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
             CLASS                                  OCTOBER 31, 2002
             -----                                  ----------------
  Common Stock, $0.01 par value                        32,621,966

                           RENAISSANCE LEARNING, INC.

                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002



PART I  - FINANCIAL INFORMATION
                                                                                                       Page
                                                                                                      Number
ITEM 1.   FINANCIAL STATEMENTS                                                                        ------

         Condensed Consolidated Balance Sheets at September 30, 2002
                  and December 31, 2001..........................................................        1

         Condensed Consolidated Statements of Income for the
                  Three Months and Nine Months Ended
                  September 30, 2002 and 2001....................................................        2

         Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 2002 and 2001.......................................        3

         Notes to Unaudited Condensed Consolidated Financial Statements..........................        4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................................................        8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK............................................................................       13

ITEM 4.   CONTROLS AND PROCEDURES ...............................................................       13


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ......................................................       14






                                    - Index -

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                   RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                  2002                    2001
                                                                            ------------------      ------------------
                                  ASSETS
Current assets:
    Cash and cash equivalents                                               $          20,688       $          35,904
    Investment securities                                                              58,852                  49,288
    Accounts receivable, less allowance of
        $1,490 in 2002 and $1,723 in 2001                                              15,080                  12,397
    Inventories                                                                         1,788                   1,648
    Prepaid expenses                                                                      761                   1,063
    Deferred tax asset                                                                  3,702                   3,606
    Other current assets                                                                1,527                   1,312
                                                                            ------------------      ------------------
Total current assets                                                                  102,398                 105,218
    Investment securities                                                              25,629                  24,364
    Property, plant and equipment, net                                                 21,765                  23,007
    Deferred tax asset                                                                  2,131                   2,238
    Goodwill                                                                            2,313                   2,313
    Other intangibles, net                                                              1,009                   1,412
    Capitalized software, net                                                             752                     506
    Other non-current assets                                                              270                     903
                                                                            ------------------      ------------------
Total assets                                                                $         156,267       $         159,961
                                                                            ==================      ==================

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $           4,816       $           2,769
    Deferred revenue                                                                    8,810                   7,184
    Payroll and employee benefits                                                       4,492                   3,845
    Income taxes payable                                                                2,223                   4,196
    Other current liabilities                                                           4,980                   4,143
                                                                            ------------------      ------------------
Total current liabilities                                                              25,321                  22,137
    Deferred revenue                                                                    1,017                   1,097
                                                                            ------------------      ------------------
Total liabilities                                                                      26,338                  23,234

Minority interest                                                                         156                     196

Shareholders' equity
    Common stock, $.01 par; shares authorized:  150,000,000;
    issued:  34,736,200 -Sept. 30, 2002   34,617,861 -Dec. 31, 2001                       347                     346
    Additional paid-in capital                                                         54,416                  51,702
    Retained earnings                                                                 108,890                  84,618
    Accumulated other comprehensive income (loss)                                         (95)                    190
    Treasury stock, at cost (1,892,482 shares - Sept. 30, 2002
    25,100 shares - Dec. 31, 2001)                                                    (33,785)                   (325)
                                                                            ------------------      ------------------
Total shareholders' equity                                                            129,773                 136,531
                                                                            ------------------      ------------------
Total liabilities and shareholders' equity                                  $         156,267       $         159,961
                                                                            ==================      ==================



See accompanying notes to condensed consolidated financial statements.

                   RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                       THREE MONTHS                          NINE MONTHS
                                                    ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                   2002            2001                 2002            2001
                                              ---------------  --------------       --------------  --------------
Net sales:
    Products                                      $ 26,201         $ 29,695            $ 84,132         $ 82,579
    Services                                         6,227            6,856              16,206           16,819
                                                  --------         --------            --------         --------
        Total net sales                             32,428           36,551             100,338           99,398
                                                  --------         --------            --------         --------
Cost of sales:
    Products                                         3,108            4,178               8,936           11,488
    Services                                         2,411            2,488               7,446            7,842
                                                  --------         --------            --------         --------
        Total cost of sales                          5,519            6,666              16,382           19,330
                                                  --------         --------            --------         --------
        Gross profit                                26,909           29,885              83,956           80,068
Operating expenses:
    Product development                              4,234            4,388              12,861           13,278
    Selling and marketing                            7,740            7,213              23,713           22,639
    General and administrative                       3,286            3,447              10,721           10,565
                                                  --------         --------            --------         --------
        Total operating expenses                    15,260           15,048              47,295           46,482
                                                  --------         --------            --------         --------
        Operating income                            11,649           14,837              36,661           33,586
Other income:
    Interest income                                    807            1,004               2,549            2,978
    Other, net                                          87                8                 391              179
                                                  --------         --------            --------         --------
Income before taxes                                 12,543           15,849              39,601           36,743
Income tax provision                                 4,829            6,118              15,329           14,162
                                                  --------         --------            --------         --------

Net income                                        $  7,714         $  9,731            $ 24,272         $ 22,581
                                                  ========         ========            ========         ========


Basic earnings per common share                   $   0.23         $   0.28            $   0.71         $   0.65
Diluted earnings per common share                 $   0.23         $   0.28            $   0.70         $   0.65




See accompanying notes to condensed consolidated financial statements.

                   RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  2002                    2001
                                                                            -----------------       -----------------
Reconciliation of net income to net cash provided by operating activities:
  Net income                                                                      $ 24,272               $ 22,581
  Noncash (income) expenses included in net income -
      Depreciation and amortization                                                  3,505                  4,266
      Deferred income taxes                                                             12                    (19)
  Change in assets and liabilities -
      Accounts receivable                                                           (2,683)                (4,804)
      Inventories                                                                     (140)                   381
      Prepaid expenses                                                                 301                    103
      Accounts payable and other current liabilities                                 1,516                  6,687
      Deferred revenue                                                               1,545                    731
      Other current assets                                                            (215)                  (384)
  Other                                                                                343                   (110)
                                                                                  --------               --------
  Net cash provided by operating activities                                         28,456                 29,432
                                                                                  --------               --------

Cash flows from investing activities:
    Purchase of property, plant and equipment                                       (1,481)                (1,948)
    Purchase of investment securities, net                                         (10,829)               (21,776)
    Capitalized software development costs                                            (659)                  (474)
    Acquisitions                                                                         -                   (704)
                                                                                  --------               --------
      Net cash used in investing activities                                        (12,969)               (24,902)
                                                                                  --------               --------

Cash flows provided by financing activities:
    Proceeds from issuance of stock                                                  1,066                    815
    Proceeds from exercise of stock options                                          1,271                  2,879
    Purchase of treasury stock                                                     (33,040)                     -
                                                                                  --------               --------
      Net cash provided by (used in) financing activities                          (30,703)                 3,694
                                                                                  --------               --------
Net increase (decrease) in cash                                                    (15,216)                 8,224
Cash and cash equivalents, beginning of period                                      35,904                 24,655
                                                                                  --------               --------
Cash and cash equivalents, end of period                                          $ 20,688               $ 32,879
                                                                                  ========               ========


See accompanying notes to condensed consolidated financial statements.

                   RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CONSOLIDATION
         The condensed consolidated financial statements include the financial results of Renaissance Learning, Inc. ("Renaissance Learning") and our subsidiaries. Our significant subsidiaries include Renaissance Corporate Services, Inc. and Generation21 Learning Systems, LLC ("Generation21"). School Renaissance Institute, Inc., formerly a wholly-owned subsidiary of Renaissance Learning, was merged into Renaissance Learning on December 31, 2001, and is currently doing business under the name Renaissance Learning Madison. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements.


2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
         In the opinion of management of Renaissance Learning, the condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2001, which is on file with the U.S. Securities and Exchange Commission.

         The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


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

         As of June 30, 2002, we had repurchased 25,100 shares under a previous repurchase program. During the period of July 1, 2002 through September 30, 2002, we repurchased 1,867,382 shares at a cost of $33,460,000 under the current repurchase program.

         The weighted average shares outstanding during the three months and nine months ended September 30, 2002 and 2001 are as follows:



                                          Three Months Ended September 30,             Nine Months Ended September 30,
                                              2002                 2001                    2002                 2001
                                        ----------------     ----------------        ---------------     -----------------
Basic Weighted Average Shares              33,713,607            34,555,210            34,342,561            34,492,460

Impact of Stock Options                       108,609               417,904               214,039               369,422

Diluted Weighted Average Shares            33,822,216            34,973,114            34,556,600            34,861,882

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

         The training segment provides professional development seminars and school improvement programs including training, consulting and educator resource materials. The training programs instruct educators on how to accelerate learning in the classroom through use of the information that our learning information systems provide. Revenue from the training segment includes service revenue from a variety of seminars presented in hotels and schools across the country, consulting, the annual National Renaissance Conference, and product revenue from the sale of training materials.

         We evaluate the performance of our operating segments based on operating income. Intersegment sales and transfers and revenue derived outside of the United States are not significant. Summarized financial information concerning our reportable segments is shown in the following table:


                                             Three Months Ended                      Nine Months Ended
                                               September 30,                           September 30,
                                           2002              2001                 2002               2001
                                      ---------------    --------------      ---------------    ---------------
                                                                   (In thousands)
Revenues:
Software                                    $ 27,500          $ 30,571             $ 87,059           $ 85,396
Training                                       4,928             5,980               13,279             14,002
                                      ---------------    --------------      ---------------    ---------------
Total revenues                              $ 32,428          $ 36,551            $ 100,338           $ 99,398
                                      ===============    ==============      ===============    ===============

Operating income (loss):
Software                                    $ 11,624          $ 13,433             $ 38,277           $ 34,219
Training                                          25             1,404               (1,616)              (633)
                                      ---------------    --------------      ---------------    ---------------
Total operating income                      $ 11,649          $ 14,837             $ 36,661           $ 33,586
                                      ===============    ==============      ===============    ===============



         The reported measures are consistent with those used in measuring amounts in the condensed consolidated financial statements. It is our opinion, however, that because many synergistic benefits between the segments cannot be precisely quantified, this information provides an incomplete measure of the training segment operating profit or loss, and should not be viewed in isolation. We evaluate the performance of the training segment based on many factors not captured by the financial accounting system and often evaluate our financial performance on a total entity basis.


5. COMPREHENSIVE INCOME
         Total comprehensive income was $23,987,000 and $22,898,000 in the first nine months of 2002 and 2001, respectively. For the quarters ended September 30, 2002 and 2001, comprehensive income was $7,681,000 and $9,805,000 respectively. On January 1, 2002, we reclassified our investment securities to held-to-maturity from available-for-sale and have amortized the unrealized gains and losses as allowed by SFAS No. 115. This reclassification of our investments had no impact on our reported net income for any of the periods presented. Our comprehensive income for 2002 includes foreign currency translation adjustments and the amortization of unrealized investment gains and losses during the periods presented. Our comprehensive income for 2001 includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

6.       GOODWILL AND OTHER INTANGIBLE ASSETS
         On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". Under this new standard, goodwill acquired after June 30, 2001 is not amortized over its useful life and starting January 1, 2002, amortization expense is no longer recorded for goodwill acquired on or before June 30, 2001. SFAS 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value-based test.

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

         In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the three months and the nine months ended September 30, 2001 is as follows:


                                               Three Months Ended                  Nine Months Ended
                                                 September 30,                        September 30,
                                             2002              2001              2002              2001
                                         --------------    -------------    --------------    --------------
                                                 (In thousands)                     (In thousands)
Net income:
    Reported net income                        $ 7,714          $ 9,731          $ 24,272          $ 22,581
    Goodwill amortization, net of tax                -               86                 -               259
                                         --------------    -------------    --------------    --------------
Adjusted net income                            $ 7,714          $ 9,817          $ 24,272          $ 22,840
                                         ==============    =============    ==============    ==============

Adjusted Earnings per share:
    Basic                                         0.23             0.28              0.71              0.66
    Diluted                                       0.23             0.28              0.70              0.66



         For the three months ended September 30, 2002, we recognized amortization expense of $134,000 on other intangibles with finite lives. No goodwill or other intangibles were acquired or impaired during the third quarter of 2002. During the first quarter of 2002, we retired a $210,000 trade name intangible which was fully amortized. Other intangibles with finite lives are scheduled to be fully amortized by 2006 with corresponding amortization estimated to be $134,000, $396,000, $286,000, and $193,000, for the remainder of
2002 and the years ended 2003, 2004, and 2005, respectively. Other intangibles consisted of the following (in thousands):



                                               September 30, 2002                        December 31, 2001
                                    ---------------------------------------   -----------------------------------------
                                       Gross                      Other          Gross                       Other
                                     Carrying     Accumulated   Intangibles    Carrying     Accumulated   Intangibles
                                      Amount      Amortization     Net          Amount      Amortization      Net
                                    ------------  -----------   -----------   ------------  ------------  -------------
    Algorithms and software code        $ 2,124      $ 1,803         $ 321        $ 2,124       $ 1,565          $ 559
    Trade name                                -            -             -            210           210              -
    Non-compete agreement                 1,100          412           688          1,100           247            853

                                    ------------  -----------   -----------   ------------  ------------  -------------
    Other intangibles                   $ 3,224      $ 2,215       $ 1,009        $ 3,434       $ 2,022        $ 1,412
                                    ============  ===========   ===========   ============  ============  =============


7.    Recent Accounting Pronouncements
         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires entities to recognize the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period incurred, if a reasonable estimate of the fair value can be made.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. Under SFAS No. 144, the presentation of discontinued operations is broadened to include a component of an entity rather than being limited to a segment of a business. Also, accrual of future operating losses of discontinued businesses will no longer be permitted. We were required to adopt SFAS No. 144 on January 1, 2002. The adoption had no impact on our financial position, results of operations or shareholders' equity.

         In July 2002, the FASB issued SFAS No. 146, " Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan.

         We are required to adopt SFAS No. 143 on January 1, 2003 and SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002. We are currently evaluating the provisions of these recent pronouncements, but we believe there will be no material effect on our financial position, results of operations or shareholders' equity resulting from their adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:


                                                        THREE MONTHS                                 NINE MONTHS
                                                     ENDED SEPTEMBER 30,                         ENDED SEPTEMBER 30,
                                                   2002               2001                     2002               2001
                                              ---------------    ---------------          ---------------    ---------------
Net Sales:
    Products                                        80.8%              81.2%                    83.8%              83.1%
    Services                                        19.2               18.8                     16.2               16.9
                                                   -----              -----                    -----              -----
        Total net sales                            100.0%             100.0%                   100.0%             100.0%
                                                   =====              =====                    =====              =====

Cost of sales:
    Products                                        11.9%              14.1%                    10.6%              13.9%
    Services                                        38.7               36.3                     45.9               46.6
        Total cost of sales                         17.0               18.2                     16.3               19.4

Gross profit:
    Products                                        88.1               85.9                     89.4               86.1
    Services                                        61.3               63.7                     54.1               53.4
        Total gross profit                          83.0               81.8                     83.7               80.6

Operating expenses:
    Product development                             13.1               12.0                     12.8               13.4
    Selling and marketing                           23.9               19.8                     23.6               22.8
    General and administrative                      10.1                9.4                     10.7               10.6
                                                   -----              -----                    -----              -----
        Total operating expenses                    47.1               41.2                     47.1               46.8
                                                   -----              -----                    -----              -----

        Operating income                            35.9               40.6                     36.6               33.8

Other income:
    Interest income                                  2.5                2.7                      2.5                3.0
    Other, net                                       0.3                0.0                      0.4                0.2
                                                   -----              -----                    -----              -----
        Total other income                           2.8                2.7                      2.9                3.2
                                                   -----              -----                    -----              -----

Income before taxes                                 38.7               43.3                     39.5               37.0

Income tax provision                                14.9               16.7                     15.3               14.3

                                                   -----              -----                    -----              -----
Net income                                          23.8%              26.6%                    24.2%              22.7%
                                                   =====              =====                    =====              =====

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Net Sales. Our net sales decreased by $4.1 million, or 11.3%, to $32.4 million in the third quarter of 2002 from $36.6 million in the third quarter of 2001. Product sales decreased by $3.5 million, or 11.8%, to $26.2 million in the third quarter of 2002 from $29.7 million in the third quarter of 2001. Sales declined for every core learning information system product, including Accelerated Reader(R) and Accelerated Math(R), and each of our STAR assessment products. Third quarter of 2001 reflected higher sales of STAR Early Literacy(R) because it was the first full quarter for shipment of this product. Our sales of electronic assessment products to textbook publishers also declined in the third quarter of 2002 compared to 2001. New product sales, consisting of Accelerated Writer(TM), MathFacts in a Flash(TM), Fluent Reader(TM), Accelerated Vocabulary(TM), AccelTest(TM), and StandardsMaster(TM), partially offset these declines during the quarter.

         Service revenue, which consists primarily of revenue from sales of training, consulting, and software support agreements, decreased by $629,000, or 9.2%, to $6.2 million in the third quarter of 2002 from $6.9 million in the third quarter of 2001. This decrease is attributable to our training business, where seminar revenue declined by 19% over the third quarter 2001 level. Software support service revenues increased by over 14% in the third quarter 2002 compared to 2001 due to an increased number of support plans in place over the previous year.

         We expect that fourth quarter 2002 and first quarter 2003 revenue will be down from the respective quarters of the prior years. The economic downturn has continued to put pressure on state education budgets and funding for K-12 schools. Many of our customers are dealing with budget cuts or uncertainty over budget levels. Accordingly, school spending remains down from last year and we do not expect a quick turnaround. Also, federal funds appear to be slow in reaching schools.

         Cost of Sales. The cost of sales of products decreased by $1.1 million, or 25.6%, to $3.1 million in the third quarter of 2002 from $4.2 million in the third quarter of 2001. As a percentage of product sales, the cost of sales of products decreased to 11.9% in the third quarter of 2002 from 14.1% in the third quarter of 2001. The decrease in the product cost of sales percentage is primarily due to higher margins from the newly re-engineered version of the AccelScan(R) scanner, which we started shipping in the fourth quarter of 2001.

         The cost of sales of services decreased by $77,000, or 3.1%, to $2.4 million in the third quarter of 2002 from $2.5 million in the third quarter of 2001. As a percentage of sales of services, the cost of sales of services increased to 38.7% in the third quarter of 2002 from 36.3% in the third quarter of 2001. Lower attendance at our scheduled training events was the primary reason for this percentage increase in the cost of sales of services.

         Our overall gross profit margin increased to 83.0% in the third quarter of 2002 from 81.8% in the third quarter of 2001. The increase is primarily due to the improved margin on our AccelScan(R) scanner.

         Product Development. Product development expenses decreased by $154,000, or 3.5%, to $4.2 million in the third quarter of 2002 from $4.4 million in the third quarter of 2001. As a percentage of net sales, product development costs increased to 13.1% in the third quarter of 2002 from 12.0% in the third quarter of 2001. We expect spending for product development to remain relatively flat in the near term as we continue to invest in product development efforts including: new software and training products, enhanced versions of existing products and new content for our software products, such as reading quizzes for Accelerated Reader(R) and libraries for Accelerated Math(R).

         Selling and Marketing. Selling and marketing expenses increased by $527,000, or 7.3%, to $7.7 million in the third quarter of 2002 from $7.2 million in the third quarter of 2001. These expenses increased primarily due to a more aggressive sales and marketing plan including: (i) increased costs of selling at the district level, (ii) costs of advertising of our recently released products, (iii) increased wages and related benefit costs associated with additional personnel to support our expanded product line and to identify and pursue state and federal educational funding opportunities. As a percentage of net sales, selling and marketing expenses increased to 23.9% in the third quarter of 2002 from 19.8% in the third quarter of 2001. We intend to continue to be aggressive with a variety of sales and marketing initiatives to stimulate leads and orders.

         General and Administrative. General and administrative expenses decreased by $161,000, or 4.7%, to $3.3 million in the third quarter of 2002 from $3.4 million in the third quarter of 2001. As a percentage of net sales, general and administrative costs increased to 10.1% in the third quarter of 2002 from 9.4% in the third quarter of 2001. The decline in sales was the primary factor in increasing general and administrative costs as a percentage of sales.

         Operating Income. Operating income decreased by $3.2 million to $11.6 million in the third quarter of 2002 from $14.8 million in the third quarter of 2001. As a percentage of net sales, operating income decreased to 35.9% in the third quarter of 2002 from 40.6% in the third quarter of 2001.

         Income Tax Expense. Income tax expense of $4.8 million was recorded in the third quarter of 2002 at an effective income tax rate of 38.5% of pre-tax income compared to $6.1 million, or 38.6% of pre-tax income in the third quarter of 2001. We expect to maintain our effective tax rate at or below 39% through 2002.


NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Net Sales. Our net sales increased by $940,000, or 0.9%, to $100.3 million in the nine months ended September 30, 2002 from $99.4 million in the first nine months of 2001. Product sales increased by $1.6 million, or 1.9%, to $84.1 million in the first nine months of 2002 from $82.6 million in the same period of 2001. The increase in product sales is primarily attributable to (i) increased sales of Accelerated Reader(R) quizzes, with over 59,000 available book titles, to a larger base of Accelerated Reader(R) schools, (ii) sales of our new products including Accelerated Writer(TM), MathFacts in a Flash(TM), Fluent Reader(TM), Accelerated Vocabulary(TM), AccelTest(TM), and StandardsMaster(TM), (iii) increased sales of STAR Early Literacy(R) software, and (iv) increased sales of our Accelerated Math(R) products, including follow-on sales of subject libraries and AccelScan(R) scanners.

         Service revenue decreased by $613,000, or 3.6%, to $16.2 million in the first nine months of 2002 from $16.8 million in the same period in 2001. This decrease is attributable to our training business, where seminar revenue declined by 13% from the 2001 level. Software support service revenues increased by over 17% in the first nine months of 2002 compared to 2001 mainly due to an increased number of support plans in place.

         Revenues for the fourth quarter 2002 and the first quarter 2003 are expected to be down versus the comparative prior year period. We expect that by midyear 2003, we can achieve positive growth rates, leading to modest full year 2003 growth in sales over 2002 levels, due to the impact of our recently introduced products and an increase in district level sales.

         Cost of Sales. The cost of sales of products decreased by $2.6 million, or 22.2%, to $8.9 million in the first nine months of 2002 from $11.5 million in the first nine months of 2001. As a percentage of product sales, the cost of sales of products decreased to 10.6% in the first nine months of 2002 from 13.9% in the first nine months of 2001. This decrease is primarily due to the improved margin on our newly re-engineered AccelScan(R) scanners.

         The cost of sales of services decreased by $396,000, or 5.0%, to $7.4 million in the first nine months of 2002 from $7.8 million in the same period in 2001. As a percentage of service sales, the cost of sales of services decreased to 45.9% in the first nine months of 2002 from 46.6% in the first nine months of 2001. This decrease is primarily due to increased software support revenues while the related costs remained relatively constant. Our overall gross profit margin improved to 83.7% in the first nine months of 2002 from 80.6% in the first nine months of 2001. The increase is primarily due to the improved margin on our AccelScan(R) scanner.

         Product Development. Product development expenses decreased by $417,000, or 3.1%, to $12.9 million in the nine months ended September 30, 2002 as compared to $13.3 million in the corresponding 2001 period. As a percentage of net sales, product development costs decreased to 12.8% in the first nine months of 2002 from 13.4% in the first nine months of 2001. We expect product development costs to remain relatively flat in the near term.

         Selling and Marketing. Selling and marketing expenses increased by $1.1 million, or 4.7%, to $23.7 million in the first nine months of 2002 from $22.6 million in the first nine months of 2001. These expenses increased primarily due to (i) increased costs of selling at the district level, and (ii) increased wages and related benefit costs associated with additional personnel to support our expanded product line and to identify and pursue state and federal educational funding opportunities. As a percentage of net sales, selling and marketing expenses increased to 23.6% in the first nine months of 2002 from 22.8% in the first nine months of 2001.

         General and Administrative. General and administrative expenses increased by $156,000, or 1.5%, to $10.7 million in the nine months ended September 30, 2002 from $10.6 million in the same period in 2001. The higher expenses for 2002 are primarily due to increased wages and related benefit costs. As a percentage of net sales, general and administrative costs increased to 10.7% in the first nine months of 2002 from 10.6% in the first nine months of 2001.

         Operating Income. Operating income increased by $3.1 million, or 9.2%, to $36.7 million in the first nine months of 2002 from $33.6 million in the same period in 2001. As a percentage of net sales, operating income increased to 36.6% in the first nine months of 2002 from 33.8% in the first nine months of 2001.

         Income Tax Expense. Income tax expense of $15.3 million was recorded in the first nine months of 2002 at an effective income tax rate of 38.7% of pre-tax income compared to $14.2 million, or 38.5% of pre-tax income in the first nine months of 2001. We expect to maintain our effective tax rate at or below 39% through 2002.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2002, our cash, cash equivalents and investment securities were $105.2 million, down from the December 31, 2001 total of $109.6 million. The change is primarily due to $28.5 million in cash provided by operating activities offset by our stock repurchases of $33.0 million. We believe our strong cash position coupled with cash flow from operations will be sufficient to meet both our short-term and long-term working capital requirements.

         At September 30, 2002, we had a $15.0 million unsecured revolving line of credit with a bank, which is available until March 31, 2004. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank, which is available until January 31, 2003. The line of credit bears interest based on the prime rate less 1.0%. As of September 30, 2002, the lines of credit had not been used.

         On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of July 1, 2002 through September 30, 2002 we repurchased 1,867,382 shares at a cost of $33,460,000. Subsequently, during the period of October 1, 2002 through October 31, 2002, we repurchased 221,752 shares at a cost of $3,449,000.

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

         Our investment policy specifically defines that our investments (i) have a maximum maturity of 36 months or less, (ii) meet a minimum portfolio liquidity requirement that 10% of the portfolio shall be available on 30 days notice and not more than 30% of the portfolio will have a maturity in excess of 24 months, (iii) meet minimum credit quality requirements specified in the plan based on the type of investment, (iv) meet the concentration limit of not more than 10% in any one issuer other than the US Treasury or its agencies, or money market funds, and (v) meet certain maximum maturity or tender option limits based on its minimum credit rating. As of September 30, 2002 our investment securities had a market value of approximately $84,962,000 and a carrying value of $84,481,000.

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

Item 4.  Controls and Procedures

         An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are adequate and effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

Part  II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


(a)      Exhibits.

         Exhibit No.            Description
         -----------            -----------
            99.1                Section 906 certification by Terrance D. Paul

            99.2                Section 906 certification by Steven A. Schmidt


(b) Forms 8-K. The following Form 8-K filings were made during the three months ended September 30, 2002:

         1. Form 8-K dated August 7, 2002 (filed on August 8, 2002) Announcement of certain executive management changes.

         2.       Form 8-K dated September 25, 2002 (filed on September 25,
                  2002). Press release of third quarter preliminary results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RENAISSANCE LEARNING, INC.
                                    (Registrant)



   November 5, 2002                 /s/ Terrance D. Paul
   ---------------------            ------------------------------
          Date                      Terrance D. Paul
                                    Chief Executive Officer
                                    (Principal Executive Officer)


   November 5, 2002                 /s/ Steven A. Schmidt
   ---------------------            ------------------------------
          Date                      Steven A. Schmidt
                                    Secretary, Vice President, and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)

                  SECTION 302 CERTIFICATION OF PERIODIC REPORT



I, Terrance D. Paul, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Renaissance Learning, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 5, 2002
       -------------------------

                                               /s/ Terrance D. Paul
                                           -----------------------------------
                                                     Terrance D. Paul
                                                  Chief Executive Officer

                  SECTION 302 CERTIFICATION OF PERIODIC REPORT



I, Steven A. Schmidt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Renaissance Learning, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 5, 2002
       ----------------------

                                    /s/Steven A. Schmidt
                           -----------------------------------------------------
                                            Steven A. Schmidt
                           Chief Financial Officer, Secretary and Vice President

                                Index to Exhibits


Exhibit No.       Description
-----------       -----------

99.1              Section 906 certification by Terrance D. Paul

99.2              Section 906 certification by Steven A. Schmidt