Form 10-K
period 2002-12-31
RENAISSANCE LEARNING INC
filed 2003-03-07
CIK 1030484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22187

RENAISSANCE LEARNING, INC.

(Exact name of Registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1559474 (I.R.S. Employer Identification No.)

2911 Peach Street P.O. Box 8036 Wisconsin Rapids, Wisconsin (Address of principal executive offices)	54495-8036 (Zip Code)

Registrant’s telephone number, including area code: (715) 424-3636

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☑  No ☐

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $225,200,000 as of June 30, 2002. As of February 28, 2003, there were 31,501,855 of the Registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2003.

PART I
Products
Product Development
Selling and Marketing
Production
Competition
Intellectual Property
Employees
Backlog
Forward-Looking Statements
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS’ REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of December 31, 2002 and 2001
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME For the Years Ended December 31, 2002, 2001 and 2000
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY For the Years Ended December 31, 2000, 2001 and 2002
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2002, 2001 and 2000
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Exhibit Index
EX-21.1 Subsidiaries of Registrant
EX-23.1 Consent of Deloitte & Touche LLP
EX-24.1 Directors' Powers of Attorney
EX-99.1 Schedule II-Valuation/Qualifying Accounts
EX-99.2 Section 906 Certification by Terrance Paul
EX-99.3 Section 906 Certification by Steve Schmidt

PART I

Item 1. Business

Overview

      Renaissance Learning, Inc. is a leading provider of learning information systems software and school improvement programs to pre-kindergarten through senior high (“pre-K-12”) schools in the United States and Canada. Our computer-based learning information systems and related training, school improvement programs, professional development and consulting help educators motivate students, accelerate learning, improve test scores, and help students master standards by increasing the quality, quantity, and timeliness of performance data available to educators to facilitate increased student practice of essential skills and support instruction. Learning information systems provide benefits to educators similar to those management information systems provide to business managers. As of December 31, 2002, we had sold our products to more than 62,000, or approximately 50% of the K-12 schools in North America.

      Our flagship product, Accelerated Reader*, is software which provides information for motivating and monitoring increased literature-based reading practice and to support instruction. We believe that Accelerated Reader has achieved a leading market position as a result of its demonstrated effectiveness in improving student reading levels and overall academic performance. AR Universal*, the latest version of our Accelerated Reader program, supports recorded-voice versions of quizzes on literature books for emergent readers and quizzes for assessing reading instruction assignments such as those found in reading textbooks, magazines, and other curricula.

      Our other primary learning information system products include STAR Reading*, Accelerated Math*, STAR Math*, STAR Early Literacy*, and Perfect Copy*. In 2002, we released several new products: Fluent Reader* repeated reading software for struggling readers; StandardsMaster* instant assessment and Web-based reporting software; Accelerated Writer* writing improvement system; AccelTest* test preparation and management software; MathFacts in a Flash* software for mastering computational fluency; and Accelerated Vocabulary* vocabulary development software. Our newest product, Accelerated Grammar and Spelling*, is expected to be released prior to the beginning of the 2003-2004 school year. Accelerated Grammar and Spelling uses real-world applications to help teachers build the language skills of students and diagnose students’ grammar and spelling skills, and will replace Perfect Copy when it is released later in 2003.

      In addition to our learning information system products, we provide professional development opportunities for educators through on- and off-site seminars, consulting services, Web-based training, and educator support materials. Renaissance* practices enable educators to use the information provided by our technology to increase guided practice time with essential skills and personalized instruction for every student. Our seminars include Reading Renaissance*, Math Renaissance*, Writing Renaissance*, Renaissance Early Literacy, The Reading Renaissance Librarian, Renaissance Diagnosis and Intervention, Renaissance Leadership, Renaissance Classroom Management, and Renaissance Test Strategies. Our consultants work with teachers, librarians, principals and administrators to improve instructional programs, solve problems and help achieve optimal results through Renaissance implementation.

      We provide custom assessment software and related services to educational publishers which support many of the popular textbook series used in K-12 and post-secondary educational institutions. Additionally, we sell Generation21* enterprise software for training and knowledge management throughout organizations. AccelScan*, our optical-mark card scanner, is used with several of our learning information system products to automate scoring and recordkeeping tasks for educators and students.

* Accelerated Reader, AccelScan, STAR Reading, Accelerated Math, STAR Early Literacy, STAR Math, AR, Generation21, Reading Renaissance, and Math Renaissance are registered trademarks of Renaissance Learning, Inc. AR Universal, Perfect Copy, Renaissance, Renaissance Learning, Fluent Reader, StandardsMaster, Accelerated Grammar and Spelling, Accelerated Writer, Accelerated Vocabulary, AccelTest, MathFacts in a Flash , and Writing Renaissance are common law trademarks of Renaissance Learning, Inc.

      Renaissance Learning, Inc. was founded in 1986 and is incorporated under the laws of the State of Wisconsin. Our common stock trades on The Nasdaq Stock Market® under the symbol “RLRN.” Our principal executive offices are located at 2911 Peach Street, P.O. Box 8036, Wisconsin Rapids, Wisconsin 54495-8036 (telephone: (715) 424-3636). You may obtain, free of charge, copies of this Annual Report on

Form 10-K as well as our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K (and amendments to those reports) filed with, or furnished to, the Securities Exchange Commission as soon as reasonably practicable after we have filed, or furnished, such reports by accessing our website at http://www.renlearn.com, clicking on “About Us” and scrolling down to the “SEC Filings” link. Information contained on our website is not part of this Annual Report on Form 10-K.

Products

Software and Support Services

      We offer software products to educators primarily for use in the pre-K-12 marketplace, as well as support services to the users of our software products. These software products help educators improve student academic performance by intensifying skills practice and increasing the quality, quantity, and timeliness of information available to educators to support instruction. We also sell training and knowledge management software and services to corporate and governmental customers and provide custom assessment software and related services to educational publishers. Our software and support services accounted for approximately 87%, 86%, and 85% of our net sales in 2002, 2001, and 2000, respectively. Summary financial information relating to the software segment of our business can be found in Item 8, Financial Statements and Supplementary Data (specifically, refer to note 14 of the Notes to Consolidated Financial Statements).

Accelerated Reader

      Accelerated Reader is a learning information system for motivating and monitoring increased literature-based reading practice and for providing information to support instruction. A student selects a book at an appropriate reading level from a list of books for which the school has an Accelerated Reader quiz, reads the book, and then takes a multiple-choice quiz on a computer. For each book read, Accelerated Reader tracks the amount of reading practice achieved by calculating points based on the length and difficulty of the book and the student’s performance on the quiz. The information generated from this process — titles read, percent of comprehension and amount of reading done — creates a database of student reading achievement, from which educators can generate reports to monitor the amount and quality of reading practice for each of their students and provide information to support teachers’ instruction of comprehension, vocabulary, and fluency. AR Universal, the most recent version, supports recorded-voice versions of quizzes on literature books for emergent readers and quizzes for assessing reading instruction assignments found in reading textbooks, magazines and other curricula. Accelerated Reader includes built-in Spanish-English capabilities and supports Literacy Skills quizzes which allow educators to assess students’ proficiency on 24 specific skills found in state and district language arts standards and standardized tests. We developed quizzes on over 11,000 book titles in 2002 and currently have a library of computerized book quizzes on more than 62,000 titles.

Fluent Reader

      Fluent Reader is a system for improving the fluency of emergent and struggling students. This program incorporates four proven strategies of modeled reading, repeated oral reading, self-monitoring and information feedback to help improve reading fluency. Fluent Reader includes a placement test to determine students’ independent reading level, features to identify specific words that are causing difficulty, handles record-keeping chores and provides key management reports to monitor student progress.

STAR Reading

      STAR Reading is a computer-adaptive reading test that provides classroom teachers with reading scores statistically correlated to national norms in ten minutes or less at the computer. STAR Reading adapts itself to each student’s reading level by applying a proprietary branching logic that evaluates the pattern of the student’s answers to determine the level of difficulty required for subsequent questions. STAR Reading uses a two-stage test to help educators pinpoint students’ reading levels more accurately and efficiently. The results from this test provide educators with a database of statistically accurate reading level information on their students from which they can generate useful reports and adjust instructional strategies accordingly. STAR Reading is easy to use and can be administered several times per year.

STAR Early Literacy

      STAR Early Literacy is computer-adaptive diagnostic assessment software that can pinpoint the phonemic awareness, phonics, vocabulary and other key literacy skills of pre-K-3 students in approximately 10 minutes per student. The software’s computer-adaptive testing and 2,400-item test bank allow repeated assessments throughout the school year, identifying specific strengths and diagnosing specific weaknesses in skills covered by early literacy curricula and standards.

Accelerated Vocabulary

      Accelerated Vocabulary is vocabulary management software that helps teachers and librarians accelerate student vocabulary acquisition, reduce paperwork, support instruction, and make vocabulary learning fun for students. Accelerated Vocabulary promotes word learning from research proven in-context reading of Accelerated Reader books. Reports help educators assess and monitor each student’s vocabulary progress and provide individualized lists of mastered vocabulary words for students.

Accelerated Math

      Accelerated Math is a task-level learning information system that helps students meet math objectives, first grade through calculus. It employs algorithm technology to automatically align assignments to academic objectives and tracks mastery of each objective. Like Accelerated Reader, Accelerated Math encourages and monitors student practice of foundational skills, while providing immediate feedback on performance to students and teachers. Using the reports and assignments Accelerated Math generates, teachers can individualize instruction without increasing their workload. Accelerated Math offers state standards-aligned libraries, textbook-aligned libraries for popular math textbooks, extended response libraries that integrate the application of multiple math objectives, and math learning cards, which are instructional supplements for assisting with teaching math objectives aligned to Accelerated Math libraries. An AccelScan optical-mark card scanner is included with the sale of Accelerated Math site licenses to efficiently handle all scoring and record-keeping chores, minimizing teacher effort and paperwork. Additional scanners are also sold separately.

STAR Math

      STAR Math is a computer-adaptive math test and database that provides the same benefits as STAR Reading. STAR Math reports provide objective information to help educators instantly place new students, monitor progress, and match instruction to individual student levels. Quick, accurate, and easy to administer, STAR Math provides math scores for first grade through high school in approximately 15 minutes, provides comparisons to national norms and forecasts results on major high-stakes tests. Like STAR Reading, it can be administered throughout the school year to track math development.

MathFacts in a Flash

      MathFacts in a Flash software helps educators motivate students to master computational fluency. It gives students at all skill levels valuable practice on their addition, subtraction, multiplication, and division facts as well as on mental math skills such as squares and fraction/ decimal conversion. Timed tests administered by the system accurately measure students’ practice and mastery, while detailed reports give educators timely reliable feedback of how individuals or entire classes are progressing.

Accelerated Writer

      Accelerated Writer is a writing improvement system that combines short, focused lessons with powerful writing management software to help educators teach students how to recognize specific qualities of good writing, improve the use of those qualities in their own writing, and anonymously rate those qualities in each others writing. Through use of the Accelerated Writer system, students increase their writing practice and learn to become skilled evaluators of writing. This system also allows educators to more easily monitor students’ writing activities and progress, and provides them with continuous detailed feedback on student writing achievement.

Perfect Copy

      Perfect Copy software helps educators improve students’ core writing skills using in-context editing to cover the rules of grammar, punctuation, and word usage. Our Perfect Copy product offering will be replaced by Accelerated Grammar and Spelling which has a more comprehensive set of features for the improvement of writing skills.

Accelerated Grammar and Spelling

      Accelerated Grammar and Spelling software offers practice and skills assessment in grammar, usage, mechanics, and spelling skills of students in grades 2-9, with high school content also available. This innovative program helps educators diagnose students’ grammar and spelling skills while also helping to capture students’ interest and motivate them to improve. It uses in-context editing and spelling to give students valuable practice locating and correcting the most common language skills errors. Schools can expand their usage of the program by purchasing additional grade-level specific content libraries covering grammar, usage and mechanics or spelling. Accelerated Grammar and Spelling will replace Perfect Copy when it is released later in 2003.

StandardsMaster

      StandardsMaster is an instant assessment and Web-based reporting system that provides feedback to educators on how students are progressing toward state standards in reading, math and language arts. Informative feedback provided by the program helps educators adjust instruction, intervene with specific student groups, and ensure adequate progress on the year-end summative state test. Students take paper-and-pencil or online assessments and results become available immediately by district, school, teacher, class, student and other relevant demographic characteristics. StandardsMaster is provided on a subscription basis to assure that educators have up-to-date versions of software and assessment items each year.

AccelTest

      AccelTest is a test creation, scoring and gradebook system that enables educators to create and manage quizzes, tests and other exercises, score them immediately and have results automatically entered into an electronic gradebook. Using the system, an educator works through easy-to-follow prompts to generate assignments containing different types of questions, such as multiple choice, true/false and matching. Other features of the system include automatic shuffling of questions and answer order, instant scoring using our AccelScan card reader, instant grade recording and the ability to monitor late and incomplete assignments.

AccelScan

      AccelScan is our optical mark card reader that offers intelligent mark recognition capability. This capability results in more accurate recognition of student marks by distinguishing many degrees of darkness from a variety of marking instruments and ignoring lighter erasures. This high-speed reader works with Accelerated Math, Accelerated Writer, AccelTest, and StandardsMaster software. The use of AccelScan allows for automatic scoring of assignments and updating of student records, providing educators with immediate information on student progress without spending time grading paperwork.

Expert Support Plans

      We offer Expert Support Plans (“ESPs”) that provide users of our software products access to telephone support. Packaged with kits and also sold separately under 12- or 24-month agreements, ESPs entitle educators to unlimited expert phone support to resolve technical issues with our products, networks, and other software interacting with our products.

Generation21

      Generation21 is an integrated training and knowledge management system that captures, stores and delivers knowledge enterprise-wide. The system spans enterprise learning needs including a full suite of integrated e-learning features supporting content creation and management, instructor-led training, and remote learning. Additionally, the Generation21 system includes features which allow access to knowledge databases via wireless technology. We sell the system primarily to businesses and government agencies.

Custom Assessment Products

      We provide custom assessment products to educational publishers for the K-12 and post-secondary education market. We customize the content of these products to align with specific textbooks and other publisher instructional materials. The intuitive educator interface and precisely aligned content of these products assure that they are easy and effective for educators to use with existing curricula and classroom materials.

Renaissance Professional Development

      We offer professional development programs, consulting services, Web-based training, and products that help educators successfully combine use of our software products with proven classroom techniques in order to increase the effectiveness of their instruction, leading to improved student achievement. Revenues from professional development accounted for approximately 13%, 14%, and 15% of our net sales in 2002, 2001, and 2000, respectively.

      We offer a variety of seminars and workshops, which are conducted throughout the year at various hotel locations in the United States, and on-site training programs pursuant to which our training staff visits an individual school, school district or region to conduct a seminar or workshop. Since the inception of our training programs in late 1993 through December 31, 2002, we have trained over 430,000 educators, of whom approximately 75,000 were trained in 2002. We believe that our professional development programs increase the utilization of our learning information systems in schools, resulting in increased sales of add-on products such as Accelerated Reader quizzes, Accelerated Math libraries, student software expansions as well as increase overall customer interest in our other products and services which tend to complement each other.

      To encourage educators who have completed Renaissance training to fully implement the methodology, we initiated the Renaissance Certification program in 1995. This program recognizes educators who meet certain objective implementation standards related to the amount of accountable student practice of essential skills, regular diagnosis and intervention with at-risk students, and other key variables. Renaissance Certification gives administrators an effective way to manage the implementation of Renaissance methodology by motivating teachers, librarians and principals and providing clear, measurable standards. As of February 1, 2003 more than 15,000 teachers, librarians and principals have certified as Renaissance Model and Master Educators.

      Summary financial information relating to the training segment of our business can be found in Item 8, Financial Statements and Supplementary Data (specifically, refer to note 14 of the Notes to Consolidated Financial Statements).

Reading Renaissance

      The Reading Renaissance program provides educators with professional development training to most effectively use our software products such as the Accelerated Reader, STAR Reading, STAR Early Literacy

and the learning information they generate. This training combines technology and Renaissance-effective teaching practices that result in improved student achievement, better student attitudes, and less paperwork for teachers.

Math Renaissance

      One-day Math Renaissance seminars instruct educators in techniques to enhance their math curriculum and instruction methods through effective use of Accelerated Math, STAR Math and MathFacts in a Flash. The information provided by the software enables educators to improve math skills for every student, first grade through calculus, and increase test scores.

     Other Renaissance Seminars

      Our other professional development programs include: Renaissance Early Literacy; Writing Renaissance; The Reading Renaissance Librarian; Renaissance Diagnosis and Intervention; Renaissance Leadership; Renaissance Classroom Management; and Renaissance Test Strategies. These professional development seminars and workshops combine effective use of technology with proven classroom techniques to increase both educator effectiveness and student achievement. In addition, we offer a Grant-Writing Workshop to teach the process of successfully securing grants.

     Educator Resources

      We also produce videotapes, handbooks, lesson books, math learning cards, and workbooks for use by educators in conjunction with our software and training programs. Further, we conduct research on best practices, perform field validation of techniques, publish internally generated as well as third-party research and gather information to guide the development of our learning information systems.

Product Development

      We believe that continued substantial investment in product development is required to remain competitive and grow in the educational marketplace. We invest continuously in the development of new products and services, enhancement of existing products and services, development of tools to increase the efficiency of product development, and scientific research which both generates concepts for new products and services as well as validates and provides valuable feedback on the effectiveness of existing products and services. For the years ended December 31, 2002, 2001, and 2000, respectively, our development expenditures were $18.0 million, $18.3 million, and $15.4 million (including capitalized amounts of $729,000, $484,000 and $477,000).

      We conduct research on our products and services in order to accumulate information against which to develop new, and refine existing, products and services. We conduct rigorous scientific research into learning theory, information theory and the effectiveness of our products and services in accelerating learning as well as patterns of usage of our products in actual classroom settings. Data acquired and understanding gained from this process are used as an integral part of our product development process to develop new product concepts and to improve the effectiveness of our existing products and services.

      These concepts for new products and services are then refined based on feedback from our customers, which we solicit and incorporate throughout our development process. Based on the refined concepts, proposals are then formulated by our product management, product development, marketing and engineering groups and reviewed by management to determine which should be developed into prototypes. These prototypes are then tested in customer schools. Before beginning production, management makes a final evaluation of each new product or service to determine that it is desired by educators, is effective in meeting their needs, is scientifically based, and satisfies the requirements of major state and federal guidelines.

Selling and Marketing

      We market our educational products and services to teachers, school librarians, principals, entire schools, and school districts, as well as internationally through our subsidiaries in Canada, Australia, and the United Kingdom. Our custom assessment products provided to educational publishers are typically distributed by publishers to educators in conjunction with sales of their related textbooks. Our training and knowledge management software is currently sold primarily to corporate and governmental customers. We experience seasonal variations in our sales due to the budget and school year cycles of our school customers. Additionally, our service revenues tend to be more seasonal than product revenues, with service revenues typically being highest in the third quarter.

      Our sales and marketing strategy consists primarily of direct marketing to potential and existing customers, and through our geographically dispersed field sales representatives. We use a variety of lead-generating techniques, including trade shows, advertisements in educational publications, direct mail, websites, and referrals. Once product literature has been forwarded to a current or potential customer, one of our in-house staff of telephone sales representatives contacts the customer to answer questions and, ultimately, direct the customer to a purchase. For potential district sales, customer meetings are arranged with a field sales representative to discuss purchase and implementation of our software products and professional development services on a comprehensive district-wide multi-year basis.

      In addition, we have resale arrangements with various book dealers and book publishers that are authorized to sell our products to their customers. These firms are particularly receptive to such alliances because use of our products in schools encourages increased purchases of the books and other products that they sell. We do not offer price protection or stock balancing rights to our resellers and distributors.

      Part of our distribution strategy is to develop cross-marketing arrangements with third-party firms selling non-competing products into the education market. We have formed strategic alliances with book distributors and publishers in order to develop additional new product opportunities and to enhance the channels available to sell and distribute existing products. We have alliances with several leading educational publishers including Scott Foresman, Macmillan/ McGraw-Hill, Houghton Mifflin Company’s School Division, and Harcourt School Publishers, in which we offer Accelerated Reader quizzes aligned to the publishers’ reading selections to help teachers assess student comprehension and monitor students’ reading growth. We have similar alliances with Houghton Mifflin Company’s School Division, Saxon, and with Glencoe/ McGraw-Hill in which we offer Accelerated Math software libraries aligned with their school textbook programs that mirror the objectives, problem types, and presentations in their textbooks.

      We held our third annual National School Renaissance Conference in February 2002 in San Antonio, Texas. The conference provided about 5,000 teachers and administrators with opportunities to network, receive professional development training, hear the latest research, view our newest products and services, and plan future uses of our products and services. The 2003 conference was held at Nashville, Tennessee in February 2003 with over 5,000 educators in attendance.

Production

      Currently, most of our software products are distributed on CD-ROM or diskettes. Bulk CD-ROMs are produced by third-party contractors. We produce order-specific and smaller batches of CD-ROMs at our distribution facilities. Diskettes are duplicated and packaged at our distribution facilities. Other related products, including videotapes, books, graphics, and motivational items, are produced by third-party vendors. AccelScan scanners are manufactured to our specifications by a third-party contract manufacturer. Our on-line ordering and delivery system introduced in 1999 has been highly successful in selling Accelerated Reader quizzes as well as other products over the Internet. Additionally, our users can download selected patches and software updates from our website.

Competition

      The educational technology and professional development markets in which we operate are very competitive. We compete with other companies offering educational software products and professional development services to schools. In addition, we compete against more traditional methods of education, training and testing, including pencil and paper testing. Our existing competitors may continue to broaden their product lines, and potential competitors, including large hardware manufacturers, software developers, and educational publishers, may enter or increase their focus on the school market, resulting in greater competition for us. Success in selling our products, particularly our reading products, may cause competitors to focus on our products in their marketing efforts thereby increasing direct competition. There can be no assurance that we will continue to be able to market our products and services successfully or compete effectively in the educational marketplace.

Intellectual Property

      We regard certain of our technologies as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws as well as employee non-disclosure agreements to establish and protect our proprietary rights. We also employ serialization techniques to prevent unauthorized installation of our products and content. There can be no assurance that the steps taken by us to protect our rights will be adequate to prevent or deter misappropriation. In addition, while we do not believe that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such an assertion may be material, whether or not the assertion is validated. The software publishing industry has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. There can be no assurance that our software products will not experience unauthorized reproduction, which would have a material adverse effect on our business, financial condition, and results of operations.

Employees

      As of February 1, 2003, we had 997 full and part-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.

Backlog

      As of December 31, 2002 and 2001, we had backlogs that aggregated approximately $11.7 million and $7.4 million, respectively. The backlogs at December 31, 2002 and 2001 are primarily made up of professional development services not yet performed and of registrations for our National School Renaissance Conference. Substantially all of the 2002 backlog is expected to be realized during 2003.

Forward-Looking Statements

      In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 1, Business and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans, (2) information included or incorporated by reference in our future filings with the

Securities and Exchange Commission including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans and (3) information contained in written material, releases and oral statements issued by us, or on our behalf, including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the following:

      Reliance on Single Product Line. Our Accelerated Reader software and supplemental Accelerated Reader quizzes accounted for approximately 35%, 34%, and 34% of our net sales in 2002, 2001, and 2000, respectively. An overall decline in sales of Accelerated Reader and supplemental quizzes, including sales through book distributors, would have a material adverse effect on our business, financial condition, and results of operations.

      Dependence on Continued Product Development. The educational technology and professional development markets in which we compete are characterized by evolving industry standards, frequent product introductions, and sudden technological change. Our future success will depend, to a significant extent, on a number of factors, including our ability to enhance our existing products and develop and successfully introduce new products, including new products designed for use in other areas of the curriculum, our ability to introduce new products in a timely fashion and our ability to respond quickly and in a cost effective manner to technological change, including shifts in operating systems, languages, alternative delivery systems and other environments. There can be no assurance that new products will be as well received as our established products, particularly since such other products may require technology and/or resources not generally available in all schools. We attempt to maintain high standards for the demonstrated academic effectiveness of our products. Our adherence to these standards could delay or inhibit the introduction of new products. Moreover, there can be no assurance that our products will not be rendered obsolete or that we will have sufficient resources to make the necessary investments or be able to develop and market the products required to maintain our competitive position.

      Management of Growth. We have historically experienced rapid growth. Rapid growth may place a strain on our financial, management, systems, and other resources. Our ability to manage our growth effectively will require us to attract, train, motivate, manage, and retain key employees and to improve our operational, financial, and management information systems. If we were unable to maintain and manage growth effectively, our business, financial condition, and results of operations could be adversely affected.

      Selling and Marketing Strategy and Product Acceptance. Our business strategy includes the introduction of new products and services directed at new markets as well as the development of new sales and distribution channels. For example, our Generation21 Learning Systems subsidiary, sells enterprise software for training and knowledge management primarily to businesses and government organizations. We have historically focused on the education market and have significantly less experience in developing and marketing products and services to business or government customers. Additionally, in the educational market, we are increasing our district-level field sales efforts. Historically our primary selling efforts have been directed towards individual schools through telephone sales representatives and we have significantly less experience selling our products and services to school districts through a field sales force. There can be no assurance that we will be successful in offering new products and services, entering new markets and developing new sales and distribution channels as planned or that any such products or services, if introduced, will achieve acceptance in the marketplace.

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

      Educational Philosophies. Our products do not espouse a particular philosophy of instruction; rather we support all teaching methods and curricula by focusing on continuous feedback, increased student practice of essential skills, and demonstrated product effectiveness through measurable results. Certain educators, academics, politicians, and theorists, however, declaim strong philosophies of instruction, that can lead them to oppose educational products or services that fall outside a very narrow definition. These philosophies can include, but are not limited to, opposition to standardized testing or over-reliance on the same; opposition to computers or motivational techniques; exclusive focus on particular types of direct instruction; and highly technical definitions of acceptable research. Some of these philosophical stances have the capacity to influence the market for our products and services, and such influence could have a material adverse impact on demand and thus on our business, financial condition, and results of operations.

      Dependence on Educational Institutions and Government Funding. Substantially all of our revenue is derived from sales to educational institutions, individual educators, and suppliers thereto. There can be no assurance that educational institutions and/or individual educators will continue to invest in technology-based products and professional development for reading and other curricula or continue to respond favorably to our marketing. Our inability to increase the number of products sold or number of schools served would adversely affect our business, financial condition, and results of operations. Because of our dependence on educational institutions, the funding of which is largely dependent on government support, a substantial decrease in government budgets or funding for educational software or technology would have a material adverse effect on our business, financial condition, and results of operations. Any economic slow down which would negatively affect school funding could adversely impact the sale of our products and services to schools. In addition, certain aspects of government sponsored education initiatives may not endorse, or be complementary to, the principles and methodologies underlying and associated with our products and services, which could adversely affect our business, financial condition, and results of operations.

      Geographic Concentration of Sales. A substantial portion of our sales is concentrated in several states, including California, Texas, Florida, North Carolina, and Georgia, which accounted for approximately $19.1 million, $12.2 million, $6.0 million, $5.3 million, and $5.2 million, respectively, of our net sales in 2002. If large numbers of schools or a district or districts controlling a large number of schools in such states were to discontinue purchasing our products and services, our business, financial condition, and results of operations would be materially adversely affected.

      Highly Competitive Industry. The educational technology and professional development markets in which we operate are very competitive. We compete with other companies offering educational software products to schools. In addition, we compete against more traditional methods of education, training and testing, including pencil and paper testing. Our existing competitors may continue to broaden their product lines, and potential competitors, including large hardware manufacturers, software developers and educational publishers, may enter or increase their focus on the school market, resulting in greater competition for us. Success in selling our products, particularly our reading products, may cause competitors to focus on our products in their marketing efforts thereby increasing direct competition. There can be no assurance that we will continue to be able to market our products successfully or compete effectively in the educational marketplace.

      Dependence on Key Personnel. Our success depends to a significant extent upon the continued active participation of certain key members of management, including our chairman, Judith Paul, and our chief executive officer, Terrance Paul. Ms. Paul acts as our spokesperson and coordinates our public relations and customer communications policies. Mr. Paul is responsible for our long-term strategic planning, new product development strategy, sales and marketing strategy and overall direction of our company, and plays a key role in our research activities. We do not have employment agreements with either of these persons and have no current intention of entering into any such employment agreements. The loss of the services of either of these persons would have a material adverse effect on our business, financial condition, and results of operations.

      Ability to Attract and Retain Qualified Personnel. Our future success will depend, in part, upon our continuing ability to retain the employees, including senior management personnel, who have assisted in the development and marketing of our products and to attract and retain qualified additional employees trained in computer technology, sales, marketing, finance, and other disciplines to enhance our product offerings and broaden our operations. There can be no assurance that we will continue to be able to attract and retain such personnel. The failure to attract or retain the necessary personnel would have a material adverse effect on our business, financial condition, and results of operations.

      Fluctuations in Quarterly Performance. We generally ship products as orders are received, and therefore, we have historically operated without a significant backlog of products. Thus, product revenues in any quarter are substantially dependent on the quantity of product orders received in that quarter. The quantity of product orders in any quarter can be affected by a variety of factors, including the following:

•	delays in the development and/or shipment of new products can adversely affect our revenue in one or more quarters;

•	the closing of large contract sales, such as those to school districts;

•	the shipment of new products for which orders have been building for some period of time can cause the revenues in the quarter in which shipment occurs to be higher than revenues in preceding or subsequent quarters; and

•	seasonal variations due to, among other things, the budget and school year cycles of our school customers.

      In addition to fluctuations in product orders, our quarterly results can also be affected by the following:

•	charges related to acquisitions, including acquisition expenses, the write-off of in-process research and development, the amortization of intangible assets, and similar items;

•	charges related to obsolete or impaired assets;

•	supply-chain issues such as manufacturing problems, delivery delays, or quality issues;

•	expenses related to product development and marketing initiatives; and

•	expenses for product support costs.

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

      Limited Protection of Intellectual Property and Proprietary Rights. We regard certain of our technologies as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws and employee non-disclosure agreements to establish and protect our proprietary rights. We also employ serialization techniques to prevent unauthorized installation of our products and content. There can be no assurance that the steps taken by us to protect our rights will be adequate to prevent or deter misappropriation. In addition, while we do not believe that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such an assertion may be material, whether or not the assertion is validated. The software publishing industry has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. There can be no assurance that our software products will not experience unauthorized reproduction, which would have a material adverse effect on our business, financial condition, and results of operations.

      War, Acts of War and Terrorism. Delays and reductions in purchases of our products and services may occur as a result of war, acts of war and terrorism, and the related impacts, including: a reduction of funds available to our customers to purchase our products and services and disruptions in our ability to develop, produce and distribute products and services to our customers. These events would have a material adverse effect on our business, financial condition and results of operations.

      Concentration of Share Ownership; Control by Principal Shareholders/ Management. As of February 28, 2003, our principal shareholders, Judith Paul, our chairman, and Terrance Paul, our chief executive officer, beneficially owned approximately 75% of our outstanding common stock. As a result, these principal shareholders have the ability to control and direct our business and affairs.

      Shares Eligible for Future Sale. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of February 28, 2003, approximately 23.6 million shares of our common stock were held by “affiliates” and may be publicly sold only if registered under the Securities Act of 1933 or sold in accordance with an applicable exemption from registration, such as Rule 144. In addition, we have filed registration statements under the Securities Act of 1933 to register an aggregate of 3,000,000 shares of common stock reserved for issuance under our 1997 Stock Incentive Plan and an aggregate of 500,000 shares of common stock reserved for issuance under our Employee Stock Purchase Plan, which will, when issued in accordance with such plans, be eligible for immediate sale in the public market, subject to the Rule 144 resale limitations for affiliates. We intend to file an amendment to the registration statement relating to our 1997 Stock Incentive Plan in April 2003 to register an additional 3,000,000 shares thereafter (assuming we receive shareholder approval of this increase under the plan).

      Our principal shareholders, Judith and Terrance Paul, have adopted a securities trading plan with respect to a portion of their company common stock. The plan provides for the sale of approximately 2% of the Pauls’ current holdings of common stock on an annual basis. The plan provides for monthly sales, subject to various legal and contractual limitations.

      Cash Dividends. We currently intend to retain all of our future earnings to fund growth, acquisition opportunities and the operation of our business. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the board of directors may deem relevant.

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

Item 2. Properties

      Our corporate headquarters and software operations are located in Wisconsin Rapids, Wisconsin, in a 125,000 square foot facility owned by us which was constructed in 1996. We also own a 34,000 square foot distribution facility in Wisconsin Rapids, Wisconsin. Our field sales, training, and field research operations are located in a 74,000 square foot facility, constructed in 1998, in Madison, Wisconsin owned by Athena Holdings LLC (“Athena”). We own 70% of Athena and we lease 43,000 square feet of the facility from

Athena. Additionally, we lease various other office space to accommodate subsidiary operations. We believe our facilities are adequate to support our operations for the foreseeable future.

Item 3. Legal Proceedings

      We are subject to various claims and proceedings covering a wide range of matters that arise in the ordinary course of our business activities. We believe that any liability that may ultimately arise from the resolution of these matters will not have a material adverse effect on our financial position, results of operations or shareholders’ equity.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted during the fourth quarter of fiscal 2002 to a vote of our security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age of Officer	Office

Judith Ames Paul Age 56	Ms. Paul is the co-founder of the company and has been chairman of the board of directors since August 2002. From 1986 until July 2001, Ms. Paul served as chairman of the board, and from July 2001 until August 2002, Ms. Paul served as co-chairman with Mr. Paul. Ms. Paul has been a director since 1986. Ms. Paul acts as our spokesperson and coordinates our public relations and customer communication policies. Ms. Paul is a leading teacher advocate. Ms. Paul holds a bachelor’s degree in elementary education from the University of Illinois.
Terrance D. Paul Age 56	Mr. Paul is the co-founder of the company and has been our chief executive officer since August 2002. From July 1996 until July 2001, Mr. Paul served as vice chairman of the board and from July 2001 until August 2002, Mr. Paul served as co-chairman with Ms. Paul. Mr. Paul has been a director since 1986. Mr. Paul holds a law degree from the University of Illinois and an MBA from Bradley University. Terrance Paul is Judith Paul’s husband.
John R. Hickey Age 47	Mr. Hickey has been our president and chief operating officer since July 1996 and a director since October 1996. Mr. Hickey holds a bachelor’s degree in international business and history from the University of Wisconsin.
Michael H. Baum Age 55	Mr. Baum has been our executive vice president in charge of all organizational learning initiatives since August 2002 and a director since September 1994. From July 1996 until August 2002, Mr. Baum served as our chief executive officer. Mr. Baum holds a bachelor’s degree and a master’s degree in teaching from Yale University and an MBA from Northwestern University.

Steven A. Schmidt Age 48	Mr. Schmidt has been our vice president, chief financial officer and secretary since August 1999. From January 1998 until December 1998, he served as corporate controller for Wausau-Mosinee Paper Corporation, a specialty paper manufacturer. From June 1993 until December 1997, Mr. Schmidt was vice president finance, secretary and treasurer for Wausau Paper Mills Company, a publicly traded specialty paper manufacturer headquartered in Wausau, Wisconsin, after having served the company since August 1992 as corporate controller. Mr. Schmidt holds a bachelor’s degree in accountancy from the University of Wisconsin-LaCrosse, and is a Certified Public Accountant.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      Our common stock is traded under the symbol “RLRN” on The Nasdaq Stock Market®, and quotations are supplied by the National Association of Securities Dealers, Inc. The table below sets forth the reported high and low closing sale prices for shares of our common stock on The Nasdaq Stock Market® during the indicated quarters.

	High	Low

Fiscal year ended December 31, 2002
First Quarter	$35.650	$26.260
Second Quarter	35.300	20.220
Third Quarter	21.320	13.870
Fourth Quarter	20.990	14.580
Fiscal year ended December 31, 2001
First Quarter	$37.188	$26.063
Second Quarter	53.410	27.625
Third Quarter	52.000	28.650
Fourth Quarter	39.940	24.570

Holders

      As of February 7, 2003, there were 863 record holders of the common stock.

Historical Dividends

      For the years ended December 31, 2002 and 2001, no dividends or other distributions were paid to shareholders. We currently intend to retain all of our future earnings to fund growth, acquisition opportunities and the operation of our business. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as the board of directors may deem relevant.

Recent Sales of Unregistered Securities

      There were no sales of unregistered securities during the year ended December 31, 2002.

Item 6. Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000	1999	1998

Consolidated Income Statement Data (1)
Net sales:
Products	$109,503	$110,702	$87,004	$67,608	$44,064
Services	21,729	21,652	19,987	15,980	11,084

Total net sales	131,232	132,354	106,991	83,588	55,148

Cost of sales:
Products	11,930	14,857	11,621	7,768	4,375
Services	9,741	9,936	10,300	7,557	4,496

Total cost of sales	21,671	24,793	21,921	15,325	8,871

Gross profit	109,561	107,561	85,070	68,263	46,277
Operating expenses:
Product development	17,266	17,800	14,922	8,500	5,140
Selling and marketing	30,974	29,731	24,166	21,546	13,712
General and administrative	13,830	14,322	11,833	10,115	7,529
Purchased research and development	—	—	—	1,080	475

Total operating expenses	62,070	61,853	50,921	41,241	26,856

Operating income	47,491	45,708	34,149	27,022	19,421
Other, net	3,760	4,187	3,385	2,067	1,615

Income before taxes	51,251	49,895	37,534	29,089	21,036
Income tax provision	19,813	19,226	14,601	11,943	8,844

Net income	$31,438	$30,669	$22,933	$17,146	$12,192

Basic earnings per share (2)	$0.93	$0.89	$0.67	$0.50	$0.36
Diluted earnings per share (2)	0.92	0.88	0.67	0.50	0.36
Consolidated Balance Sheet Data
Working capital	$74,004	$83,081	$59,801	$42,900	$34,193
Total assets	147,611	159,961	118,221	88,419	68,280
Shareholders’ equity	121,236	136,531	99,670	74,935	55,059

(1)	In July 1999, we acquired Generation21 Learning Systems, LLC in a transaction accounted for as a pooling-of-interests. Accordingly, financial information for all periods presented has been restated to include the results of Generation21.

(2)	Per share data have been restated to reflect a 2-for-1 stock split in the form of a dividend effective February 26, 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Renaissance Learning, Inc. is a leading provider of learning information systems software and school improvement programs to pre-kindergarten through senior high (”pre-K-12”) schools in the United States and Canada. Our computer-based learning information systems and related training, school improvement programs, professional development and consulting help educators motivate students, accelerate learning, improve test scores, and help students master standards by increasing the quality, quantity, and timeliness of performance data available to educators to facilitate increased student practice of essential skills and support instruction.

      Our flagship product, Accelerated Reader, is software which provides information for motivating and monitoring increased literature-based reading practice and to support instruction. AR Universal, the latest version of our Accelerated Reader program, supports recorded-voice versions of quizzes on literature books for emergent readers and quizzes for assessing reading instruction assignments such as those found in reading textbooks, magazines and other curricula. Our software products also include: STAR Reading, a computer-adaptive reading test and database and Accelerated Math and STAR Math, software products that apply to math the principles that have made the reading software effective in improving academic performance. Additionally, we publish and distribute several other learning information system products, including: STAR Early Literacy, Perfect Copy, Fluent Reader, StandardsMaster, Accelerated Writer, AccelTest, MathFacts in a Flash, and Accelerated Vocabulary.

      In 2002, we released several new products: Fluent Reader repeated reading software for struggling readers; StandardsMaster instant assessment and Web-based reporting software; Accelerated Writer writing improvement system; AccelTest test preparation and management software; MathFacts in a Flash software for mastering computational fluency; and Accelerated Vocabulary vocabulary development software. In addition, we provide custom assessment software and services to educational publishers, enterprise software for training and knowledge management throughout organizations, and an optical-mark card scanner.

      We develop and perform Renaissance professional development services, which provide educators with professional development opportunities through on- and off-site seminars, consulting services, Web-based training, and educator support materials. We provide teacher training through our Reading Renaissance, Math Renaissance, Writing Renaissance, Renaissance Early Literacy, The Reading Renaissance Librarian, Renaissance Diagnosis and Intervention, Renaissance Leadership, Renaissance Classroom Management, and Renaissance Test Strategies seminars.

      Our sales are derived primarily from the sale of software products, software support agreements, and professional development services. Revenues are recorded net of an allowance for estimated returns. Allowances for bad debts are also recorded at the time of the sale. Product revenue is derived primarily from the sale of software products. We recognize revenue from sales of our off-the-shelf software products at the time of shipment to customers. We recognize revenue from the sale of software products which require significant customization or modification on the percentage-of-completion method of accounting. Revenue from subscription-based products is recognized on a straight-line basis over the subscription period.

      Service revenue is derived from (i) training seminars, (ii) consulting services, and (iii) software support agreements whereby we provide ongoing customer support as well as unspecified product upgrades if and when available. Revenue from training seminars is recognized when the seminar is performed. Revenue from consulting services is recognized as the service is performed or on a straight-line basis over the contractual period. Telephone support included with software sales has a duration of twelve months or less and is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from separately sold software support agreements is initially recorded as deferred revenue and recognized as revenue on a straight-line basis over 12 or 24 months depending on the term of the support agreement. Deferred revenue includes (i) payments received for products not yet delivered, (ii) advance payments on contract revenues, (iii) payments received for training and consulting services not yet performed, and (iv) that portion of separately sold software support agreements and subscription-based product sales, that has not yet been recognized as revenue.

      Because software products are generally shipped as orders are received, we have historically operated without a significant backlog of products. However, it is our practice to announce new products prior to the time at which such products will be ready for shipment to allow customers sufficient lead time for budgeting and curriculum purposes. This practice can result in a significant backlog for orders of new products. These orders are generally filled within a relatively short period of time after the product is ready for shipment. Registrations for training seminars are generally received from customers in advance of training events, resulting in a backlog for these services. Additionally, under district-wide implementations, customers commit to a comprehensive package of software and professional development services in advance of delivery of the products and services. The delivery of backlogged products and services in certain periods can cause those periods to have somewhat higher sales and higher sales growth rates than other periods.

      Cost of sales consists of expenses associated with sales of software products, support agreements, and professional development services. These costs include: (i) personnel-related costs, (ii) costs of purchased materials such as optical-mark card scanners, educational products, training materials, manuals and motivational items, (iii) shipping and freight costs, (iv) amortization of capitalized development costs, and (v) other overhead costs. We recognize significantly higher gross margins on our product sales than on our service sales. An optical-mark card scanner is included with the sale of all Accelerated Math site licenses and additional scanners are sold separately. The gross profit margin on hardware is not as high as the gross profit margin on software. We began shipping hardware in 1998 and as sales of hardware increased, the overall product margin percentage declined in 1999 and 2000. Late in 2001, we began selling our new lower cost scanner which resulted in an increase in the gross profit margin that we realize on hardware sales.

      We expense all development costs associated with a software product until technological feasibility is established, after which time such costs are capitalized until the product is available for general release to customers. Capitalized product development costs are amortized into cost of sales using the straight-line method over the estimated economic life of the product, which is generally estimated to be 24 months.

      In November 2000, our subsidiary, Renaissance Corporate Services, Inc., acquired the assets and business of Engineering Software Associates, Inc. (“ESA”), Minneapolis, Minnesota, a provider of test generation and tutorial software to college textbook publishers. Post-secondary textbook publishers have commissioned ESA software to support textbooks on a wide variety of subjects. Instructors using the texts can administer tests to students on paper, via networks or over the Internet.

Results of Operations

      The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	For the Years Ended
	December 31,

	2002	2001	2000

Net Sales:
Products	83.4%	83.6%	81.3%
Services	16.6	16.4	18.7

Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Products	10.9%	13.4%	13.4%
Services	44.8	45.9	51.5

Total cost of sales	16.5	18.7	20.5

Gross profit:
Products	89.1	86.6	86.6
Services	55.2	54.1	48.5

Total gross profit	83.5	81.3	79.5

Operating expenses:
Product development	13.2	13.4	13.9
Selling and marketing	23.6	22.6	22.6
General and administrative	10.5	10.8	11.1

Operating income	36.2	34.5	31.9
Other, net	2.9	3.2	3.2

Income before taxes	39.1	37.7	35.1
Income tax provision	15.1	14.5	13.7

Net income	24.0%	23.2%	21.4%

Years Ended December 31, 2002 and 2001

      Net Sales. Our net sales decreased by $1.2 million, or 0.8%, to $131.2 million in 2002 from $132.4 million in 2001. Product sales decreased by $1.2 million, or 1.1%, to $109.5 million in 2002 from $110.7 million in 2001. In 2002, we experienced revenue declines for nearly all of our products due to the current economic downturn which has resulted in school funding pressures and, consequently, decreased demand for our products. Sales of Accelerated Reader quizzes and STAR Early Literacy software increased somewhat and, together with sales of the new products we introduced in 2002, partially offset the declines in sales of our other products.

      Our new products which began shipping in 2002 include: Fluent Reader repeated reading software for struggling readers; StandardsMaster instant assessment and Web-based reporting software; Accelerated Writer writing improvement system; AccelTest test preparation and management software; MathFacts in a Flash software for mastering computational fluency; and Accelerated Vocabulary vocabulary development software. Our newest product, Accelerated Grammar and Spelling, is expected to be released prior to the beginning of the 2003-2004 school year and will replace Perfect Copy. Accelerated Grammar and Spelling uses real-world applications to help teachers build the language skills of students, and diagnose students’ grammar and spelling skills.

      Service revenue, which consists primarily of revenue from sales of training and consulting sessions and software support agreements, was $21.7 million in 2002, an increase of $77,000 over 2001, or 0.4%. Increased software support and consulting revenues were offset by a decline in our training revenues. Approximately 75,000 educators attended our Renaissance training programs in 2002 compared to approximately 80,000 in 2001.

      We believe that school funding pressures will continue into 2003 and expect that first quarter 2003 revenues will likely be down from the same quarter in 2002. Further, we believe that the positive impacts of our field sales force expansion, marketing initiatives, and the new products introduced in 2002 will result in positive year over year revenue growth in the second half of 2003 and, as a result, we expect that revenues for the full year of 2003 will be up modestly over 2002.

      Cost of Sales. The cost of sales of products decreased by $2.9 million, or 19.7%, to $11.9 million in 2002 from $14.9 million in 2001. As a percentage of product sales, the cost of sales of products decreased to 10.9% from 13.4% in 2001. Our re-engineered, lower cost AccelScan scanner, completed late in 2001, is the primary reason for the improvement in the gross profit margin on sales of products.

      The cost of sales of services decreased by $195,000, or 2.0%, to $9.7 million in 2002 from $9.9 million in 2001. As a percentage of sales of services, the cost of sales of services decreased to 44.8% in 2002 from 45.9% in 2001. The improved margin on service sales is primarily due to software support services, for which revenues increased while the related costs remained relatively constant.

      Our overall gross profit margin increased 2.2% to 83.5% in 2002 from 81.3% in 2001 due primarily to the improved profit margin on scanners.

      Product Development. Product development expenses decreased by $534,000, or 3.0%, to $17.3 million in 2002 from $17.8 million in 2001. These costs decreased primarily due to staff level and facilities cost reductions in certain subsidiary operations during 2002, and to slightly higher levels of software development costs capitalized due to the introduction of a number of new products in 2002. We continue to invest in the development of new products, enhancement of existing products, and development of tools to increase the efficiency of product development. As a percentage of net sales, product development costs decreased to 13.2% in 2002 from 13.4% in 2001. We expect product development expenses to continue at approximately these levels for the near term.

      Selling and Marketing. Selling and marketing expenses increased by $1.2 million, or 4.2%, to $31.0 million in 2002 from $29.7 million in 2001. These expenses increased primarily due to increased costs of selling at the district level, and increased wages and related benefit costs associated with hiring additional personnel to (i) support sales of our expanded product line and district contracts and (ii) pursue state and federal funding opportunities. As a percentage of net sales, selling and marketing expenses increased to 23.6% in 2002 from 22.6% in 2001. Sales and marketing expenses are expected to increase in 2003 compared to 2002 due to expansion of our field sales force, however, first quarter costs are expected to be at a similar level to first quarter of 2002.

      General and Administrative. General and administrative expenses decreased by $492,000, or 3.4%, to $13.8 million in 2002 from $14.3 million in 2001. These costs decreased primarily due to reduced wages and reduced benefit costs associated with certain staff reductions, lower professional fees, and reduced recruiting costs associated with lower levels of new general and administrative staff hires in 2002. As a percentage of net sales, general and administrative costs decreased to 10.5% in 2002 from 10.8% in 2001.

      Operating Income. Operating income increased by $1.8 million, or 3.9%, to $47.5 million in 2002 from $45.7 million in 2001. As a percentage of net sales, operating income increased to 36.2% in 2002 from 34.5% in 2001.

      Income Taxes. Income tax expense of $19.8 million was recorded in 2002 at an effective income tax rate of 38.7% compared to $19.2 million and 38.5% effective income tax rate in 2001. We expect to maintain our effective tax rate below 39.0% in 2003.

Years Ended December 31, 2001 and 2000

      Net Sales. Our net sales increased by $25.4 million, or 23.7%, to $132.4 million in 2001 from $107.0 million in 2000. Product sales increased by $23.7 million, or 27.2%, to $110.7 million in 2001 from $87.0 million in 2000. The increase in product sales is primarily attributable to (i) increased sales of math products, including follow-on sales of accelerated math libraries and optical-mark card scanners, (ii) increased sales of Accelerated Reader quizzes, to a larger base of Accelerated Reader schools, and (iii) sales of STAR Early Literacy, which was released late in the second quarter of 2001. A fourth quarter 2001 math software promotion contributed to a quarterly increase of about 1,400 schools using math products.

      Service revenue, which consists primarily of revenue from sales of training sessions and software support agreements, increased by $1.7 million, or 8.3%, to $21.7 million in 2001 from $20.0 million in 2000. The majority of this increase is attributable to a 20.5% increase in revenue recognized on software support agreements. Revenues from training sessions grew slightly over 2000. Approximately 80,000 educators attended our Renaissance training programs in 2001.

      Cost of Sales. The cost of sales of products increased by $3.2 million, or 27.8%, to $14.9 million in 2001 from $11.6 million in 2000. As a percentage of product sales, the cost of sales of products remained constant at 13.4%. Late in 2001, we completed the reengineering of our AccelScan optical-mark card scanner for lower cost. The lower cost has enabled us to lower the list price and still achieve improved margins on the new scanner sales.

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

      Product Development. Product development expenses increased by $2.9 million, or 19.3%, to $17.8 million in 2001 from $14.9 million in 2000. These expenses increased primarily due to increased staff and consulting costs associated with new product development including several new products announced in late 2001 and early 2002: Fluent Reader, StandardsMaster, Accelerated Writer, MathFacts in a Flash, Accelerated Vocabulary, and AccelTest, which shipped in 2002.

      Increased product development expenses are also attributed to: our new AccelScan optical-mark card scanner which was totally reengineered in 2001; continued development of a suite of Web-based versions of our existing core products; and new products at various stages of development. As a percentage of net sales, product development costs decreased to 13.4% in 2001 from 13.9% in 2000.

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

      General and Administrative. General and administrative expenses increased by $2.5 million, or 21.0%, to $14.3 million in 2001 from $11.8 million in 2000. The higher expenses for 2001 are largely due to increased wages and related benefit costs associated with the hiring of additional personnel, and professional fees, to support a larger base of business including Generation21 and the acquisition of Engineering Software Associates which was completed in November of 2000. As a percentage of net sales, general and administrative costs decreased to 10.8% in 2001 from 11.1% in 2000.

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

Liquidity and Capital Resources

      As of December 31, 2002, our cash, cash equivalents and investment securities were $99.8 million, down by $9.7 million from the December 31, 2001 total of $109.6 million. The net decrease is due primarily to $41.5 million in net cash provided by operating activities offset by stock repurchases of $49.0 million. We believe our strong cash position coupled with cash flow from operations will be sufficient to meet both our short-term and long-term working capital requirements.

      At December 31, 2002, we had a $15.0 million unsecured revolving line of credit with a bank which is available until March 31, 2004. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2004. The line of credit bears interest based on the prime rate less 1.0%. As of December 31, 2002, the lines of credit had not been used.

      On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of July 1, 2002 through December 31, 2002 we repurchased 2,712,572 shares at a cost of $49,155,463. Subsequently, during the period of January 1, 2003 through February 28, 2003 we repurchased 565,845 shares at a cost of $10,060,259.

Off-Balance Sheet Arrangements

      We do not utilize any special purpose entities or other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

      The foregoing discussion is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The following is a list of our critical accounting policies and is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 4 to our Notes to Consolidated Financial Statements. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and/or require management’s significant judgments and estimates.

      Revenue Recognition. We recognize revenue in accordance with Statement of Position No. 97-2 “Software Revenue Recognition” issued by the Accounting Standards Executive Committee of the AICPA. Under this accounting standard, revenue is recognized when the following have occurred: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred or a service has been performed, pricing is fixed and determinable, and collectibility is probable. Revenue is recognized as follows: (i) at the time of shipment to customers for off-the-shelf software products and related telephone support with a duration of 12 months or less sold with the product, (ii) on the percentage-of-completion basis for software products which require significant customization or modification, (iii) as seminars are performed for training, (iv) straight-line over the term of the support agreement for separately sold software support agreements,

(v) as the service is performed or on a straight-line basis over the contractual period for consulting services, and (vi) straight-line over the subscription period for subscription based products. Accordingly, management is required to make judgements as to whether pricing is fixed and determinable, whether collectibility is reasonably assured and what the percentage of completion is as of the financial reporting date.

      Expenses are recognized and matched against revenues for the reporting period presented in the financial statements. We record accruals for sales returns and doubtful accounts at the time of revenue recognition based upon historical experience. Changes in such allowances may be required if future returns or bad debt activity differs from historical experience.

      Impairment of Long-Lived Assets. We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate the recoverability of goodwill and other intangible assets with indefinite useful lives annually or more frequently if events or circumstances indicate that an asset may be impaired. Management uses judgement when applying impairment rules to determine when an impairment test is necessary. Examples of factors which could trigger an impairment review include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant adverse changes in legal factors or the business climate that impact the value of an asset.

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

      Software Support and Warranty Obligations. We record a liability for the estimated cost of software support and hardware warranty obligations at the time of sale. Estimated costs are based upon our historical cost experience of fulfilling these obligations as well as other factors that in our judgment could reasonably be expected to affect those costs, such as trends in the cost of providing telephone support and anticipated hardware warranty claim rates. If the actual costs of fulfilling these obligations differ from our estimates, it could result in additional charges to cost of sales in future periods.

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

      We record a liability for potential tax assessments based on our estimate of the potential exposure. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from our estimates and require tax provision adjustments in future periods.

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

      Our investment policy specifically defines that our investments (i) have a maximum maturity of 36 months or less, (ii) meet a minimum portfolio liquidity requirement that 10% of the portfolio shall be available on 30 days notice and not more than 30% of the portfolio will have a maturity in excess of 24 months, (iii) meet minimum credit quality requirements specified in the plan based on the type of investment, (iv) meet the concentration limit of not more than 10% in any one issuer other than the US Treasury or its agencies, or money market funds, and (v) meet certain maximum maturity or tender option limits based on its minimum credit rating. As of December 31, 2002 our investment securities had a market value of approximately $82,134,000 and a carrying value of $81,616,000.

      Our investment policy parameters preclude investment in equity securities and require that the Board of Directors review the policy annually and on an interim basis as required.

      Foreign Currency Exchange Rate Risk. The financial position and results of operations of our foreign subsidiaries are measured using local currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains or losses are deferred as a separate component of shareholders’ equity. Aggregate foreign currency transaction gains and losses are included in determining net income. As such, our operating results are affected by fluctuations in the value of the U.S. dollar compared to the Australian dollar, British pound, Canadian dollar, and Indian Rupee. At this time, foreign operations are not material.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Renaissance Learning, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheet of Renaissance Learning, Inc. (a Wisconsin Corporation) and subsidiaries, as of December 31, 2002, and the related consolidated statement of income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Renaissance Learning, Inc. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those other auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 18, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such 2002 financial statements present fairly, in all material respects, the financial position of Renaissance Learning, Inc. and subsidiaries, as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      As described in note 5 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

January 17, 2003

      THE REPORT SET FORTH BELOW IS A COPY OF A PREVIOUSLY ISSUED AUDIT REPORT BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ITS INCLUSION IN THIS FORM 10-K.

      WE WILL NOT BE ABLE TO OBTAIN THE WRITTEN CONSENT OF ARTHUR ANDERSEN LLP AS REQUIRED BY SECTION 7 OF THE SECURITIES ACT OF 1933 FOR OUR REGISTRATION STATEMENTS ON FORM S-8. ACCORDINGLY, INVESTORS WILL NOT BE ABLE TO SUE ARTHUR ANDERSEN LLP PURSUANT TO SECTION 11(a)(4) OF THE SECURITIES ACT WITH RESPECT TO ANY SUCH REGISTRATION STATEMENTS AND, THEREFORE, ULTIMATE RECOVERY ON A SUCCESSFUL CLAIM MAY BE LIMITED. THE ABILITY OF INVESTORS TO RECOVER FROM ARTHUR ANDERSEN LLP MAY ALSO BE LIMITED AS A RESULT OF ARTHUR ANDERSEN LLP’S FINANCIAL CONDITION OR OTHER MATTERS RESULTING FROM THE VARIOUS CIVIL AND CRIMINAL LAWSUITS AGAINST THAT FIRM.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Renaissance Learning, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Renaissance Learning, Inc. (a Wisconsin corporation, “the Company”) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin

January 18, 2002

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and 2001

	2002	2001

	(In Thousands, Except
	Share and Per Share
	Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,220	$35,904
Investment securities	60,269	49,288
Accounts receivable, less allowance of $1,654 in 2002 and $1,723 in 2001	12,619	12,397
Inventories	1,724	1,648
Prepaid expenses	1,411	1,063
Deferred tax asset	3,710	3,606
Other current assets	1,331	1,312

Total current assets	99,284	105,218
Investment securities	21,347	24,364
Property, plant and equipment, net	21,085	23,007
Deferred tax asset	1,942	2,238
Goodwill	2,313	2,313
Other intangibles, net	874	1,412
Capitalized software, net	659	506
Other non-current assets	107	903

Total assets	$147,611	$159,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,643	$2,769
Deferred revenue	10,397	7,184
Payroll and employee benefits	4,263	3,845
Income taxes payable	2,372	4,196
Other current liabilities	4,605	4,143

Total current liabilities	25,280	22,137
Deferred revenue	930	1,097

Total liabilities	26,210	23,234
Minority interest	165	196
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares in 2002 34,617,861 shares in 2001	347	346
Additional paid-in capital	54,423	51,702
Retained earnings	116,055	84,618
Treasury stock, at cost 2,737,672 shares in 2002; 25,100 shares in 2001	(49,480)	(325)
Accumulated other comprehensive income (loss)	(109)	190

Total shareholders’ equity	121,236	136,531

Total liabilities and shareholders’ equity	$147,611	$159,961

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(In Thousands
	Except Per Share Amounts)
Net Sales:
Products	$109,503	$110,702	$87,004
Services	21,729	21,652	19,987

Total net sales	131,232	132,354	106,991

Cost of sales:
Products	11,930	14,857	11,621
Services	9,741	9,936	10,300

Total cost of sales	21,671	24,793	21,921

Gross profit	109,561	107,561	85,070
Operating expenses:
Product development	17,266	17,800	14,922
Selling and marketing	30,974	29,731	24,166
General and administrative	13,830	14,322	11,833

Total operating expenses	62,070	61,853	50,921

Operating income	47,491	45,708	34,149
Other income:
Interest income	3,207	3,925	3,046
Other, net	553	262	339

Income before taxes	51,251	49,895	37,534
Income tax provision	19,813	19,226	14,601

Net income	$31,438	$30,669	$22,933

Earnings per share:
Basic	$0.93	$0.89	$0.67
Diluted	$0.92	$0.88	$0.67

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2000, 2001 and 2002

						Accumulated
						Other
	Common Stock(1)		Additional			Comprehensive	Total
			Paid-in	Retained	Treasury	Income	Shareholders’
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Equity

	(In Thousands)
Balance, December 31, 1999	34,183	$342	$43,621	$31,015	$—	$(43)	74,935
Net income	—	—	—	22,933	—	—	22,933
Foreign currency translation	—	—	—	—	—	(26)	(26)
Unrealized loss on securities	—	—	—	—	—	4	4

Comprehensive income	—	—	—	—	—	—	22,911
Stock repurchased for treasury	(25)	—	—	—	(325)		(325)
Employee stock purchase plan	51	—	490	—	—		490
Exercise of stock options	94	1	1,191	—	—	—	1,192
Tax benefit on stock options	—	—	461	—	—	—	461
Stock option grants to non-employees	—	—	6	—	—	—	6

Balance, December 31, 2000	34,303	343	45,769	53,948	(325)	(65)	99,670
Net income	—	—	—	30,669	—	—	30,669
Foreign currency translation	—	—	—	—	—	(6)	(6)
Unrealized gains on securities	—	—	—	—	—	261	261

Comprehensive income	—	—	—	—	—	—	30,924
Employee stock purchase plan	82	1	814	—	—	—	815
Exercise of stock options	208	2	3,215	—	—	—	3,217
Tax benefit on stock options	—	—	1,905	—	—	—	1,905

Balance, December 31, 2001	34,593	346	51,703	84,617	(325)	190	136,531
Net income	—	—	—	31,438	—	—	31,438
Foreign currency translation	—	—	—	—	—	(58)	(58)
Unrealized loss on securities	—	—	—	—	—	(241)	(241)

Comprehensive income	—	—	—	—	—	—	31,139
Stock repurchased for treasury	(2,713)	—	—	—	(49,155)	—	(49,155)
Employee stock purchase plan	43	—	1,066	—	—	—	1,066
Exercise of stock options	76	1	1,219	—	—	—	1,220
Tax benefit on stock options	—	—	378	—	—	—	378
Stock option grants to non-employees	—	—	57	—	—	—	57

Balance, December 31, 2002	31,999	$347	$54,423	$116,055	$(49,480)	$(109)	$121,236

(1)	Common Stock, $0.01 par value, 150,000,000 shares authorized.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$31,438	$30,669	$22,933
Noncash (income) expenses included in net income —
Depreciation and amortization	4,633	5,736	4,769
Amortization of investment discounts/premiums	2,146	317	(330)
Deferred income taxes	323	(938)	(194)
Change in assets and liabilities —
Accounts receivable	(221)	(1,062)	1,009
Inventories	(76)	(125)	225
Prepaid expenses	(348)	141	378
Accounts payable and other current liabilities	178	6,059	4,294
Deferred revenue	3,047	1,417	475
Other current assets	(19)	(467)	(547)
Other	439	(263)	(178)

Net cash provided by operating activities	41,540	41,484	32,834

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,572)	(2,452)	(3,720)
Purchase of investment securities	(60,816)	(68,729)	(47,910)
Maturities/sales of investment securities	50,575	38,102	22,744
Capitalized software development costs	(729)	(484)	(477)
Acquisitions	—	(704)	(2,995)

Net cash used by investing activities	(12,542)	(34,267)	(32,358)

Cash flows from financing activities:
Proceeds from issuance of stock	1,066	815	490
Proceeds from exercise of stock options	1,277	3,217	1,192
Return of equity to minority partner	—	—	(60)
Purchase of treasury stock	(49,025)	—	(325)

Net cash (used) provided by financing activities	(46,682)	4,032	1,297

Net (decrease) increase in cash	(17,684)	11,249	1,773
Cash and cash equivalents, beginning of period	35,904	24,655	22,882

Cash and cash equivalents, end of period	$18,220	$35,904	$24,655

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Consolidation

      The consolidated financial statements include the financial results of Renaissance Learning, Inc. (“Renaissance Learning”) and its subsidiaries (collectively, the “Company”). Renaissance Learning’s significant operating subsidiaries include Renaissance Corporate Services, Inc. and Generation21 Learning Systems, LLC (“Generation21”). All significant intercompany transactions have been eliminated in the consolidated financial statements.

(2) Nature of operations

      Renaissance Learning is a provider of learning information systems to pre-K-12 schools in the United States and Canada. The Company’s flagship product is the Accelerated Reader, software which provides information for motivating and monitoring increased literature-based reading practice and to support instruction. The Company’s software products also include STAR Reading, a computer-adaptive reading test and database, and Accelerated Math and STAR Math, software products that apply to math the principles that have made the reading software effective in improving academic performance. Additionally, the Company publishes and distributes several other learning information system products, including: STAR Early Literacy, Perfect Copy, Fluent Reader, StandardsMaster, Accelerated Writer, AccelTest, MathFacts in a Flash, and Accelerated Vocabulary.

      Renaissance Learning develops and performs professional development services, which provide educators with professional development opportunities through on- and off-site seminars, consulting services, Web-based training, and educator support materials. Teacher training is provided through Reading Renaissance, Math Renaissance, Writing Renaissance, Renaissance Early Literacy, The Reading Renaissance Librarian, Renaissance Diagnosis and Intervention, Renaissance Leadership, Renaissance Classroom Management, and Renaissance Test Strategies seminars.

      Renaissance Corporate Services, Inc. provides customized software to educational publishers for assessment and skills practice in math, science, and other subjects and also develops content for certain products distributed by the Company. Generation21 sells enterprise software for organization-wide training and knowledge management to corporate and governmental customers. Renaissance Learning also has subsidiaries in Australia, Canada, India, and the United Kingdom.

(3) Acquisition

      Effective November 17, 2000, the Company acquired the business and assets of Engineering Software Associates, Inc. (“ESA”), Minneapolis, Minnesota, a provider of assessment and tutorial software to college textbook publishers. The transaction was accounted for using the purchase method of accounting, with a total purchase price of $3.8 million including the assumption of less than $100,000 of certain liabilities. The purchase price was subject to post-closing adjustments related to the finalization of certain estimated working capital accounts. The purchase price was allocated based on the fair values of the assets acquired and liabilities assumed and included an allocation to intangibles and goodwill (see Note 5). The operating results of ESA are included in the consolidated financial statements of the Company since the date of acquisition.

      Pro forma data is not provided relating to the above acquisition because it would not differ significantly from historical results.

(4) Significant accounting policies

(a) Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) Revenue recognition

      The Company recognizes revenue in accordance with Statement of Position No. 97-2 “Software Revenue Recognition” issued by the Accounting Standards Executive Committee of the AICPA. Revenues are recorded net of an allowance for estimated returns. Allowances for bad debts are also recorded at the time of the sale.

      Product revenue is derived primarily from the sale of software products. The Company recognizes revenue from sales of its off-the-shelf software products at the time of shipment to customers. The Company recognizes revenue from the sale of software products which require significant modification or customization on the percentage-of-completion method of accounting. Accordingly, revenue is deferred for advance payments from customers that are in excess of revenues recognized under the percentage-of-completion method of accounting. Included in accounts receivable at December 31, 2002 and 2001 is $284,000 and $443,000, respectively, of amounts recognized as revenue under the percentage-of-completion method which are not yet billed to the customer. Revenue from subscription-based products is recognized on a straight-line basis over the subscription period.

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

      Deferred revenue includes (i) payments received for products not yet delivered, (ii) advance payments on contract revenues, (iii) payments received for training and consulting services not yet performed, and (iv) that portion of separately sold software support agreements and subscription-based product sales that has not yet been recognized as revenue.

(c) Cash and cash equivalents

      The Company considers cash amounts on deposit at banks and highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents. Debt instruments are carried at cost, which approximates market value. Cash and cash equivalents consisted of the following at December 31:

	2002	2001

	(In Thousands)
Cash and time deposits	$9,220	$14,119
Municipal obligations	9,000	20,900
Corporate notes	—	885

	$18,220	$35,904

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Investment securities

      Investment securities have an original maturity of more than three months and a remaining maturity of less than twenty-four months. As of December 31, 2002 and 2001, investment securities consisted entirely of corporate notes and municipal obligations. On January 1, 2002, we reclassified our investment securities to held-to-maturity from available-for-sale and have amortized the balance of unrealized gains and losses as allowed by the Statement of Financial Accounting Standards No. 115 (“SFAS 115”) “Accounting for Certain Investments in Debt and Equity Securities”. This reclassification of our investments did not have an impact on our reported net income for any of the periods presented.

      Investment securities consisted of the following at December 31, 2002:

	Held-to-Maturity Investment Securities

		Gross
		Unrecognized
		Holding:
	Net Carrying			Fair
	Amount	Gains	(Losses)	Value

	(In Thousands)
Due in less than 1 year:
Corporate bonds	$36,023	$157	$(17)	$36,163
Municipal bonds	24,246	85	—	24,331
Due in 1 to 2 years:
Corporate bonds	16,073	267	(3)	16,337
Municipal bonds	5,274	29	—	5,303

	$81,616	$538	$(20)	$82,134

(e) Supplemental disclosure of cash flow information

	2002	2001	2000

	(In Thousands)
Cash paid for:
Interest	$—	$—	$—
Income Taxes	20,845	16,376	11,641

(f) Inventories

      Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Inventories primarily consist of purchased materials which include optical-mark card scanners, educational products, training materials, manuals, and motivational items.

(g) Catalog and advertising costs

      Costs related to direct response advertising, primarily catalogs, are capitalized and amortized over their expected period of future benefits. At December 31, 2002 and 2001, capitalized catalog costs of approximately $65,000 and $45,000, respectively, are included in prepaid expenses. All other advertising costs are expensed the first time the advertising takes place. Advertising expenses for 2002, 2001 and 2000 were approximately $8.5 million, $9.5 million and $8.0 million, respectively.

(h) Property, plant and equipment

      Property, plant and equipment are recorded at cost and are depreciated over the estimated useful lives of the assets using principally the straight-line method for financial reporting purposes. Maintenance and repair

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the plant and equipment accounts. Depreciation expense was $3.5 million, $3.9 million and $3.6 million for 2002, 2001 and 2000, respectively.

      The estimated useful lives for property, plant and equipment are as follows: buildings-25 to 40 years; furniture, fixtures and office equipment-5 to 8 years; computer and production equipment-3 to 5 years; vehicles-5 years; and leasehold improvements-the lease term.

      Net property, plant and equipment consisted of the following at December 31:

	2002	2001

	(In Thousands)
Land and improvements	$3,637	$3,637
Buildings	15,993	16,160
Furniture, fixtures and office equipment	5,743	5,533
Computer and production equipment	10,277	9,495
Vehicles	80	129
Leasehold improvements	177	171
Construction in progress	165	139

Total property, plant and equipment	36,072	35,264
Less — accumulated depreciation and amortization	14,987	12,257

Property, plant and equipment, net	$21,085	$23,007

(i) Software development costs

      The Company capitalizes certain software development costs incurred after technological feasibility is achieved. Capitalized costs are reported at the lower of amortized cost or net realizable value. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the products which is generally estimated to be 24 months. Amortization begins when the products are available for general release to customers. All other research and development expenditures are charged to product development expense in the period incurred. When capitalized software is fully amortized, the balance is removed from capitalized software and accumulated amortization of capitalized software. Amounts capitalized were approximately $729,000, $484,000 and $477,000 in 2002, 2001 and 2000, respectively. Amortization expense of approximately $576,000, $560,000 and $391,000 for 2002, 2001 and 2000, respectively, are included in cost of sales-products in the consolidated statements of income. At December 31, 2002 and 2001, accumulated amortization of capitalized software development costs was $1,309,000 and $905,000, respectively.

(j) Sales and concentration of credit risks

      The Company grants credit to customers in the ordinary course of business. The majority of the Company’s customers are schools. Concentrations of credit risk with respect to trade receivables are limited due to the significant number of customers and their geographic dispersion. In 2002, 2001, and 2000 no customer represented more than 10% of net sales or of total accounts receivable at December 31, 2002, or 2001.

(k) Stock-based compensation

      The Company elected, as permitted by SFAS 123 “Accounting for Stock Based Compensation,” to follow the intrinsic value based method of accounting for stock options consistent with Accounting Principles

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” and to provide the pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. Under the intrinsic value method, compensation cost for stock options is measured by the excess, if any, of the quoted price of the Company’s stock at the measurement date over the exercise price. The Black-Scholes option-pricing model was used to compute the fair value of each option granted for purposes of the pro forma disclosures required by SFAS 123.

(l) Earnings per common share

      Earnings per share is computed in accordance with SFAS 128 “Earnings per Share”. Basic earnings per common share (“Basic EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding.

      Diluted earnings per common share (“Diluted EPS”) is computed similarly to Basic EPS except that the weighted average number of shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. SFAS 128 requires that the Company compute dilutive potential common shares using the treasury stock method. Under the treasury stock method, the proceeds from stock option exercises are assumed to be used by the Company to purchase common stock at the average market price during the period. The net incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) is the number of dilutive potential common shares for the Diluted EPS computation.

      The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an antidilutive effect on earnings per share. Consequently, stock options with an exercise price greater than the average market price for the period are not included in the computation of potentially dilutive common shares. For the years ended December 31, 2002, 2001 and 2000, respectively, there were 939,021; 83,833; and 485,996 options excluded from the computation of potentially dilutive common shares.

      The weighted average shares outstanding are as follows:

	2002	2001	2000

Basic weighted average shares outstanding	33,858,579	34,515,540	34,236,609
Dilutive effect of stock options	209,137	330,860	191,528

Diluted weighted average shares outstanding	34,067,716	34,846,400	34,428,137

(m) Income taxes

      The Company accounts for income taxes according to the provisions of SFAS 109, “Accounting for Income Taxes”. SFAS 109 requires an asset and liability based approach to accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between financial and tax accounting of revenue and expense items. Valuation allowances are provided when it is anticipated that some or all of a deferred tax asset is not likely to be realized.

(n) Derivative financial instruments

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard, as amended, requires that entities recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company adopted this standard on January 1, 2001. The adoption of this statement has not had an impact on the consolidated financial statements, as the Company has not utilized derivative instruments.

(o) Comprehensive income (loss)

      The Company’s comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities, which are included in accumulated other comprehensive income (loss) in the Company’s consolidated statements of shareholders’ equity. On January 1, 2002, we reclassified our investment securities to held-to-maturity from available-for-sale and have amortized the balance of unrealized gains and losses as allowed by the SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. This reclassification of our investments did not have an impact on our reported net income for any of the periods presented. At December 31, 2002, accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments.

(p) Reclassifications

      Certain previously reported amounts have been reclassified to conform with the 2002 presentation.

(5) Goodwill and other intangible assets

      On June 30, 2001, the FASB issued SFAS 142 “Goodwill and Other Intangible Assets”. Under this new standard, goodwill acquired after June 30, 2001 is not amortized over its useful life and starting January 1, 2002, amortization expense is no longer recorded for goodwill acquired on or before June 30, 2001. SFAS 142 requires that goodwill be assessed at least annually for impairment by applying a fair-value-based test.

      We adopted the provisions of SFAS 142 effective January 1, 2002. Assembled workforce does not meet the criteria of SFAS 142 for recognition apart from goodwill, therefore, as of January 1, 2002, we reclassified the $441,000 unamortized balance of assembled workforce to goodwill. SFAS 142 requires that a new fair-market-value test be applied to determine if goodwill and other intangible assets with indefinite lives are impaired based on their values as of January 1, 2002. We completed this testing in the first quarter of 2002 and again at December 31, 2002, and found no instances of impairment of our recorded goodwill. All of our goodwill and other intangible assets are assigned to our software segment.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with SFAS 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the years ended December 31, 2001 and 2000 is as follows:

	Twelve Months Ended
	December 31,

	2002	2001	2000

	(In Thousands, Except
	Per Share Amounts)
Net income:
Reported net income	$31,438	$30,669	$22,933
Goodwill amortization, net of tax	—	346	216

Pro forma net income	$31,438	$31,015	$23,149

Earnings per share:
Basic:
As reported	$0.93	$0.89	$0.67
Pro forma		0.90	0.68
Diluted:
As reported	$0.92	$0.88	$0.67
Pro forma		0.89	0.67

      For the year ended December 31, 2002, we recognized amortization expense of $538,000 on other intangibles with finite lives. No goodwill or other intangibles were acquired or impaired during the year ended December 31, 2002. During the first quarter of 2002, we retired a fully amortized $210,000 intangible related to a trade name which is no longer used by the Company. Other intangibles with finite lives are scheduled to be fully amortized by 2006 with corresponding amortization estimated to be $395,000, $286,000, and $193,000, for the years ended 2003, 2004, and 2005, respectively. The estimated useful lives are four years for algorithms and software code and five years for the non-compete agreement.

      Other intangibles consisted of the following:

	December 31, 2002			December 31, 2001

	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Amount	Amortization	Net	Amount	Amortization	Net

	(In Thousands)
Algorithms and software code	$2,124	$1,882	$242	$2,124	$1,565	$559
Trade name	—	—	—	210	210	—
Non-compete agreement	1,100	468	632	1,100	247	853

Other intangibles	$3,224	$2,350	$874	$3,434	$2,022	$1,412

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Income taxes

      The provision for income taxes consisted of:

	2002	2001	2000

	(In Thousands)
Current tax provision:
U.S. federal	$16,538	$17,409	$12,537
State and local	2,952	2,755	2,258

Total current tax provision	19,490	20,164	14,795

Deferred tax provision (benefit):
U.S. federal	313	(848)	(162)
State and local	10	(90)	(32)

Total deferred tax provision (benefit)	323	(938)	(194)

Provision for income taxes	$19,813	$19,226	$14,601

      Effective rate reconciliation:

	2002			2001		2000

	(In Thousands)
Income tax provision at statutory tax rate	$17,937	35.0%		$17,463	35.0%	$13,137	35.0%
State and local taxes, net of federal tax benefit	1,925	3.8%		1,732	3.4%	1,424	3.8%
Other	(49)	(0.1%	)	31	0.1%	40	0.1%

Provision for income taxes	$19,813	38.7%		$19,226	38.5%	$14,601	38.9%

      Deferred tax assets consisted of the following at December 31:

	2002	2001

	(In Thousands)
Current deferred tax assets:
Deferred revenue	$1,303	$1,491
Expenses not currently deductible	2,407	2,115

Net current deferred tax assets	3,710	3,606

Noncurrent deferred tax assets:
Deferred revenue	101	186
Depreciation and amortization	296	247
Intangibles	1,545	1,805

Net noncurrent deferred tax assets	1,942	2,238

Total deferred tax assets	$5,652	$5,844

(7) Lines of credit

      The Company has a $15.0 million unsecured revolving line of credit with a bank, which is available until March 31, 2004. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at the option of the Company and is determined at the time of borrowing. The Company also has a $2.0 million unsecured revolving line of

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit with a bank available until April 30, 2004. The line of credit bears interest based on the prime rate less 1.0%. As of December 31, 2002, the lines of credit had not been used.

(8) Lease commitments

      The Company is party to various operating leases for equipment and for office facilities at some of its subsidiaries. Rent expense for 2002, 2001 and 2000 was approximately $1,106,000, $1,057,000 and $840,000, respectively.

      Future approximate minimum rental payments (including estimated operating costs) required under operating leases as of December 31, 2002 are as follows:

(In Thousands)
2003	$1,042
2004	859
2005	839
2006	512
2007	154

(9) Litigation

      The Company is subject to various claims and proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately arise from the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or shareholders’ equity.

(10) Defined contribution benefit plan

      The Company has a defined contribution 401(k) benefit plan covering all of its full-time employees meeting certain service requirements. The plan provided for matching employer contributions based on 66% of employees’ elective contributions up to 6% of compensation. The plan allowed employee contributions of up to 15% of compensation subject to the statutory maximum deferred amount. Discretionary employer contributions may also be made to the plan. There were no discretionary contributions made in 2002, 2001 or 2000. Expense under the plan totaled approximately $1,071,000 in 2002, $1,002,000 in 2001 and $814,000 in 2000.

      In 2003, the plan will provide for matching employer contributions based on 75% of employees’ elective contributions up to 6% of compensation. The Company is also changing to a four-year vesting schedule for the company contributions versus immediate vesting in prior years. The plan will allow employee contributions of up to 50% of wages subject to the statutory maximum deferral amount.

(11) Stock option plan

      The Company has established the 1997 Stock Incentive Plan (the “Plan”) for its officers, key employees, non-employee directors and consultants. Options granted under the plan may be in the form of nonqualified stock options (“NSO”) or incentive stock options which comply with Section 422 of the Internal Revenue Code (“ISO”). A combined maximum of 3,000,000 options, stock appreciation rights (“SARs”) and share awards may be granted under the plan. Of this amount, not more than 1,500,000 shares may be subject to ISOs. The exercise price of the stock options is the market value of the common stock at the date of grant. Generally, the options vest and become exercisable ratably over a four-year period, commencing one year after the grant date. The options expire 10 years from the grant date.

      Had compensation cost been determined for the Company’s stock option portion of the plan based on the fair value at the grant dates for awards consistent with the alternative method set forth under SFAS 123, the

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	2002	2001	2000

	(In Thousands, Except
	Per Share Amounts)
Net Income
As reported	$31,438	$30,669	$22,933
Deduct: total stock-based compensation expense Determined under fair-value based method for all awards, net of tax	4,429	5,129	4,157
Pro forma	$27,009	$25,540	$18,776
Diluted net income per common share
As reported	$0.92	$0.88	$0.67
Pro forma	0.80	0.73	0.55
The per share weighted average fair value of options
Granted under the Plan during the year is:	$16.01	$27.36	$23.57

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: dividend yield of 0%, expected volatility of 80.27%, 85.19% and 88.12%, risk-free interest rates of 3.91%, 4.78% and 6.21%, and expected lives of 6, 10 and 10 years for the options.

      As of December 31, 2002, only NSOs have been granted; no ISOs, SARs or share awards have been granted under the plan. A summary of stock option activity under the plan for 2002, 2001 and 2000 is as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of year	1,421,911	$22.06	1,348,152	$18.27	1,271,268	$16.24
Granted	578,857	22.40	384,422	31.83	235,382	26.79
Exercised	(75,557)	16.15	(207,310)	15.47	(94,215)	12.65
Cancelled	(106,954)	26.45	(103,353)	22.21	(64,283)	17.61

Outstanding at end of year	1,818,257	22.16	1,421,911	22.06	1,348,152	18.27

Options exercisable at end of year	839,512	$19.06	580,478	$16.08	421,889	$14.56

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2002

		Weighted Average			Weighted Average
Range of	Options	Remaining	Weighted Average	Options	Exercise Price of
Exercise price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable Options

$ 8.00 to $13.00	275,372	5.73	$9.60	238,451	$9.30
$13.00 to $16.50	194,438	5.76	14.08	186,332	14.04
$16.50 to $18.50	354,635	9.60	16.92	5,025	17.16
$18.50 to $22.00	257,215	6.65	20.49	185,432	20.50
$22.00 to $30.00	179,641	8.03	28.76	55,853	28.35
$30.00 to $33.50	310,063	8.53	31.33	65,761	30.14
$33.50 to $51.58	246,893	7.97	35.45	102,658	36.16

$ 8.00 to $51.58	1,818,257	7.63	$22.16	839,512	$19.06

(12) Employee stock purchase plan

      Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan (“ESPP”) which allows employees to purchase shares of common stock through payroll deductions, up to 10% of eligible compensation. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. A total of 500,000 shares are available for purchase under the plan. The Company has elected to apply APB 25 “Accounting for Stock Issued to Employees”, as amended by FASB Interpretation No. 44 (“FIN 44”), in accounting for its stock-based plans. Accordingly, the Company does not recognize compensation expense for employee stock purchases. The Company issued approximately 65,000 shares of common stock in January 2003 for fiscal 2002, 43,000 shares in January 2002 for fiscal 2001, and 82,000 shares in January 2001 for fiscal 2000 with respect to the plan, at a per share price, representing 85% of the fair market value as described above, of $16.07, $24.65, and $9.93 respectively.

      In 2003, the Company does not intend to offer the ESPP to its employees.

(13) Shareholders’ equity

      On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of July 1, 2002 through December 31, 2002 we repurchased 2,712,572 shares at a cost of $49,155,463.

      On April 14, 1999, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the authorized common stock of the Company from 50,000,000 shares to 150,000,000 shares with a $.01 par value per share. The Company’s Amended and Restated Articles of Incorporation also includes authorization to issue up to 5,000,000 shares of preferred stock with a $.01 par value per share. No preferred stock has been issued.

(14)	Segment reporting

      The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: software and training.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The software segment produces learning information system software primarily for the pre-K-12 school market in the United States, Canada, the United Kingdom and Australia. The software assists educators in assessing and monitoring student development by increasing the quantity, quality and timeliness of student performance data in the areas of reading, math and writing. The software segment also includes training and knowledge management enterprise software, which is currently sold primarily to corporate and government customers, and custom assessment software and services sold to educational publishers. Revenue from the software segment includes product revenue from the sale of software and scanners sold with software or sold separately, and service revenue from the sale of software support agreements.

      The training segment provides professional development opportunities for educators through on- and off-site seminars, consulting services, Web-based training, and educator support materials. Revenue from the training segment includes service revenue from a variety of seminars presented in hotels and schools across the country, from consulting services, and from the annual National School Renaissance Conference, and product revenue from the sale of educator resource materials.

      The accounting policies of the reportable segments are the same as those described in Note 4 of Notes to Consolidated Financial Statements. Intersegment sales and transfers and revenue derived outside of the United States are not significant.

      Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Software	Training	Total

	(In Thousands)
2002
Revenues	$113,825	$17,407	$131,232
Operating income (loss)	49,259	(1,768)	47,491
Total assets	136,129	11,482	147,611
Capital expenditures	1,067	505	1,572
Depreciation and amortization	3,757	876	4,633
2001
Revenues	$114,472	$17,882	$132,354
Operating income (loss)	46,108	(400)	45,708
Total assets	148,763	11,198	159,961
Capital expenditures	1,490	962	2,452
Depreciation and amortization	4,776	960	5,736
2000
Revenues	$91,319	$15,672	$106,991
Operating income (loss)	34,616	(467)	34,149
Total assets	106,575	11,646	118,221
Capital expenditures	2,909	811	3,720
Depreciation and amortization	3,882	887	4,769

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

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Quarterly results of operations (unaudited)

      The following table sets forth unaudited consolidated income statement data for each quarter of the Company’s last two fiscal years. The unaudited quarterly financial information has been prepared on the same basis as the annual information presented in the consolidated financial statements and, in management’s opinion, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information provided. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Amounts)
2002:
Net sales	$34,689	$33,220	$32,428	$30,895
Gross profit	28,593	28,453	26,909	25,606
Operating income	11,693	13,319	11,649	10,830
Income tax provision	4,896	5,605	4,829	4,483
Net income	7,755	8,803	7,714	7,166
Basic and diluted earnings per share	0.22	0.25	0.23	0.22
Common stock price per share:
High	35.650	35.300	21.320	20.990
Low	26.260	20.220	13.870	14.580
2001:
Net sales	$30,181	$32,666	$36,551	$32,956
Gross profit	23,210	26,973	29,885	27,493
Operating income	7,412	11,338	14,837	12,121
Income tax provision	3,234	4,810	6,118	5,064
Net income	5,167	7,683	9,731	8,088
Basic and diluted earnings per share	0.15	0.22	0.28	0.23
Common stock price per share:
High	37.188	53.410	52.000	39.940
Low	26.063	27.625	28.650	24.570

(16)	Recent accounting pronouncements

      In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”, which requires entities to recognize the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period incurred, if a reasonable estimate of the fair value can be made. We are required to adopt SFAS 143 on January 1, 2003. The adoption is not expected to have a material impact on our financial position, results of operations or shareholders’ equity.

      In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. Under SFAS 144, the presentation of discontinued operations is broadened to include a component of an entity rather than being limited to a segment of a business. Also, accrual of future operating losses of discontinued businesses will no longer be permitted. We were required to adopt SFAS 144 on January 1, 2002. The adoption had no impact on our financial position, results of operations or shareholders’ equity.

      In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting associated with exit or disposal activities.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under SFAS 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. We are required to adopt SFAS 146 for all exit and disposal activities initiated after December 31, 2002. The adoption is not expected to have a material impact on our financial position, results of operations or shareholders’ equity.

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. The adoption is not expected to have a material impact on our financial position, results of operations or shareholders’ equity.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123 “Accounting for Stock-Based Compensation”. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The disclosure requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 is not expected to have a material impact on our financial position, results of operations or shareholders’ equity.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      We changed independent accountants in May 2002 from Arthur Andersen LLP to Deloitte & Touche LLP. Information regarding the change in accountants was reported in our current report on Form 8-K dated May 22, 2002.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      (a) Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

      (b) Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2003 under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

      (c) Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2003 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

Item 11.	Executive Compensation

      The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2003 under the captions “Executive Compensation,” “Non-Employee Director Compensation,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Performance Graph,” which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2003 under the captions “Security Ownership of Management and Certain Beneficial Owners” and “Proposal Two: Approval of the Company’s 1997 Stock Incentive Plan, as Amended and Restated,” which information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2003 under the caption “Certain Relationships and Transactions,” which information is incorporated by reference herein.

Item 14.	Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control procedures and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements.

Consolidated Financial Statements

Independent Auditors’ Report

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

      See the Exhibit Index, which is incorporated by reference herein.

(a)(3) Exhibits.

      See (c) below.

(b) Reports on Form 8-K.

      There were no reports on Form 8-K filed for the three months ended December 31, 2002.

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

RENAISSANCE LEARNING, INC.

By:	/s/ TERRANCE D. PAUL

Terrance D. Paul
Chief Executive Officer

Date: March 7, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name		Title	Date

/s/ TERRANCE D. PAUL Terrance D. Paul		Chief Executive Officer and a Director (Principal Executive Officer)	March 7, 2003

/s/ STEVEN A. SCHMIDT Steven A. Schmidt		Secretary, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2003
Directors: Judith A. Paul, John R. Hickey, Michael H. Baum, Timothy P. Welch, Addison L. Piper, John H. Grunewald, Gordon H. Gunnlaugsson, and Harold E. Jordan

By:	/s/ TERRANCE D. PAUL Terrance D. Paul Attorney-In-Fact*		March 7, 2003

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

Section 302 Certification of Periodic Report

I, Terrance D. Paul, certify that:

1. I have reviewed this annual report on Form 10-K of Renaissance Learning, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ TERRANCE D. PAUL

Terrance D. Paul
Chief Executive Officer

Section 302 Certification of Periodic Report

I, Steven A. Schmidt, certify that:

1. I have reviewed this annual report on Form 10-K of Renaissance Learning, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ STEVEN A. SCHMIDT

Steven A. Schmidt
Chief Financial Officer, Secretary and Vice President

Exhibit Index

Exhibit
Number	Exhibit

3.1	Amended and Restated Articles of Incorporation of Registrant, as amended.(10)
3.2	Amended and Restated By-laws of Registrant, as amended.(7)
4.1	Form of Stock Certificate.(2)
10.1	1997 Stock Incentive Plan (as amended and restated).(3)*
10.3(a)	Credit Agreement dated as of December 31, 1997, by and between Norwest Bank Wisconsin, National Association and Registrant.(4)
10.3(b)	First Amendment to Credit Agreement dated as of December 31, 1997, by and between Norwest Bank Wisconsin, National Association and Registrant.(7)
10.3(c)	Second Amendment to Credit Agreement dated as of December 31, 1997, by and between Norwest Bank Wisconsin, National Association and Registrant.(7)
10.3(d)	Third Amendment to Credit Agreement dated as of December 31, 1997, by and between Wells Fargo Bank Wisconsin, National Association (formerly known as Norwest Bank Wisconsin, National Association) and Registrant.(9)
10.3(e)	Fourth Amendment to Credit Agreement dated as of December 31, 1997, by and between Wells Fargo Bank, National Association (as successor in interest to Wells Fargo Bank Wisconsin, National Association) and Registrant.(11)
10.4	Amended and Restated Employee Stock Purchase Plan.(9)*
10.5	Office Lease dated as of December 17, 1998 by and between Athena Holdings LLC and Institute for Academic Excellence, Inc.(5)
10.6	Real Estate Mortgage dated December 17, 1998 between Athena Holdings LLC and Registrant.(5)
10.7	Expense Allocation Agreement dated October 19, 1999 between Registrant, Judith A. Paul and Terrance D. Paul.(6)
10.8	Letter Agreement between Registrant and John R. Hickey dated March 12, 2001.(10)*
16.1	Letter of Arthur Andersen LLP regarding change in certifying accountant.(12)
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Arthur Andersen LLP (omitted pursuant to Rule 437a under the Securities Act of 1933).
24.1	Directors’ Powers of Attorney.
99.1	Schedule II — Valuation and Qualifying Accounts.
99.2	Section 906 Certification by Terrance D. Paul, Chief Executive Officer.
99.3	Section 906 Certification by Steven A. Schmidt, Chief Financial Officer.

(1)	[Reserved].

(2)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 0-22187).

(3)	Incorporated by reference to Registrant’s Form S-8 filed on October 28, 1997 (Registration No. 333-38867).

(4)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1997 (SEC File No. 0-22187).

(5)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1998 (SEC File No. 0-22187).

(6)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 0-22187).

(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 0-22187).

(8)	[Reserved].

(9)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-22187).

(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 0-22187).

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-22187)

(12)	Incorporated by reference to Registrant’s Form 8-K dated May 22, 2002 (SEC File No. 0-22187).

*	Management contracts or compensatory plans or arrangements.

THE REGISTRANT WILL FURNISH A COPY OF ANY OF THE FOREGOING EXHIBITS UPON THE REQUEST OF A SHAREHOLDER AFTER THE PAYMENT OF A FEE BY SUCH SHAREHOLDER WHICH SHALL REPRESENT REGISTRANT’S REASONABLE EXPENSES INCURRED IN FURNISHING ANY SUCH EXHIBIT.