Form 10-Q
period 2003-03-31
RENAISSANCE LEARNING INC
filed 2003-05-13
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ........................... TO ...........................

Commission file number: 0-22187

RENAISSANCE LEARNING, INC.
(Exact name of Registrant as Specified in its Charter)

Wisconsin (State or other jurisdiction of incorporation)	39-1559474 (I.R.S. Employer Identification No.)

2911 Peach Street
P.O. Box 8036
Wisconsin Rapids, Wisconsin
(Address of principal executive offices)

54495-8036
(Zip Code)

(715) 424-3636
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Common Stock, $0.01 par value	30,973,574

RENAISSANCE LEARNING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I - FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	1

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2003 and 2002	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	12

- Index -

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2003	December 31, 2002

	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,695	$18,220
Investment securities	59,602	60,269
Accounts receivable, less allowances of $1,649 in 2003 and $1,654 in 2002	10,731	12,619
Inventories	1,722	1,724
Prepaid expenses	1,209	1,411
Deferred tax asset	3,741	3,710
Other current assets	1,255	1,331

Total current assets	96,955	99,284
Investment securities	15,917	21,347
Property, plant and equipment, net	21,897	21,085
Deferred tax asset	1,997	1,942
Goodwill	2,313	2,313
Other intangibles, net	740	874
Capitalized software, net	583	659
Other non-current assets	34	107

Total assets	$140,436	$147,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,408	$3,643
Deferred revenue	9,464	10,397
Payroll and employee benefits	3,963	4,263
Income taxes payable	3,759	2,372
Other current liabilities	4,295	4,605

Total current liabilities	24,889	25,280
Deferred revenue	777	930

Total liabilities	25,666	26,210
Minority interest	160	165
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at Dec. 31, 2002 and March 31, 2003	347	347
Additional paid-in capital	54,288	54,423
Retained earnings	123,715	116,055
Treasury stock, at cost 3,535,073 shares March 31, 2003; 2,737,672 shares Dec. 31, 2002	(63,560)	(49,480)
Accumulated other comprehensive loss	(180)	(109)

Total shareholders’ equity	114,610	121,236

Total liabilities and shareholders’ equity	$140,436	$147,611

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended
	March 31,
	2003	2002

	(In Thousands, Except Per Share Amounts)
Net sales:
Products	$27,190	$28,885
Services	7,036	5,804

Total net sales	34,226	34,689

Cost of sales:
Products	3,169	2,864
Services	3,356	3,232

Total cost of sales	6,525	6,096

Gross profit	27,701	28,593
Operating expenses:
Product development	4,463	4,446
Selling and marketing	8,102	8,491
General and administrative	3,463	3,963

Total operating expenses	16,028	16,900

Operating income	11,673	11,693
Other income:
Interest income	555	862
Other, net	177	96

Income before taxes	12,405	12,651
Income tax provision	4,745	4,896

Net income	$7,660	$7,755

Earnings per share:
Basic	$0.24	$0.22
Diluted	$0.24	$0.22

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2003	2002

	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$7,660	$7,755
Noncash (income) expenses included in net income -
Depreciation and amortization	1,099	1,216
Amortization of investment discounts/premiums	500	503
Deferred income taxes	(86)	(49)
Change in assets and liabilities -
Accounts receivable	1,888	(3,372)
Inventories	2	101
Prepaid expenses	202	124
Accounts payable and other current liabilities	366	3,298
Deferred revenue	(1,086)	(773)
Other current assets	75	(378)
Other	2	109

Net cash provided by operating activities	10,622	8,534

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,637)	(469)
Purchase of investment securities	(14,208)	(27,004)
Maturities/sales of investment securities	19,805	12,941
Capitalized software development costs	(69)	(104)

Net cash provided (used) by investing activities	3,891	(14,636)

Cash flows from financing activities:
Proceeds from issuance of stock	1,047	1,066
Proceeds from exercise of stock options	105	358
Purchase of treasury stock	(15,190)	—

Net cash (used) provided by financing activities	(14,038)	1,424

Net increase (decrease) in cash	475	(4,678)
Cash and cash equivalents, beginning of period	18,220	35,904

Cash and cash equivalents, end of period	$18,695	$31,226

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Consolidation

     The condensed consolidated financial statements include the financial results of Renaissance Learning, Inc. (“Renaissance Learning”) and our subsidiaries. Our significant subsidiaries include Renaissance Corporate Services, Inc. and Generation21 Learning Systems, LLC (“Generation21”). All significant intercompany transactions have been eliminated in the condensed consolidated financial statements.

2.     Basis of Presentation

     The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2002, which is on file with the U.S. Securities and Exchange Commission.

     The results of operations for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

3.     Earnings Per Common Share

     Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding. Diluted earnings per common share has been computed based on the weighted average number of common shares outstanding, increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

     On April 17, 2002, our Board of Directors authorized a new repurchase program which provides for the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of January 1, 2003 through March 31, 2003, we repurchased 868,000 shares at a cost of $15.4 million under the current repurchase program. Through March 31, 2003, the cumulative shares repurchased under the current program were 3,581,000 at a cost of $64.5 million.

     The weighted average shares outstanding are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Basic weighted average shares outstanding	31,655,298	34,644,242
Dilutive effect of stock options	112,282	274,205
Diluted weighted average shares outstanding	31,767,580	34,918,447

4.     Comprehensive Income

     Total comprehensive income was $7,589,000 and $7,604,000 in the first quarter of 2003 and 2002, respectively. Our comprehensive income includes foreign currency translation adjustments. In 2002, our comprehensive income also included the remaining unamortized balance of unrealized gains and losses on our held-to-maturity securities that were previously classified as available-for-sale.

5.     Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill is not amortized but is tested at least annually for impairment. Our other intangible assets have finite lives and are amortized over their estimated useful lives of four years for algorithms and software code, and five years for the non-compete agreement.

     For the three months ended March 31, 2003 and 2002, we recognized amortization expense on other intangibles of $134,000 and $135,000, respectively. No goodwill or other intangibles were acquired or impaired during the first quarter of 2003. Other intangibles consisted of the following (in thousands):

	March 31, 2003			December 31, 2002

	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Amount	Amortization	Net	Amount	Amortization	Net

Algorithms and software code	$2,124	$1,961	$163	$2,124	$1,882	$242
Non-compete agreement	1,100	523	577	1,100	468	632

Other intangibles	$3,224	$2,484	$740	$3,224	$2,350	$874

     Other intangibles are scheduled to be fully amortized by 2006 with corresponding amortization estimated to be $261,000, $286,000, and $193,000, for the remainder of 2003 and the years ended 2004, and 2005, respectively.

6.     Stock Option Plan

     We have established the 1997 Stock Incentive Plan for our officers, key employees, non-employee directors and consultants. Had compensation cost been determined for our stock option portion of the plan based on the fair value at the grant dates for awards consistent with the alternative method set forth under SFAS 123, our net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the Three Months Ended
	March 31,
	2003	2002

	(In thousands, except per share amounts)
Net Income:
As reported	$7,660	$7,755
Deduct: total stock-based compensation expense determined under fair-value based method for all awards, net of tax	917	1,107

Pro forma	$6,743	$6,648

Earnings per share:
Basic:
As reported	$0.24	$0.22
Pro forma	0.21	0.19
Diluted:
As reported	$0.24	$0.22
Pro forma	0.21	0.19

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the first quarters of 2003 and 2002 respectively: dividend yield of 0% and 0%, expected volatility of 77.39% and 81.64%, risk-free interest rates of 2.97% and 4.63%, and expected lives of 6 years and 6 years for the options.

7.     Segment Reporting

     Our reportable segments are strategic business units that offer different products and services. We have two reportable segments: software and training.

     Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended
	March 31,
	2003	2002

	(In thousands)
Revenues:
Software	$28,613	$29,707
Training	5,613	4,982

Total revenues	$34,226	$34,689

Operating income (loss):
Software	$11,511	$12,528
Training	162	(835)

Total operating income	$11,673	$11,693

     At this time, revenues derived outside the United States are not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain consolidated income statement data in dollars and as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended March 31,

	2003		2002		Change

			(Dollars In Thousands)
Net Sales:
Products	$27,190	79.4%	$28,885	83.3%	$(1,695)	-5.9%
Services	7,036	20.6%	5,804	16.7%	1,232	21.2%

Total net sales	34,226	100.0%	34,689	100.0%	(463)	-1.3%

Cost of sales:
Products	3,169	11.7%	2,864	9.9%	305	10.6%
Services	3,356	47.7%	3,232	55.7%	124	3.8%

Total cost of sales	6,525	19.1%	6,096	17.6%	429	7.0%

Gross profit:
Products	24,021	88.3%	26,021	90.1%	(2,000)	-7.7%
Services	3,680	52.3%	2,572	44.3%	1,108	43.1%

Total gross profit	27,701	80.9%	28,593	82.4%	(892)	-3.1%

Operating expenses:
Product development	4,463	13.0%	4,446	12.8%	17	0.4%
Selling and marketing	8,102	23.7%	8,491	24.5%	(389)	-4.6%
General and administrative	3,463	10.1%	3,963	11.4%	(500)	-12.6%

Total operating expenses	16,028	46.8%	16,900	48.7%	(872)	-5.2%

Operating income	11,673	34.1%	11,693	33.7%	(20)	-0.2%
Other income:
Interest income	555	1.6%	862	2.5%	(307)	-35.6%
Other, net	177	0.5%	96	0.3%	81	84.4%

Total other income	732	2.1%	958	2.8%	(226)	-23.6%

Income before taxes	12,405	36.2%	12,651	36.5%	(246)	-1.9%
Income tax provision	4,745	13.9%	4,896	14.1%	(151)	-3.1%

Net income	$7,660	22.4%	$7,755	22.4%	$(95)	-1.2%

Three Months Ended March 31, 2003 and 2002

     Net Sales. Our net sales decreased by $463,000, or 1.3%, to $34.2 million in the first quarter of 2003 from $34.7 million in the first quarter of 2002. Product sales decreased by $1.7 million, or 5.9%, to $27.2 million in the first quarter of 2003 from $28.9 million in the first quarter of 2002. Revenues decreased for nearly all of our established products due to the continued negative trend in the school funding environment which has resulted in lowered demand for our products. Sales of our six new products, which were introduced in 2002, were not sufficient to fully offset the decline in revenues from our established products.

     Service revenue, which consists of revenue from sales of training sessions, our annual National Conference, and software support agreements, for the first quarter of 2003 was $7.0 million, an increase of $1.2 million from the first quarter 2002 revenues of $5.8 million. Both software support agreement revenues, and revenues from training sessions (which include the National Conference), grew by slightly more than 20% over the first quarter 2002. Our training business benefited from increased levels of school districts under contract for professional development services. Additionally, software support revenues have remained strong despite the market downturn as our customers continue to renew support plans on products they have previously purchased.

     We are expecting second quarter sales to be approximately flat compared to our prior year sales as school funding pressures are anticipated to continue. For the full year 2003, we continue to expect slight growth in sales and earnings with the growth in the second half of the year coming from new products and the expansion of our field sales force. Accelerated Grammar and Spelling is expected to be ready to ship by the beginning of the 2003-2004 school year. Accelerated Grammar and Spelling, which replaces our Perfect Copy software product, provides teachers with information to closely monitor student’s progress in writing skills, including grammar, usage, mechanics, and spelling.

     Cost of Sales. The cost of sales of products increased by $305,000, or 10.6%, to $3.2 million in the first quarter of 2003 from $2.9 million in the first quarter of 2002. As a percentage of product sales, the cost of sales of products increased to 11.7% in the first quarter of 2003 from 9.9% in the first quarter of 2002. This increase is partly due to a slight reduction in scanner profitability. We reduced the pricing on our new scanner model twice during 2002. The cost of sales of services increased by $124,000, or 3.8%, to $3.4 million in the first quarter of 2003 from $3.2 million in the first quarter of 2002. As a percentage of sales of services, the cost of sales of services decreased to 47.7% in the first quarter of 2003 from 55.7% in the first quarter of 2002. This decrease is mainly attributable to lower costs at our annual National Renaissance Conference held in Nashville versus costs in San Antonio last year. Our overall gross profit margin was 80.9% in the first quarter of 2003, compared to 82.4% in the first quarter of 2002. This decline in gross profit margin is primarily related to services making up a larger portion of the total sales for the first quarter in 2003 as compared to 2002.

     Product Development. Product development expenses were $4.5 million in the first quarter of 2003, which was essentially flat compared to the first quarter of 2002. We continue to invest in product development related to (i) the development of additional Accelerated Reader quizzes, StandardsMaster content, and content libraries for our other software products, (ii) enhanced versions of our existing products, (iii) new products at various stages of development which we expect to announce in the future, and (iv) the development of tools to increase the efficiency of product development. As a percentage of net sales, product development costs increased to 13.0% in the first quarter of 2003 from 12.8% in the first quarter of 2002 primarily due to the decline in sales. We expect product development costs to continue at approximately the same level as first quarter 2003 for the near-term.

     Selling and Marketing. Selling and marketing expenses of $8.1 million in the first quarter of 2003 were down by $389,000, or 4.6%, from $8.5 million in the first quarter of 2002. As a percentage of net sales, selling and marketing expenses decreased to 23.7% in the first quarter of 2003 from 24.5% in the first quarter of 2002. The reduction in selling and marketing expenses was the result of increased internal efficiencies including the consolidation of our inside sales forces of our K-12 training and software businesses. Second quarter 2003 selling and marketing costs are expected to be at approximately the same level as the second quarter 2002.

     General and Administrative. General and administrative expenses decreased by $500,000, or 12.6%, to $3.5 million in the first quarter of 2003 from $4.0 million in the first quarter of 2002. These costs, which represent the expected approximate level of quarterly general and administrative costs over the near-term, were lower than last year due to some increased wages and related benefit costs, and higher professional fees in the first quarter 2002. As a percentage of net sales, general and administrative costs decreased to 10.1% in the first quarter of 2003 compared to 11.4% in the first quarter of 2002.

     Operating Income. Operating income remained relatively constant at $11.7 million in the first quarter of 2003, the same as reported in the first quarter of 2002. As a percentage of net sales, operating income increased to 34.1% in the first quarter of 2003 compared to 33.7% in the first quarter of 2002.

     Income Tax Expense. Income tax expense of $4.7 million was recorded in the first quarter of 2003 at an effective income tax rate of 38.3% of pre-tax income, compared to $4.9 million, or 38.7% of pre-tax income in the first quarter of 2002. We expect to maintain our effective tax rate at or below 38.5% for the balance of 2003.

Liquidity and Capital Resources

     As of March 31, 2003, our cash, cash equivalents and investment securities were $94.2 million, down $5.6 million from the December 31, 2002 total of $99.8 million. The decrease of $5.6 million in the first quarter of 2003 is primarily due to $10.6 million in net cash provided by operating activities offset by cash paid for stock repurchases of $15.2 million during the first quarter of 2003. Our operating cash flow during the first quarter of 2003 benefited from exceptionally strong accounts receivable collections and favorable timing of contract payment terms on district contracts. We believe our strong cash position coupled with cash flow from operations will be sufficient to meet both our short-term and long-term working capital requirements.

     At March 31, 2003, we had a $15.0 million unsecured revolving line of credit with a bank that is available until March 31, 2004. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank, which is available until April 30, 2004. The line of credit bears interest based on the prime rate less 1.0%. As of March 31, 2003, the lines of credit had not been used.

     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of January 1, 2003 through March 31, 2003, we repurchased 868,000 shares at a cost of $15.4 million under this repurchase program. Subsequently, during the period of April 1 through April 30, 2003, we repurchased 258,000 shares at a cost of $4.7 million.

Off-Balance Sheet Arrangements

     We do not utilize any special purpose entities or other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. We have not made any changes in judgments, estimates or assumptions since December 31, 2002 that had a significant effect on the reported amounts. The following represents a summary of our critical accounting policies defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and/or require management’s significant judgments and estimates.

     Revenue Recognition. We recognize revenue in accordance with Statement of Position No. 97-2 “Software Revenue Recognition” issued by the Accounting Standards Executive Committee of the AICPA. Under this accounting standard, revenue is recognized when the following have occurred: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred or a service has been performed, pricing is fixed and determinable, and collectibility is probable. Revenue is recognized as follows: (i) at the time of shipment to customers for off-the-shelf software products and related telephone support with a duration of 12 months or less sold with the product, (ii) on the percentage of completion basis for software products which require significant customization or modification, (iii) as seminars are performed for training, (iv) straight-line over the term of the support agreement for separately sold software support agreements, and (v) as the service is performed or on a straight-line basis over the contractual period for consulting services, and (vi) straight-line over the subscription period for subscription based products. Accordingly, management is required to make judgments as to whether pricing is fixed and determinable, whether collectibility is reasonably assured and the percentage of completion as of the financial reporting date.

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

     Software Support and Warranty Obligations. We record a liability for the estimated cost of software support and warranty obligations at the time of sale. Estimated costs are based upon our historical cost experience of fulfilling these obligations as well as other factors that in our judgment could reasonably be expected to affect those costs, such as trends in the cost of providing telephone support and anticipated hardware warranty claim rates. If the actual costs of fulfilling these obligations differ from our estimates, it could result in additional charges to cost of sales in future periods.

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

     We record a liability for potential tax assessments based on our estimate of the potential exposure. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates and require tax provision adjustments in future periods.

Forward-Looking Statements

     In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements relating to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include (i) a delay or reduction in school purchases of our products due to state budgetary constraints resulting in a reduction in the funds available to schools and (ii) those factors identified in Item 1, Business, Forward-Looking Statements, contained in our Form 10-K for the year ended December 31, 2002, which factors are incorporated herein by reference to such Form 10-K.

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

     Our investment policy specifically defines that our investments (i) have a maximum maturity of 36 months or less, (ii) meet a minimum portfolio liquidity requirement that 10% of the portfolio shall be available on 30 days notice and not more than 30% of the portfolio will have a maturity in excess of 24 months, (iii) meet minimum credit quality requirements specified in the plan based on the type of investment, (iv) meet the concentration limit of not more than 10% in any one issuer other than the US Treasury or its agencies, or money market funds, and (v) meet certain maximum maturity or tender option limits based on the issuer’s credit rating. As of March 31, 2003 our investment securities had a market value of approximately $76,020,000 and a carrying value of $75,519,000.

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

Item 4. Controls and Procedures

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

Part II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit No.	Description

99.2	Section 906 certification by Terrance D. Paul
99.2	Section 906 certification by Steven A. Schmidt

(b)  Forms 8-K. The following Form 8-K filing was made during the three months ended March 31, 2003:

     1.     Form 8-K dated January 29, 2003 (filed on January 30, 2003). Press release regarding financial results for the fourth quarter and year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC.
(Registrant)

May 12, 2003	/s/ Terrance D. Paul

Date	Terrance D. Paul
Chief Executive Officer
(Principal Executive Officer)

May 12, 2003	/s/ Steven A. Schmidt

Date	Steven A. Schmidt
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Steven A. Schmidt Steven A. Schmidt Chief Financial Officer, Secretary and Vice President

Index to Exhibits

Exhibit No.	Description

99.1	Section 906 certification by Terrance D. Paul
99.2	Section 906 certification by Steven A. Schmidt