Form 10-Q
period 2003-06-30
RENAISSANCE LEARNING INC
filed 2003-08-13
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________

Commission file number: 0-22187

RENAISSANCE LEARNING, INC.
(Exact name of Registrant as Specified in its Charter)

Wisconsin	39-1559474
(State or other	(I.R.S. Employer
jurisdiction of incorporation)	Identification No.)

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 31, 2003

Common Stock, $0.01 par value	30,818,892

RENAISSANCE LEARNING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

		Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	1
	Condensed Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2003 and 2002	2
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11
PART II - OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 6.	Exhibits and Reports on Form 8-K	12

- Index -

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2003	2002

	(In Thousands, Except Share and
	Per Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$28,950	$18,220
Investment securities	57,387	60,269
Accounts receivable, less allowances of $1,712 in 2003 and $1,654 in 2002	10,188	12,619
Inventories	1,684	1,724
Prepaid expenses	718	1,411
Deferred tax asset	4,115	3,710
Other current assets	1,168	1,331

Total current assets	104,210	99,284
Investment securities	8,287	21,347
Property, plant and equipment, net	21,461	21,085
Deferred tax asset	2,006	1,942
Goodwill	2,313	2,313
Other intangibles, net	625	874
Capitalized software, net	610	659
Other non-current assets	—	107

Total assets	$139,512	$147,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,601	$3,643
Deferred revenue	9,144	10,397
Payroll and employee benefits	3,525	4,263
Income taxes payable	2,447	2,372
Other current liabilities	5,130	4,605

Total current liabilities	22,847	25,280
Deferred revenue	769	930

Total liabilities	23,616	26,210
Minority interest	159	165
Shareholders’ equity
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at June 30, 2003 and Dec. 31, 2002	347	347
Additional paid-in capital	54,081	54,423
Retained earnings	132,691	116,055
Treasury stock, at cost 3,931,362 shares June 30, 2003; 2,737,672 shares Dec. 31, 2002	(71,115)	(49,480)
Accumulated other comprehensive loss	(267)	(109)

Total shareholders’ equity	115,737	121,236

Total liabilities and shareholders’ equity	$139,512	$147,611

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(In Thousands, Except Per Share Amounts)
Net sales:
Products	$28,698	$29,045	$55,888	$57,931
Services	4,918	4,175	11,955	9,979

Total net sales	33,616	33,220	67,843	67,910

Cost of sales:
Products	2,856	2,964	6,024	5,827
Services	2,045	1,803	5,402	5,036

Total cost of sales	4,901	4,767	11,426	10,863

Gross profit	28,715	28,453	56,417	57,047
Operating expenses:
Product development	4,201	4,181	8,664	8,626
Selling and marketing	6,748	7,481	14,851	15,973
General and administrative	3,942	3,472	7,405	7,435

Total operating expenses	14,891	15,134	30,920	32,034

Operating income	13,824	13,319	25,497	25,013
Other income:
Interest income	483	880	1,038	1,742
Other, net	229	209	406	304

Income before taxes	14,536	14,408	26,941	27,059
Income tax provision	5,560	5,605	10,305	10,501

Net income	$8,976	$8,803	$16,636	$16,558

Earnings per share:
Basic	$0.29	$0.25	$0.53	$0.48
Diluted	$0.29	$0.25	$0.53	$0.47

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

	2003	2002

	(In thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$16,636	$16,558
Noncash (income) expenses included in net income -
Depreciation and amortization	2,071	2,384
Amortization of investment discounts/premiums	964	1,057
Deferred income taxes	(469)	(34)
Change in assets and liabilities -
Accounts receivable	2,431	(1,663)
Inventories	40	198
Prepaid expenses	692	364
Accounts payable and other current liabilities	(1,015)	(584)
Deferred revenue	(1,415)	360
Other current assets	163	(172)
Other	(85)	201

Net cash provided by operating activities	20,013	18,669

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,900)	(1,089)
Purchase of investment securities	(22,593)	(45,585)
Maturities/sales of investment securities	37,570	28,559
Capitalized software development costs	(220)	(363)

Net cash provided (used) by investing activities	12,857	(18,478)

Cash flows from financing activities:
Proceeds from issuance of stock	1,047	1,066
Proceeds from exercise of stock options	540	990
Purchase of treasury stock	(23,727)	—

Net cash (used) provided by financing activities	(22,140)	2,056

Net increase in cash	10,730	2,247
Cash and cash equivalents, beginning of period	18,220	35,904

Cash and cash equivalents, end of period	$28,950	$38,151

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

     The results of operations for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

3. Earnings Per Common Share

     Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding. Diluted earnings per common share has been computed based on the weighted average number of common shares outstanding, increased by the number of additional common shares that would have been outstanding if the potentially dilutive stock option shares had been issued.

     On April 17, 2002, our Board of Directors authorized a new repurchase program which provides for the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of January 1, 2003 through June 30, 2003, we repurchased 1.3 million shares at a cost of $23.7 million under the current repurchase program. Through June 30, 2003, the cumulative repurchases under the current program were 4.0 million shares at a cost of $72.9 million.

     The weighted average shares outstanding are as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Basic weighted average shares outstanding	30,927,711	34,680,079	31,289,921	34,662,259
Dilutive effect of outstanding stock options	164,238	261,200	133,538	273,120

Diluted weighted average shares outstanding	31,091,949	34,941,279	31,423,459	34,935,379

     For the three months ended June 30, 2003 and 2002, 833,432 and 445,107 shares attributable to outstanding stock options were excluded from the calculation of diluted earning per share because the effect was antidilutive. For the six months ended June 30, 2003 and 2002, 902,542 and 445,107 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. These options could be dilutive in the future.

4. Comprehensive Income

     Total comprehensive income was $16,478,000 and $16,306,000 in the first six months of 2003 and 2002, respectively. For the quarters ended June 30, 2003 and 2002, comprehensive income was $8,889,000 and $8,703,000, respectively. Our comprehensive income includes foreign currency translation adjustments. In 2002, our comprehensive income also included the remaining unamortized balance of unrealized gains and losses on our held-to-maturity securities that were previously classified as available-for-sale.

5. Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill is not amortized but is tested at least annually for impairment. Our other intangible assets have finite lives and are amortized over their estimated useful lives of four years for algorithms and software code, and five years for the non-compete agreement.

     For the three months ended June 30, 2003 and 2002, we recognized amortization expense on other intangibles of $114,000 and $134,000, respectively. For the six months ended June 30, 2003 and 2002, we recognized amortization expense of $249,000 and $269,000 respectively. No goodwill or other intangibles were acquired or impaired during the six months ended June 30, 2003. Other intangibles consisted of the following (in thousands):

	June 30, 2003			December 31, 2002

	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Amount	Amortization	Net	Amount	Amortization	Net

Algorithms and software code	$2,124	$2,021	$103	$2,124	$1,882	$242
Non-compete agreement	1,100	578	522	1,100	468	632

Other intangibles	$3,224	$2,599	$625	$3,224	$2,350	$874

     Other intangibles are scheduled to be fully amortized by the fourth quarter of 2005 with corresponding amortization estimated to be $147,000, $286,000, and $192,000, for the remainder of 2003 and the years ended 2004, and 2005, respectively.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net Income, as reported	$8,976	$8,803	$16,636	$16,558
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	854	1,107	1,771	2,215

Pro forma net income	$8,122	$7,696	$14,865	$14,343

Earnings per share:
Basic as reported	$0.29	$0.25	$0.53	$0.48

Basic pro forma	$0.26	$0.22	$0.48	$0.41

Diluted as reported	$0.29	$0.25	$0.53	$0.47

Diluted pro forma	$0.26	$0.22	$0.47	$0.41

     No options were granted during the second quarter of 2003. The fair value of options granted in the second quarter 2002 and the first six months of 2003 and 2002 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Dividend yield	N/A	0%	0%	0%
Expected volatility	N/A	80.53%	77.39%	81.60%
Risk-free interest rate	N/A	4.83%	2.97%	4.63%
Expected life (in years)	N/A	6	6	6

7. Segment Reporting

     Our reportable segments are strategic business units that offer different products and services. We have two reportable segments: software and training.

     Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(In thousands)
Revenues:
Software	$30,046	$29,851	$58,660	$59,559
Training	3,570	3,369	9,183	8,351

Total revenues	$33,616	$33,220	$67,843	$67,910

Operating income (loss):
Software	$14,180	$14,125	$25,691	$26,654
Training	(356)	(806)	(194)	(1,641)

Total operating income	$13,824	$13,319	$25,497	$25,013

     For the periods presented, revenues derived outside the United States are not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net Sales:
Products	85.4%	87.4%	82.4%	85.3%
Services	14.6	12.6	17.6	14.7

Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Products	9.9%	10.2%	10.8%	10.1%
Services	41.6	43.2	45.2	50.5

Total cost of sales	14.6	14.3	16.8	16.0

Gross profit:
Products	90.1	89.8	89.2	89.9
Services	58.4	56.8	54.8	49.5

Total gross profit	85.4	85.7	83.2	84.0

Operating expenses:
Product development	12.5	12.6	12.8	12.7
Selling and marketing	20.1	22.5	21.9	23.5
General and administrative	11.7	10.5	10.9	10.9

Operating income	41.1	40.1	37.6	36.9
Other, net	2.1	3.3	2.1	3.0

Income before taxes	43.2	43.4	39.7	39.9
Income tax provision	16.5	16.9	15.2	15.5

Net income	26.7%	26.5%	24.5%	24.4%

Three Months Ended June 30, 2003 and 2002

     Net Sales. Our net sales increased by $396,000, or 1.2%, to $33.6 million in the second quarter of 2003 from $33.2 million in the second quarter of 2002. Product sales decreased by $348,000, or 1.2%, to $28.7 million in the second quarter of 2003 from $29.0 million in the second quarter of 2002. While sales of several of our established products declined for the period, sales of Accelerated Reader* quizzes, with over 68,000 available book titles, improved somewhat over the same period in 2002. In addition, sales of our new products introduced in 2002, which we believe are still significantly below their expected potential, were 40% higher than any of the previous three quarters when all six products were available.

     Service revenue, which consists of revenue from sales of training sessions, implementation consulting services, technical consulting services and software support agreements, increased by $743,000, or 17.8%, to $4.9 million in the second quarter of 2003 from $4.2 million in the second quarter of 2002. Revenues from technical consulting and software support agreements recognized during the quarter increased 11.2% over the same quarter in 2002 primarily due to the delivery of more technical consulting services. Sales from our training business, which includes implementation consulting services as well as the traditional classroom training sessions, continue to benefit from having districts under contract and improved by over 20%. Growth rates may slow in the near term depending on the success of our field sales team in signing new district deals to replace contracts that are being completed.

     While it appears that school funding for the 2003-04 school year will be little changed or lower than the tight funding levels of the 2002-03 school year, we expect our expanding field sales force along with our other marketing initiatives and new products to help us achieve slight revenue and earnings growth for 2003 despite these difficult market conditions. During the second quarter we announced Read Now*, our new comprehensive reading intervention solution for elementary, middle, and high school students, which will help teachers quickly improve the reading skills of struggling readers. Read Now* is expected to be available later this year.

     Cost of Sales. The cost of sales of products was $2.9 million in the second quarter of 2003 compared to $3.0 million in the second quarter 2002. As a percentage of product sales, the cost of sales of products decreased to 9.9% in the second quarter of 2003 from 10.2% in the second quarter of 2002. The decrease in cost of sales of products is due to a sales mix of higher margin products. The cost of sales of services increased by $242,000, or 13.4%, to $2.0 million in the second quarter of 2003 from $1.8 million in the second quarter of 2002. As a percentage of sales of services, the cost of sales of services decreased to 41.6% in the second quarter of 2003 from 43.2% in the second quarter of 2002 due to efficiency gains in the training business. Our overall gross profit margin decreased to 85.4% in the second quarter of 2003 from 85.7% in the second quarter of 2002. The slight decline in overall gross profit margin was due to services making up a larger portion of the total revenue this quarter as compared to the same quarter in 2002.

     Product Development. Product development expenses were $4.2 million in the second quarter of 2003, which was essentially unchanged from the second quarter of 2002. As a percentage of net sales, product development costs were 12.5% in the second quarter of 2003 versus 12.6% in the second quarter of 2002. We do not expect a significant change in product development expense levels in the near term.

     Selling and Marketing. Selling and marketing expenses decreased by $733,000, or 9.8%, to $6.7 million in the second quarter of 2003 from $7.5 million in the second quarter of 2002. As a percentage of net sales, selling and marketing expenses declined to 20.1% in the second quarter of 2003 from 22.5% in the second quarter of 2002. The reduction in selling and marketing expenses was the result of increased internal efficiencies in marketing and the consolidation of the inside sales force groups completed late in 2002. Beginning with the third quarter of 2003, we expect sales and marketing expenses to exceed the amount incurred in the comparable prior year period due primarily to higher costs related to the field sales force expansion and aggressive marketing plans, including promotion of our newly announced Read Now* product.

*Accelerated Math®, Accelerated Reader®, Accelerated Vocabulary®, Accelerated Writer®, AccelScan®, Fluent Reader®, Generation21®, Math Renaissance®, Perfect Copy®, Read Now®, Reading Renaissance®, Renaissance®, School Renaissance®, StandardsMaster®, STAR Early Literacy®, STAR Math®, STAR Reading®, and Surpass® are registered trademarks of the company. AccelTest™, eSchoolOffice™, MathFacts in a Flash™, Renaissance Learning™, TKM™, Total Knowledge Management™, and Writing Renaissance™ are common law trademarks of the company.

     General and Administrative. General and administrative expenses increased by $470,000, or 13.5%, to $3.9 million in the second quarter of 2003 from $3.5 million in the second quarter of 2002. These costs were higher primarily due to a one-time charge recorded for employee separation expenses this quarter. As a percentage of net sales, general and administrative costs increased to 11.7% in the second quarter of 2003 from 10.5% in the second quarter of 2002. For the remaining quarters of 2003, we expect that general and administrative expenses will be closer to the first quarter of 2003 level.

     Operating Income. Operating income increased by $504,000, or 3.8%, to $13.8 million in the second quarter of 2003 from $13.3 million in the second quarter of 2002. As a percentage of net sales, operating income increased to 41.1% in the second quarter of 2003 from 40.1% in the second quarter of 2002.

     Income Tax Expense. Income tax expense of $5.6 million was recorded in the second quarter of 2003 at an effective income tax rate of 38.3% of income before taxes compared to $5.6 million, or 38.9% of income before taxes, in the second quarter of 2002. We expect to maintain our effective tax rate at or below 38.5% for 2003.

Six Months Ended June 30, 2003 and 2002

     Net Sales. Our net sales of $67.8 million in the first six months of 2003 were $67,000 less than the $67.9 million in the first six months of 2002. Product sales declined by $2.0 million, or 3.5%, to $55.9 million in the first six months of 2003 from $57.9 million in the same period in 2002. While sales of several of our established products declined for the period, sales of our new products introduced in 2002, helped to partly offset these declines.

     Service revenue, which consist of revenue from sales of training sessions, implementation consulting services, our National Conference, technical consulting services and software support agreements, increased by $2.0 million, or 19.8%, in the first six months of 2003 to $12.0 million from $10.0 million in the first six months of 2002. Sales from our training business, which includes implementation consulting services, our National Conference, as well as the traditional classroom training sessions, increased by 22.6% in the first half of 2003 over the first half of 2002. Revenues from technical consulting and software support agreements recognized during the first six months of 2003 increased 15.3% over the same period in 2002 primarily due to higher revenue from support agreements and, to a lesser extent, to the delivery of more technical consulting services. The increase in training revenues is a result of having school districts under contract for professional development. Growth rates may slow in the near term depending on the success of our field sales team in signing new district deals to replace contracts that are being completed.

     Cost of Sales. The cost of sales of products increased by $197,000, or 3.4%, to $6.0 million in the first six months of 2003 from $5.8 million in the first six months of 2002. As a percentage of product sales, the cost of sales of products increased to 10.8% in the first half of 2003 from 10.1% in the first half of 2002. This increase in cost is due to a slight reduction in scanner profitability as well as a product mix that included more scanners than in the same period of 2002. The cost of sales of services increased by $366,000, or 7.3%, to $5.4 million in the first six months of 2003 from $5.0 million in the same period in 2002. As a percentage of sales of services, the cost of sales of services decreased to 45.2% in the first six months of 2003 from 50.5% in the first six months of 2002. This decrease is a result of efficiency gains in the training business and lower costs for our 2003 annual National Renaissance Conference held in Nashville versus costs for the conference in San Antonio last year. Our overall gross profit margin decreased to 83.2% in the first six months of 2003 from 84.0% in the first six months of 2002. The slight decline in overall gross profit margin was due to services making up a larger portion of the total revenue in the first six months of 2003 as compared to the same period in 2002.

     Product Development. Product development expenses were essentially flat at $8.7 million or 12.8% of sales in the first six months of 2003, compared to $8.6 million or 12.7% of sales for the first six months of 2002. We do not expect a significant change in product development expense levels in the near term.

     Selling and Marketing. Selling and marketing expenses decreased by $1.1 million, or 7.0%, to $14.9 million in the first half of 2003 from $16.0 million in the first half of 2002. The reduction in selling and marketing expenses was the result of increased internal efficiencies in marketing and the consolidation of the inside sales force groups completed late in 2002. As a percentage of net sales, selling and marketing expenses declined to 21.9% in the first half of 2003 from 23.5% in the first six months of 2002. Beginning with the third quarter of 2003, we expect sales and marketing expenses to exceed the amount incurred in the comparable prior year period due primarily to higher costs related to the field sales force expansion and aggressive marketing plans, including promotion of our newly announced Read Now* product.

     General and Administrative. General and administrative expenses were $7.4 million, or 10.9% of sales in the first six months of 2002, which reflected no change from the same period in 2002. For the remaining quarters of 2003, we expect that general and administrative expenses will be closer to the first quarter of 2003 level.

     Operating Income. Operating income increased by $484,000, or 1.9%, to $25.5 million in the first six months of 2003 from $25.0 million in the same period in 2002. As a percentage of net sales, operating income increased to 37.6% in the first half of 2003 from 36.9% in the first half of 2002.

     Income Tax Expense. Income tax expense of $10.3 million was recorded in the first six months of 2003 at an effective income tax rate of 38.3% of income before taxes compared to $10.5 million, or 38.8% of income before taxes, in the first half of 2002. We expect to maintain our effective tax rate at or below 38.5% for 2003.

Liquidity and Capital Resources

     As of June 30, 2003, our cash, cash equivalents and investment securities were $94.6 million, down $5.2 million from the December 31, 2002 total of $99.8 million. The decrease of $5.2 million in the first half of 2003 is primarily due to $20.0 million in cash provided by operating activities offset by cash paid for stock repurchases of $23.7 million and $1.9 million invested in property, plant and equipment during the first half of 2003. We believe our strong cash position coupled with cash flow from operations will be sufficient to meet both our short-term and long-term working capital requirements.

     At June 30, 2003, we had a $15.0 million unsecured revolving line of credit with a bank that is available until March 31, 2004. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank, which is available until April 30, 2004. The line of credit bears interest based on the prime rate less 1.0%. As of June 30, 2003, the lines of credit had not been used.

     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of January 1, 2003 through June 30, 2003 we repurchased 1.3 million shares at a cost of $23.7 million.

Off-Balance Sheet Arrangements

     We do not utilize any special purpose entities or other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. There have not been any significant changes to our critical accounting policies that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, which is on file with the U.S. Securities and Exchange Commission.

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

     Market Risk. Our exposure to market risk relates to the quality of the holdings in our investment security portfolio. The fair market value of our investments is subject to increases or decreases in value resulting from the performance of the securities issuer, from upgrades or downgrades in the credit worthiness of the securities issuer, and from changes in general market conditions. We seek to manage our exposure to market risk by investing according to our board-approved investment policy which has the following goals: (i) preservation of capital, (ii) provision of adequate liquidity to meet projected cash requirements, (iii) minimization of risk of principal loss through diversified short and medium term investments, and (iv) maximization of yields in relationship to the guidelines, risk, market conditions and tax considerations.

     Our investment policy specifically defines that our investments (i) have a maximum maturity of 36 months, (ii) meet a minimum portfolio liquidity requirement that 10% of the portfolio shall be available on 30 days notice and not more than 30% of the portfolio will have a maturity in excess of 24 months, (iii) meet minimum credit quality requirements specified in the plan based on the type of investment, (iv) meet the concentration limit of not more than 10% in any one issuer other than the US Treasury or its agencies, or money market funds, and (v) meet certain maximum maturity or tender option limits based on it’s minimum credit rating. As of June 30, 2003 our investment securities had a market value of approximately $66.1 million and a carrying value of $65.7 million.

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

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal control over financial reporting that has occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On April 16, 2003, the Company held its Annual Meeting of Shareholders.

(b)	Not applicable.

(c)	Set forth below are descriptions of the matters voted upon at the Annual Meeting of Shareholders and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter.

1.	Eight directors were elected to serve until the 2003 Annual Meeting of Shareholders and until their successors are elected and qualified. The results of this proposal are as follows:

		For	Withheld

(1)	Judith A. Paul	29,214,098	472,322
(2)	Terrance D. Paul	29,213,898	472,522
(3)	Michael H. Baum	29,212,399	474,021
(4)	John R. Hickey	29,212,583	473,837
(5)	John H. Grunewald	29,637,681	48,739
(6)	Gordon H. Gunnlaugsson	29,637,781	48,639
(7)	Harold E. Jordan	29,637,881	48,539
(8)	Addison L. Piper	28,235,493	1,450,927

2.	Renaissance Learning, Inc.’s amended 1997 Stock Incentive Plan was approved with 27,066,139 votes for this action, 423,231 votes against, 16,990 votes abstained and 2,180,079 broker non-votes.

(d)	Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Description

10.1	Severance Agreement between Renaissance Learning, Inc. and Michael H. Baum dated June 27, 2003

10.2	Incentive Bonus Plan approved on July 16, 2003

31.1	Section 302 certification by John R. Hickey

31.2	Section 302 certification by Steven A. Schmidt

32.1	Section 906 certification by John R. Hickey

32.2	Section 906 certification by Steven A. Schmidt

(b)	Forms 8-K. The following Form 8-K filings were made during the three months ended June 30, 2003:

1.	Form 8-K dated April 16, 2003 (filed on April 23, 2003); Press release regarding financial results for the first quarter of 2003.

2.	Form 8-K dated June 27, 2003 (filed on June 30, 2003); Press release announcing the resignation of Michael H. Baum from his positions as a director of the Company and as the Company’s Executive Vice President, Organizational Learning Initiatives.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC.
(Registrant)

August 11, 2003	/s/ John R. Hickey

Date	John R. Hickey
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2003	/s/ Steven A. Schmidt

Date	Steven A. Schmidt
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

10.1	Severance Agreement between Renaissance Learning, Inc. and Michael H. Baum dated June 27, 2003

10.2	Incentive Bonus Plan approved on July 16, 2003

31.1	Section 302 certification by John R. Hickey

31.2	Section 302 certification by Steven A. Schmidt

32.1	Section 906 certification by John R. Hickey

32.2	Section 906 certification by Steven A. Schmidt