Form 10-Q
period 2003-09-30
RENAISSANCE LEARNING INC
filed 2003-11-10
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM........... TO...........

Commission file number: 0-22187

RENAISSANCE LEARNING, INC.

(Exact name of Registrant as Specified in its Charter)

Wisconsin	39-1559474
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2911 Peach Street
PO Box 8036
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
Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 31, 2003

Common Stock, $0.01 par value	30,860,020

RENAISSANCE LEARNING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I — OTHER INFORMATION
Page

Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	1
Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2003 and 2002	2
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	3
Notes to Unaudited Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4. Controls and Procedures	13

PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	14

-Index-

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2003	2002

	(In Thousands, Except Share and
	Per Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$41,060	$18,220
Investment securities	49,105	60,269
Accounts receivable, less allowance of $1,520 and $1,654, respectively	13,616	12,619
Inventories	2,054	1,724
Prepaid expenses	643	1,411
Deferred tax asset	3,945	3,710
Other current assets	1,083	1,331

Total current assets	111,506	99,284
Investment securities	12,657	21,347
Property, plant and equipment, net	20,894	21,085
Deferred tax asset	1,953	1,942
Goodwill	2,642	2,313
Other intangibles, net	552	874
Capitalized software, net	558	659
Other non-current assets	—	107

Total assets	$150,762	$147,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,790	$3,643
Deferred revenue	10,094	10,397
Payroll and employee benefits	3,635	4,263
Income taxes payable	2,279	2,372
Other current liabilities	5,034	4,605

Total current liabilities	24,832	25,280
Deferred revenue	925	930

Total liabilities	25,757	26,210
Minority interest	169	165
Shareholders’ equity	347	347
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at Sept. 30, 2003 and Dec. 31, 2002	347	347
Additional paid-in capital	54,149	54,423
Retained earnings	140,968	116,055
Treasury stock, at cost 3,888,776 shares Sept. 30, 2003; 2,737,672 shares Dec. 31, 2002	(70,343)	(49,480)
Accumulated other comprehensive loss	(285)	(109)

Total shareholders’ equity	124,836	121,236

Total liabilities and shareholders’ equity	$150,762	$147,611

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(In Thousands, Except Per Share Amounts)
Net sales:
Products	$25,640	$26,201	$81,528	$84,132
Services	5,675	6,227	17,629	16,206

Total net sales	31,315	32,428	99,157	100,338

Cost of sales:
Products	2,581	3,108	8,605	8,936
Services	2,510	2,411	7,911	7,446

Total cost of sales	5,091	5,519	16,516	16,382

Gross profit	26,224	26,909	82,641	83,956
Operating expenses:
Product development	4,262	4,234	12,926	12,861
Selling and marketing	7,866	7,740	22,718	23,713
General and administrative	3,172	3,286	10,577	10,721

Total operating expenses	15,300	15,260	46,221	47,295

Operating income	10,924	11,649	36,420	36,661
Other income:
Interest income	434	807	1,472	2,549
Other, net	107	87	513	391

Income before taxes	11,465	12,543	38,405	39,601
Income tax provision	3,187	4,829	13,492	15,329

Net income	$8,278	$7,714	$24,913	$24,272

Earnings per share:
Basic	$0.27	$0.23	$0.80	$0.71
Diluted	$0.27	$0.23	$0.80	$0.70

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

	2003	2002

	(In thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$24,913	$24,272
Noncash (income) expenses included in net income -
Depreciation and amortization	2,997	3,505
Amortization of investment discounts/premiums	1,324	1,625
Deferred income taxes	(246)	12
Change in assets and liabilities -
Accounts receivable	(997)	(2,683)
Inventories	(330)	(140)
Prepaid expenses	768	301
Accounts payable and other current liabilities	160	1,516
Deferred revenue	(308)	1,545
Other current assets	248	(215)
Other	76	343

Net cash provided by operating activities	28,605	30,081

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,069)	(1,481)
Purchase of investment securities	(40,560)	(51,719)
Maturities/sales of investment securities	59,090	39,265
Capitalized software development costs	(263)	(659)
Acquisitions	(521)	—

Net cash provided by (used in) investing activities	15,677	(14,594)

Cash flows provided by financing activities:
Proceeds from issuance of stock	1,046	1,066
Proceeds from exercise of stock options	1,239	1,271
Purchase of treasury stock	(23,727)	(33,040)

Net cash used in financing activities	(21,442)	(30,703)

Net increase (decrease) in cash	22,840	(15,216)
Cash and cash equivalents, beginning of period	18,220	35,904

Cash and cash equivalents, end of period	$41,060	$20,688

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

     The results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

     On April 17, 2002, our Board of Directors authorized a new repurchase program which provides for the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of January 1, 2003 through September 30, 2003, we repurchased 1.3 million shares at a cost of $23.7 million under the current repurchase program. Through September 30, 2003, the cumulative repurchases under the current program were 4.0 million shares at a cost of $72.9 million.

     The weighted average shares outstanding are as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2003	2002	2003	2002

Basic weighted average shares outstanding	30,826,913	33,713,607	31,163,711	34,342,561
Dilutive effect of outstanding stock options	239,303	108,609	171,583	214,039

Diluted weighted average shares outstanding	31,066,216	33,822,216	31,335,294	34,556,600

     For the three months ended September 30, 2003 and 2002, 744,768 and 1,009,228 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the nine months ended September 30, 2003 and 2002, 872,323 and 736,757 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. These options could be dilutive in the future.

4. Comprehensive Income

     Total comprehensive income was $24,737,000 and $23,987,000 in the first nine months of 2003 and 2002, respectively. For the quarters ended September 30, 2003 and 2002, comprehensive income was $8,259,000 and $7,681,000 respectively. Our comprehensive income includes net income and foreign currency translation adjustments. In 2002, our comprehensive income also included the remaining unamortized balance of unrealized gains and losses on our held-to-maturity securities that were previously classified as available-for-sale.

5. Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill is not amortized but is tested at least annually for impairment. Our other intangible assets have finite lives and are amortized over their estimated useful lives of four years for algorithms and software code, and five years for the non-compete agreement.

     For the three months ended September 30, 2003, and 2002, we recognized amortization expense on other intangibles of $74,000 and $134,000, respectively. For the nine months ended September 30, 2003 and 2002, we recognized amortization expense of $322,000 and $538,000 respectively.

     During August 2003 we purchased a start-up enterprise for the purpose of acquiring a potential new product concept. This transaction was accounted for using the purchase method of accounting, which resulted in recorded goodwill of $329,000 and the recognition of $146,000 of in-process research and development expense. The transaction had no material effect on our consolidated financial statements.

     Other intangibles consisted of the following (in thousands):

	September 30, 2003			December 31, 2002

	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Amount	Amortization	Net	Amount	Amortization	Net

Algorithms and software code	$2,124	$2,039	$85	$2,124	$1,882	$242
Non-compete agreement	1,100	633	467	1,100	468	632

Other intangibles	$3,224	$2,672	$552	$3,224	$2,350	$874

     Other intangibles are scheduled to be fully amortized by the fourth quarter of 2005 with corresponding amortization estimated to be $74,000, $286,000, and $192,000, for the remainder of 2003 and the years ended December 31, 2004, and 2005, respectively.

6. Stock Option Plan

     We have established the 1997 Stock Incentive Plan for our officers, key employees, non-employee directors and consultants. The intrinsic value method as prescribed in APB 25, “Accounting for Stock Issued to Employees”, is used to account for stock based compensation arrangements. Had compensation cost been determined for our plan based on the fair value at the grant dates for awards consistent with the alternative method set forth under SFAS 123, our net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net Income, as reported	$8,278	$7,714	$24,913	$24,272
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	1,040	1,107	2,827	3,322

Pro forma net income	$7,238	$6,607	$22,086	$20,950

Earnings per share:
Basic as reported	$0.27	$0.23	$0.80	$0.71

Basic pro forma	$0.23	$0.20	$0.71	$0.61

Diluted as reported	$0.27	$0.23	$0.80	$0.70

Diluted pro forma	$0.23	$0.20	$0.70	$0.61

     The fair value of options granted in the third quarter of 2003 and 2002 and the first nine months of 2003 and 2002 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Dividend yield	0%	0%	0%	0%
Expected volatility	65.00%	79.55%	75.20%	80.28%
Risk-free interest rate	3.64%	3.51%	3.09%	3.91%
Expected life (in years)	6	6	6	6

7. Segment Reporting

     Our reportable segments are strategic business units that offer different products and services. We have two reportable segments: software and training.

     Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Revenues:
Software	$27,262	$27,500	$85,921	$87,059
Training	4,053	4,928	13,236	13,279

Total revenues	$31,315	$32,428	$99,157	$100,338

Operating income (loss):
Software	$11,026	$11,624	$36,716	$38,277
Training	(102)	25	(296)	(1,616)

Total operating income	$10,924	$11,649	$36,420	$36,661

     For the periods presented, revenues derived outside the United States are not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net Sales:
Products	81.9%	80.8%	82.2%	83.8%
Services	18.1	19.2	17.8	16.2

Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Products	10.1%	11.9%	10.6%	10.6%
Services	44.2	38.7	44.9	45.9
Total cost of sales	16.3	17.0	16.7	16.3
Gross profit:
Products	89.9	88.1	89.4	89.4
Services	55.8	61.3	55.1	54.1
Total gross profit	83.7	83.0	83.3	83.7
Operating expenses:
Product development	13.6	13.1	13.0	12.8
Selling and marketing	25.1	23.9	22.9	23.6
General and administrative	10.1	10.1	10.7	10.7

Total operating expenses	48.8	47.1	46.6	47.1

Operating income	34.9	35.9	36.7	36.6
Other income:
Interest income	1.4	2.5	1.5	2.5
Other, net	0.3	0.3	0.5	0.4

Total other income	1.7	2.8	2.0	2.9

Income before taxes	36.6	38.7	38.7	39.5
Income tax provision	10.2	14.9	13.6	15.3

Net income	26.4%	23.8%	25.1%	24.2%

Three Months Ended September 30, 2003 and 2002

     Net Sales. Our net sales decreased by $1.1 million, or 3.4%, to $31.3 million in the third quarter of 2003 from $32.4 million in the third quarter of 2002. This decrease is primarily due to difficult market conditions and the timing of district business we expect to realize in the fourth quarter. Product sales decreased by $561,000, or 2.1%, to $25.6 million in the third quarter of 2003 from $26.2 million in the third quarter of 2002. Sales declined for most of our core learning information system products. Sales of our six new products, introduced last year, improved somewhat in the third quarter of 2003 over the third quarter of 2002. We successfully introduced our latest new product, Accelerated Grammar and Spelling, during the third quarter of 2003.

     Service revenue, which consists primarily of revenue from sales of training sessions, implementation consulting services, technical consulting services and software support agreements, decreased by $552,000, or 8.9%, to $5.7 million in the third quarter of 2003 from $6.2 million in the third quarter of 2002. Our professional development services, which are becoming more dependent on district-wide implementations, declined by 14.9% compared to the third quarter 2002 level. Software support service revenues increased by 2.2% over the previous year third quarter. Year-over-year service revenue comparisons are expected to improve somewhat in the fourth quarter, from the 8.9% decline in the third quarter, due to greater contributions from the district sales channel.

     While we believe the funding environment for K-12 schools will continue to be tight for the balance of this school year, we expect to achieve revenue growth in the fourth quarter of 2003 compared to the prior year through greater contributions from our expanded field sales force along with new product introductions. In the fourth quarter, StandardsMaster and our STAR products will be available in the web-enabled enterprise version we have named Renaissance Place. In 2004, Accelerated Reader, Accelerated Math and our other products will be offered in Renaissance Place versions. Renaissance Place will allow schools and districts to more easily implement Renaissance programs and significantly improve information accessibility for teachers, librarians, principals, parents, and district personnel, while providing many cost benefits to our customers.

     Cost of Sales. The cost of sales of products decreased by $527,000, or 17.0%, to $2.6 million in the third quarter of 2003 from $3.1 million in the third quarter of 2002. As a percentage of product sales, the cost of sales of products decreased to 10.1% in the third quarter of 2003 from 11.9% in the third quarter of 2002. The decrease in the product cost of sales percentage is due to improved performance in our publisher assessment products division as well as fewer scanners in the sales mix in the third quarter of 2003 compared to the third quarter of 2002.

     The cost of sales of services increased by $99,000, or 4.1%, to $2.5 million in the third quarter of 2003 from $2.4 million in the third quarter of 2002. As a percentage of sales of services, the cost of sales of services increased to 44.2% in the third quarter of 2003 from 38.7% in the third quarter of 2002. This increased cost of sales of services as a percentage of sales is due to higher costs of providing improved phone support to our customers during the busy back-to-school period and from the lower volume of professional development service revenue.

     Our overall gross profit margin increased to 83.7% in the third quarter of 2003 from 83.0% in the third quarter of 2002. The increase is primarily due to the improvement in product gross profit margins.

     Product Development. Product development expenses of $4.3 million were flat in the third quarter of 2003 compared to the third quarter of 2002. As a percentage of net sales, product development costs increased to 13.6% in the third quarter of 2003 from 13.1% in the third quarter of 2002. We continue to expect no significant change in product development costs in the near term.

     Selling and Marketing. Selling and marketing expenses increased by $126,000, or 1.6%, to $7.9 million in the third quarter of 2003 from $7.7 million in the third quarter of 2002. These expenses increased primarily due to our expanding field sales force. As a percentage of net sales, selling and marketing expenses increased to 25.1% in the third quarter of 2003 from 23.9% in the third quarter of 2002. Quarterly selling and marketing expenses are expected to exceed the comparable prior year period due to the field sales force expansion.

*	AR®, Accelerated Math®, Accelerated Reader®, Accelerated Vocabulary®, Accelerated Writer®, AccelScan®, Fluent Reader®, Generation21®, Math Renaissance®, Perfect Copy®, Read Now®, Reading Renaissance®, Renaissance®, School Renaissance®, StandardsMaster®, STAR Early Literacy®, STAR Math®, STAR Reading®, and Surpass® are registered trademarks of the company. AccelTest™, Accelerated Grammar and Spelling™, eSchoolOffice™, MathFacts in a Flash™, Renaissance Learning™, Renaissance Place™, TKM™, Total Knowledge Management™, and Writing Renaissance™ are common law trademarks of the company.

     General and Administrative. General and administrative expenses decreased by $114,000, or 3.5%, to $3.2 million in the third quarter of 2003 from $3.3 million in the third quarter of 2002. As a percentage of net sales, general and administrative costs were 10.1% in the third quarter of 2003, the same as in the third quarter of 2002.

     Operating Income. Operating income decreased by $725,000 to $10.9 million in the third quarter of 2003 from $11.6 million in the third quarter of 2002. As a percentage of net sales, operating income decreased to 34.9% in the third quarter of 2003 from 35.9% in the third quarter of 2002.

     Income Tax Expense. Income tax expense of $3.2 million was recorded in the third quarter of 2003 at an effective income tax rate of 27.8% of pre-tax income compared to $4.8 million, or 38.5% of pre-tax income in the third quarter of 2002. The third quarter 2003 tax expense included a tax benefit of $1.1 million related to tax credits for research activities in excess of previously estimated amounts. Excluding the benefit of these tax credits for research activities from earlier periods, our effective tax rate for the third quarter would have been 37.7%. We expect to maintain our effective tax rate at or below 38% through 2004.

Nine Months Ended September 30, 2003 and 2002

     Net Sales. Our net sales decreased by $1.1 million, or 1.2%, to $99.2 million in the nine months ended September 30, 2003 from $100.3 million in the first nine months of 2002. Product sales decreased by $2.6 million, or 3.1%, to $81.5 million in the first nine months of 2003 from $84.1 million in the same period of 2002. In total, sales of our established products declined while our new products sales improved in the nine months ended September 30, 2003 versus the nine months ended September 30, 2002.

     Service revenue increased by $1.4 million, or 8.8%, to $17.6 million in the first nine months of 2003 from $16.2 million in the same period in 2002. Sales from our training segment, which includes implementation consulting services, our National Conference, and traditional classroom training sessions, increased by 7.8% in the first nine months of 2003 verses the first nine months of 2002. Revenues from technical consulting and software support agreements recognized during the first nine months of 2003 increased 10.5% over the same period in 2002.

     Cost of Sales. The cost of sales of products decreased by $331,000, or 3.7%, to $8.6 million in the first nine months of 2003 from $8.9 million in the first nine months of 2002. As a percentage of product sales, the cost of sales of products was 10.6% in the first nine months of 2003, the same as in the first nine months of 2002.

     The cost of sales of services increased by $465,000, or 6.2%, to $7.9 million in the first nine months of 2003 from $7.4 million in the same period in 2002. As a percentage of service sales, the cost of sales of services decreased to 44.9% in the first nine months of 2003 from 45.9% in the first nine months of 2002. This decrease is primarily due to lower costs for our 2003 annual National Renaissance Conference held in Nashville versus costs for the conference in San Antonio last year.

     Our overall gross profit margin declined to 83.3% in the first nine months of 2003 from 83.7% in the first nine months of 2002. The decrease is primarily due to services making up a slightly larger portion of the total revenue in the first nine months of 2003 as compared to the same period in 2002.

     Product Development. Product development expenses were unchanged at $12.9 million in the nine months ended September 30, 2003 and 2002. As a percentage of net sales, product development costs increased to 13.0% in the first nine months of 2003 from 12.8% in the first nine months of 2002. We continue to expect no significant change in product development costs in the near term.

     Selling and Marketing. Selling and marketing expenses decreased by $1.0 million, or 4.2%, to $22.7 million in the first nine months of 2003 from $23.7 million in the first nine months of 2002. The reduction in selling and marketing expenses resulted from increased internal efficiencies in marketing and the consolidation of the inside sales force groups completed late in 2002. As a percentage of net sales, selling and marketing expenses declined to 22.9% in the first nine months of 2003 from 23.6% in the first nine months of 2002. Quarterly selling and marketing expenses are expected to exceed the amount incurred in the comparable prior year period due to the field sales force expansion.

     General and Administrative. General and administrative expenses decreased by $144,000, or 1.3%, to $10.6 million in the nine months ended September 30, 2003 from $10.7 million in the same period in 2002. As a percentage of net sales, general and administrative costs were 10.7% in the first nine months of 2003, the same as in the first nine months of 2002.

     Operating Income. Operating income was $36.4 million in the first nine months of 2003, down by $241,000 from $36.7 million in the same period in 2002. As a percentage of net sales, operating income increased to 36.7% in the first nine months of 2002 from 36.6% in the first nine months of 2002.

     Income Tax Expense. Income tax expense of $13.5 million was recorded in the first nine months of 2003 at an effective income tax rate of 35.1% of pre-tax income compared to $15.3 million, or 38.7% of pre-tax income in the first nine months of 2002. The third quarter 2003 tax expense includes a tax benefit of $1.1 million related to tax credits for research activities in excess of previously estimated amounts. Excluding the benefit of these tax credits for research activities from earlier periods, our effective rate for the first nine months of 2003 would have been 37.7%. We expect to maintain our effective tax rate at or below 38% through 2004.

Liquidity and Capital Resources

     As of September 30, 2003, our cash, cash equivalents and investment securities were $102.8 million, up $3.0 million from the December 31, 2002 total of $99.8 million. The change is primarily due to $28.6 million in cash provided by operating activities offset by cash paid for stock repurchases of $23.7 million and $2.1 million invested in property, plant and equipment during the first nine months of 2003. We believe our strong cash position coupled with cash flow from operations will be sufficient to meet both our short-term and long-term working capital requirements.

     At September 30, 2003, we had a $15.0 million unsecured revolving line of credit with a bank, which is available until March 31, 2004. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank, which is available until April 30, 2004. The line of credit bears interest based on the prime rate less 1.0%. As of September 30, 2003, the lines of credit had not been used.

     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of January 1, 2003 through September 30, 2003 we repurchased 1.3 million shares at a cost of $23.7 million. In total, we have repurchased 4.0 million shares at a cost of $72.9 million under this repurchase program. Depending on our stock valuation, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.

Off-Balance Sheet Arrangements

     We do not utilize any special purpose entities or other off-balance sheet arrangements.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgements, estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. There have not been any significant changes to our critical accounting policies that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, which is on file with the U.S. Securities and Exchange Commission.

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

     Our investment policy specifically defines that our investments (i) have a maximum maturity of 36 months, (ii) meet a minimum portfolio liquidity requirement that 10% of the portfolio shall be available on 30 days notice and not more than 30% of the portfolio will have a maturity in excess of 24 months, (iii) meet minimum credit quality requirements specified in the plan based on the type of investment, (iv) meet the concentration limit of not more than 10% in any one issuer other than the US Treasury or its agencies, or money market funds, and (v) meet certain maximum maturity or tender option limits based on its minimum credit rating. As of September 30, 2003 our investment securities had a market value of approximately $62.0 million and a carrying value of $61.8 million.

     Our investment policy parameters preclude investment in equity securities and require that the Board of Directors review the policy annually and on an interim basis as required.

     Foreign Currency Exchange Rate Risk. The financial position and results of operations of our foreign subsidiaries are measured using local currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains or losses are deferred as a separate component of shareholders’ equity. Aggregate foreign currency transaction gains and losses are included in determining net income. As such, our operating results are affected by fluctuations in the value of the U.S. dollar compared to the Australian dollar, British pound, Canadian dollar, and Indian Rupee. At this time, our foreign operations are not material.

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

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal control over financial reporting that has occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Description

31.1	Section 302 certification by John R. Hickey

31.2	Section 302 certification by Steven A. Schmidt

32.1	Section 906 certification by John R. Hickey

32.2	Section 906 certification by Steven A. Schmidt

(b)	Forms 8-K. The following Form 8-K filings were made during the three months ended September 30, 2003:

1.	Form 8-K dated July 16, 2003 (filed with respect to Items 5 and 7 and furnished with respect to Items 7 and 9 on July 23, 2003)
Press release relating to management changes.
Press release regarding financial results for the second quarter of 2003.
Transcript of Investor Conference Call on July 16, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC. (Registrant)

November 6, 2003	/s/ John R. Hickey

Date	John R. Hickey President and Chief Executive Officer (Principal Executive Officer)

November 6, 2003	/s/ Steven A. Schmidt

Date	Steven A. Schmidt Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

31.1	Section 302 certification by John R. Hickey

31.2	Section 302 certification by Steven A. Schmidt

32.1	Section 906 certification by John R. Hickey

32.2	Section 906 certification by Steven A. Schmidt