Form 10-K
period 2003-12-31
RENAISSANCE LEARNING INC
filed 2004-03-05
CIK 1030484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22187

RENAISSANCE LEARNING, INC.

(Exact name of Registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1559474 (I.R.S. Employer Identification No.)

2911 Peach Street P.O. Box 8036 Wisconsin Rapids, Wisconsin (Address of principal executive offices)	54495-8036 (Zip Code)

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

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $165,100,000 as of June 30, 2003. As of February 27, 2004, there were 30,996,358 of the Registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004.

PART I

Item 1. Business

Overview

      Renaissance Learning, Inc. is a leading provider of learning information systems software and school improvement programs to pre-kindergarten through senior high (“pre-K-12”) schools in the United States and Canada. Our computer-based learning information systems and related training, school improvement programs, professional development and technical services help educators motivate students, accelerate learning, improve test scores, and help students master standards by increasing the quality, quantity, and timeliness of performance data available to educators to facilitate increased student practice of essential skills and support instruction. Learning information systems provide benefits to educators similar to those management information systems provide to business managers. As of December 31, 2003, we had sold our products to more than 65,000, or approximately 50%, of the K-12 schools in North America.

      Our flagship product, Accelerated Reader*, is software which provides information for motivating and monitoring increased literature-based reading practice and to support instruction. We believe that Accelerated Reader has achieved a leading market position as a result of its demonstrated effectiveness in improving student reading levels and overall academic performance. We publish several other learning information system products including STAR Reading, Accelerated Math, STAR Math, STAR Early Literacy, Fluent Reader, StandardsMaster, Accelerated Writer, AccelTest, MathFacts in a Flash and Accelerated Vocabulary.

      In 2003, we released Accelerated Grammar and Spelling, which uses real-world applications to help teachers build the language skills of students and diagnose students’ grammar and spelling skills and Read Now which is a reading intervention program designed to work with Accelerated Reader and other Reading Renaissance software to help educators assist struggling readers, elementary through high school. During the fourth quarter of 2003, we also released our new Renaissance Place web-based product line. Renaissance Place enables schools and districts to centralize all the information from Renaissance products into a single accessible database, allowing for consolidated school and district wide reporting, improved ease of use, and enhanced service and support.

      In addition to our learning information system products, we provide professional development opportunities for educators through on- and off-site seminars, consulting services, web-based training, and educator support materials. Renaissance practices enable educators to use the information provided by our technology to increase guided practice time with essential skills and personalized instruction for every student. Our seminars include Reading Renaissance, Math Renaissance, Writing Renaissance, Renaissance Early Literacy, The Reading Renaissance Librarian, Successful Grant Writing for Educators, Renaissance Classroom Management, and Renaissance Test Strategies. Our consultants work with teachers, librarians, principals and administrators to improve instructional programs, solve problems and help achieve optimal results through Renaissance implementation.

      We provide custom assessment software and related services to educational publishers which support many of the popular textbook series used in K-12 and post-secondary educational institutions. Additionally, we sell Generation21enterprise software for training and knowledge management throughout organizations. AccelScan, our optical-mark card scanner, is used with several of our learning information system products to automate scoring and recordkeeping tasks for educators and students.

      Renaissance Learning, Inc. was founded in 1986 and is incorporated under the laws of the State of Wisconsin. Our common stock trades on The Nasdaq Stock Market® under the symbol “RLRN.” Our principal executive offices are located at 2911 Peach Street, P.O. Box 8036, Wisconsin Rapids, Wisconsin

* AR, Accelerated Math, Accelerated Reader, Accelerated Vocabulary, Accelerated Writer, AccelScan, Generation21, Math Renaissance, MathFacts in a Flash, Read Now, Reading Renaissance, StandardsMaster, STAR Early Literacy, STAR Math, and STAR Reading are registered trademarks of Renaissance Learning, Inc. Accelerated Grammar and Spelling, AccelTest, Renaissance, Renaissance Learning, Renaissance Place, and Writing Renaissance are common law trademarks of Renaissance Learning, Inc.

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

Products

Software and Support Services

      We offer software products to educators primarily for use in pre-K-12 schools, as well as support services to the users of our software products. These software products help educators improve student academic performance by intensifying skills practice and increasing the quality, quantity, and timeliness of information available to educators to support instruction. We sell training and knowledge management software and services to corporate and governmental customers and also provide custom assessment software and related services to educational publishers. Our software and support services accounted for approximately 87%, 87%, and 86% of our net sales in 2003, 2002, and 2001, respectively. Summary financial information relating to the software segment of our business can be found in Item 8, Financial Statements and Supplementary Data (specifically, refer to note 14 of the Notes to Consolidated Financial Statements).

Accelerated Reader

      Accelerated Reader is a learning information system for motivating and monitoring increased literature-based reading practice and for providing information to support instruction. A student selects a book at an appropriate reading level from a list of books for which the school has an Accelerated Reader quiz, reads the book, and then takes a multiple-choice quiz on a computer. For each book read, Accelerated Reader tracks the amount of reading practice achieved by calculating points based on the length and difficulty of the book and the student’s performance on the quiz. The information generated from this process — titles read, percent of comprehension and amount of reading completed — creates a database of student reading achievement, from which reports are generated that help educators monitor the amount and quality of reading practice for each individual student and thereby effectively target their instruction of comprehension, vocabulary, and fluency. Accelerated Reader supports recorded-voice versions of quizzes on literature books for emergent readers and quizzes for assessing reading instruction assignments found in reading textbooks, magazines and other curricula. Accelerated Reader includes built-in Spanish-English capabilities and supports Literacy Skills quizzes which allow educators to assess students’ proficiency on 24 specific skills found in state and district language arts standards. We developed quizzes on over 11,000 book titles in 2003 and currently have a library of computerized book quizzes on more than 73,000 titles.

Fluent Reader

      Fluent Reader is a system for improving the fluency of emergent and struggling students. This program incorporates four proven strategies of modeled reading, repeated oral reading, self-monitoring and information feedback to help improve reading fluency. Fluent Reader includes a placement test to determine each student’s independent reading level, features to identify specific words that are causing difficulty, handles record-keeping chores and provides key information reports to monitor student progress.

STAR Reading

      STAR Reading is an easy to use, computer-adaptive reading test and database that determines a student’s reading level, statistically correlated to national norms, in ten minutes or less. STAR Reading adapts itself during testing by utilizing proprietary branching logic that evaluates the pattern of the student’s answers to determine the level of difficulty required for subsequent questions. Tests can be administered several times a year and the results provide educators with a database of statistically accurate reading level information on their students, grades 1 — 12, from which they can generate useful diagnostic reports and adjust instructional strategies accordingly.

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

Accelerated Vocabulary

      Accelerated Vocabulary is vocabulary development software that helps teachers and librarians accelerate student vocabulary acquisition, reduce paperwork, support instruction, and make vocabulary learning fun for students. Accelerated Vocabulary promotes word learning from research proven in-context reading of book passages. Reports generated by the system help educators assess student progress and monitor their vocabulary skills practice.

Accelerated Math

      Accelerated Math is a task-level learning information system that helps students master math objectives from grade one through calculus. It employs algorithm technology to automatically align assignments to academic objectives and tracks mastery of each objective by student. Like Accelerated Reader, Accelerated Math encourages and monitors student practice of foundational skills, while providing immediate feedback on performance to students and teachers. Using the reports and assignments Accelerated Math generates, teachers can individualize instruction without increasing their workload. Accelerated Math offers state standards-aligned libraries, textbook-aligned libraries for popular math textbooks and extended response libraries that integrate the application of multiple math objectives. An AccelScan optical-mark card scanner is included with the sale of Accelerated Math site licenses to efficiently handle all scoring and record-keeping chores, minimizing teacher effort and paperwork.

STAR Math

      STAR Math is a computer-adaptive math test and database that provides the same benefits as STAR Reading. STAR Math reports provide objective information to help educators instantly place their students, monitor progress, and match instruction to individual student levels. Quick, accurate, and easy to administer, STAR Math provides math scores for first grade through high school in approximately 15 minutes, provides comparisons to national norms, forecasts results on major high-stakes tests, and can be administered several times throughout the school year to track math development.

MathFacts in a Flash

      MathFacts in a Flash software helps educators motivate students to master computational fluency. It gives students at all skill levels valuable practice on their addition, subtraction, multiplication, and division facts as well as on mental math skills such as squares and fraction/decimal conversion. Timed tests administered by the system accurately measure students’ practice and mastery, while detailed reports give educators timely, reliable feedback on the progress of individual students or entire classrooms.

Accelerated Writer

      Accelerated Writer is a writing improvement system that combines short, focused lessons with powerful writing management software to help educators teach students to recognize specific qualities of good writing, to use those qualities in their own writing, and anonymously rate those qualities in each others’ writing. Students using the program increase their writing practice and learn to become skilled evaluators of writing.

This system also allows educators to easily monitor students’ writing activities and progress, and provides continuous detailed feedback on student writing achievement.

Accelerated Grammar and Spelling

      Accelerated Grammar and Spelling software offers practice and skills assessment in grammar, usage, mechanics, and spelling for students in grades 3-9. This innovative program helps educators diagnose students’ grammar and spelling skills while also helping to capture students’ interest and motivate them to improve. It uses in-context editing and spelling to give students valuable practice locating and correcting the most common language skills errors. Schools can expand their usage of the program by purchasing additional content libraries which are specific to a grade level and essential skill area.

StandardsMaster

      StandardsMaster is a comprehensive standards mastery assessment and web-based reporting system for districts and schools that provides feedback to educators on how students are progressing toward state standards in reading, math and language arts. Informative assessment data provided by the program helps educators adjust instruction, intervene with specific student groups, and ensure adequate progress on the year-end summative state test. Students take paper-and-pencil or online assessments and results become available immediately by district, school, teacher, class, student and other relevant demographic characteristics. StandardsMaster is provided on a subscription basis to assure that educators have up-to-date versions of software and assessment items each year.

Renaissance Place

      Renaissance Place editions are the integrated, web-based versions of our popular software products, utilizing client-server and enterprise-scale database technology. Renaissance Place products enable schools and districts to centralize the information from Renaissance products into a single web-accessible database, simplifying installation, maintenance and support for our customers. Renaissance Place generates reports, provides statistical analysis, and streamlines system management. Renaissance Place is sold on a yearly subscription basis, which includes a user’s license, telephone support and updates and upgrades. In 2003, we launched Renaissance Place editions of STAR Reading, STAR Early Literacy and STAR Math with other products expected to be available in 2004. Renaissance Place editions of StandardsMaster and Fluent Reader were released in 2002.

Read Now

      Read Now is a research-proven reading intervention program that helps educators assist elementary, middle, and high school students who are struggling readers. Read Now focuses on the five essential types of skills and strategies for effective reading instruction: phonemic awareness, phonics, fluency, vocabulary, and comprehension. Read Now includes our Fluent Reader and Accelerated Vocabulary software, on-site consulting, ongoing interactive support from a Renaissance coach, and supplemental printed materials covering implementation of the program and teaching of essential skills and strategies.

AccelScan

      AccelScan is our optical mark card reader that offers intelligent mark recognition capability. This capability results in more accurate recognition of student marks by distinguishing many degrees of darkness from a variety of marking instruments and ignoring lighter erasures. This high-speed reader is used in conjunction with several of our software products to automate scoring of assignments and updating of student records, thereby providing educators with immediate information on student progress without spending time grading paperwork.

Support Plans and Technical Services

      We offer Expert Support Plans (“ESPs”) that provide users of our software products access to telephone support. Packaged with software kits and also sold separately under 12- or 24-month agreements, ESPs entitle educators to unlimited expert phone support for our products. We also offer software hosting, data integration, and installation services.

Generation21

      Generation21 is an integrated training and knowledge management system that captures, stores and delivers knowledge for entire organizations. The system spans enterprise-wide learning needs including a full suite of integrated e-learning features supporting content creation and management, instructor-led training, remote learning and access via wireless technology. Generation21’s flagship product, Gen21 Enterprise, supports both online and classroom-based learning. Gen21 Enterprise’s unique architecture is based on how organizations manage knowledge and utilizes our patent pending “Universal Knowledge Object” technology to deliver relevant information to employees on the job, where most learning actually occurs.

      Generation21 is recognized by industry analysts as a leader in bridging the gap between traditional enterprise learning systems and knowledge management applications. Customers range from Fortune 100 global clients to mid-size enterprises in a wide variety of industries and state government agencies.

Custom Assessment Products

      We provide custom assessment products to educational publishers for the K-12 and post-secondary education market. We customize the content of these software products to align with specific textbooks and other publisher instructional materials. Alignment of content to individual state performance standards along with an intuitive educator interface, ensure an easy and effective tool for educators to deliver printed or on-line test content, integrated with existing curricula and classroom materials.

Renaissance Professional Development

      We offer professional development programs, consulting services, web-based training, and products that help educators successfully combine use of our software products with proven classroom techniques in order to increase the effectiveness of their instruction, leading to improved student achievement. Revenues from professional development accounted for approximately 13%, 13%, and 14% of our net sales in 2003, 2002, and 2001, respectively.

      We offer a variety of seminars and workshops, which are conducted throughout the year at various hotel locations in the United States, and on-site training programs pursuant to which our training staff visits an individual school, school district or region to conduct a seminar or workshop. Since the inception of our training programs in late 1993 through December 31, 2003, we have trained over 500,000 educators, of whom approximately 70,000 were trained in 2003. We believe that our professional development programs increase the utilization of our learning information systems in schools, resulting in increased sales of add-on products such as Accelerated Reader quizzes, Accelerated Math libraries, student software expansions as well as increased overall customer interest in our other products and services which tend to complement each other.

      We also hold an annual National School Renaissance Conference. The conference provides teachers and administrators with opportunities to network, receive professional development training, hear the latest research, view our newest products and services, and plan future uses of our products and services. About 5,000 educators attended each of our conferences in 2003, 2002 and 2001. Our 2004 National School Renaissance Conference will be held in Orlando, Florida.

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

Other Renaissance Services

      Other service offerings include additional professional development seminars, assistance in grant writing, and customized consulting services to make Renaissance implementation successful.

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

Product Development

      We believe that continued substantial investment in product development is required to remain competitive and grow in the educational marketplace. We invest continuously in the development of new products and services, enhancement of existing products and services, development of tools to increase the efficiency of product development, and scientific research which generates concepts for new products and services, validates the efficacy of our existing products and services and provides useful feedback for improvement of new and existing products and services. For the years ended December 31, 2003, 2002, and 2001, respectively, our development expenditures were $17.4 million, $18.0 million, and $18.3 million (including capitalized amounts of $448,000, $729,000 and $484,000).

      We conduct research on our products and services in order to accumulate information against which to develop new, and refine existing, products and services. We conduct rigorous scientific research into learning theory, information theory and the effectiveness of our products and services in accelerating learning as well as patterns of usage of our products in actual classroom settings. Data acquired and understanding gained from this process is used as an integral part of our product development process.

      Concepts for new products and services are refined based on feedback from our customers, which we solicit and incorporate throughout our development process. Proposals based on the refined concepts are formulated by our product management, product development, marketing and engineering groups and submitted to management for review to determine which should be developed into prototypes. These prototypes are then tested in customer schools and further refined. Before beginning production, management evaluates each new product or service to determine that it is desired by educators, is effective in meeting their needs, is scientifically based, and satisfies the requirements of major state and federal guidelines.

Selling and Marketing

      We market our educational products and services to teachers, school librarians, principals, entire schools, and school districts, as well as internationally through our subsidiaries in Canada, Australia, and the United

Kingdom. Our custom assessment products provided to educational publishers are typically distributed by publishers to educators in conjunction with sales of their related textbooks. Our training and knowledge management software is currently sold primarily to corporate and governmental customers. We experience seasonal variations in our sales due to the budget and school-year cycles of our customers. Additionally, our service revenues tend to be more seasonal than product revenues due to customer preferences as to when services are delivered and due to the timing of our National Conference.

      Our sales and marketing strategy consists primarily of direct marketing to potential and existing customers, and through our geographically dispersed field sales representatives. We use a variety of lead-generating techniques, including trade shows, advertisements in educational publications, direct mail, websites, and referrals. Once product literature has been forwarded to a prospective customer, one of our in-house staff of telephone sales representatives contacts the prospect to answer questions and, ultimately, direct them to a purchase. For potential district sales, meetings are arranged by a field sales representative to discuss purchase and implementation of our software products and professional development services on a comprehensive district-wide multi-year basis.

      We also have resale arrangements with various book dealers and book publishers that sell our products to their customers. These firms are particularly receptive to such alliances because the use of our products in schools encourages increased purchases of the books and other products that they sell. We do not offer price protection or stock balancing rights to our resellers.

      Part of our distribution strategy is to develop cross-marketing arrangements with third-party firms which sell non-competing products into the education market. We have formed strategic alliances with book distributors and publishers in order to develop additional new product opportunities and to enhance the channels available to sell and distribute our products. We have alliances with several leading educational publishers including Scott Foresman, Macmillan/ McGraw-Hill, Houghton Mifflin’s School Division, and Harcourt School Publishers, in which we offer Accelerated Reader quizzes aligned to the publishers’ reading selections. We have similar alliances with Houghton Mifflin’s School Division, Saxon, and Glencoe/ McGraw-Hill in which we offer Accelerated Math software libraries which are aligned to mirror the objectives, problem types, and presentations in their textbooks.

Production

      Most of our software products are currently distributed on CD-ROM. Bulk CD-ROMs are produced by third-party contractors. We produce order-specific and smaller batches of CD-ROMs at our distribution facilities. Other related products, including videotapes, books, graphics, and motivational items, are produced by third-party vendors. AccelScan scanners are produced to our specifications by a third-party contract manufacturer. Our on-line ordering and delivery system introduced in 1999 has been highly successful in selling Accelerated Reader quizzes as well as other products over the Internet. Additionally, our users can download selected patches and software updates from our website.

Competition

      The educational technology and professional development markets in which we operate are very competitive. We compete with many other companies offering educational software products and professional development services to schools. In addition, we compete against more traditional methods of education, training and testing, including pencil and paper testing. Our existing competitors may continue to broaden their product lines, and potential competitors, including large hardware manufacturers, software developers, and educational publishers, may enter or increase their focus on the school market, resulting in greater competition for us. Success in selling our products, particularly our reading products, may cause competitors to focus on our products in their marketing efforts thereby increasing direct competition. There can be no assurance that we will continue to be able to market our products and services successfully or compete effectively in the educational marketplace.

Intellectual Property

      We regard certain of our technologies as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws as well as employee non-disclosure agreements to establish and protect our intellectual property rights. We also employ serialization techniques to prevent unauthorized installation of our products and content. There can be no assurance that the steps taken by us to protect our rights will adequately prevent and deter misappropriation. In addition, while we do not believe that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such assertions can be material, regardless of whether an assertion is validated. The software publishing industry has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. There can be no assurance that our software products will not experience unauthorized reproduction, which would have a material adverse effect on our business, financial condition, and results of operations.

Employees

      As of February 1, 2004, we had 988 full and part-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.

Backlog

      As of December 31, 2003 and 2002, we had backlogs that aggregated approximately $16.5 million and $20.2 million, respectively. The backlogs at December 31, 2003 and 2002 are primarily made up of the portion of software support agreements and subscription-based sales not yet recognized as revenue, professional development services and technical services not yet performed, and of registrations for our National School Renaissance Conference. Substantially all of the 2003 backlog is expected to be realized during 2004.

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

      Reliance on Single Product Line. Our Accelerated Reader software and supplemental Accelerated Reader quizzes accounted for approximately 35%, 35%, and 34% of our net sales in 2003, 2002, and 2001, respectively. An overall decline in sales of Accelerated Reader and supplemental quizzes would have a material adverse effect on our business, financial condition, and results of operations.

      Dependence on Continued Product Development. The educational technology and professional development markets in which we compete are characterized by evolving industry standards, frequent product introductions, and sudden technological change. Our future success depends, to a significant extent, on a number of factors, including our ability to enhance our existing products, develop and successfully introduce new products in a timely fashion, and respond quickly and cost effectively to technological change, including: shifts in operating systems, languages, alternative delivery systems, the internet and other uncertainties. There can be no assurance that new products will be as well received as our established products, particularly since they may require technology and/or resources not generally available in all schools. We attempt to maintain high standards for the demonstrated academic effectiveness of our products. Our adherence to these standards could delay or inhibit the introduction of new products. Moreover, there can be no assurance that our products will not be rendered obsolete or that we will have sufficient resources to make the necessary investments or be able to develop and market the products required to maintain our competitive position.

      Management of Growth. We have experienced periods of rapid growth in the past and anticipate continued growth in the future. Rapid growth may place a strain on our financial, management, systems, and other resources. Our ability to manage our growth effectively will require us to attract, train, motivate, manage, and retain key employees and to improve our operational, financial, and management information systems. If we are unable to maintain and manage growth effectively, our business, financial condition, and results of operations could be adversely affected.

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

      Educational Philosophies. Our products do not espouse a particular philosophy of instruction; rather we support all teaching methods and curricula by focusing on continuous feedback, increased student practice of essential skills, and demonstrated product effectiveness through measurable results. Certain educators, academics, politicians, and theorists, however, declaim strong philosophies of instruction, that can lead them to oppose educational products or services that fall outside a very narrow definition. These philosophies can include, but are not limited to, opposition to standardized testing or over-reliance on the same; opposition to computers or motivational techniques; exclusive focus on particular types of direct instruction; and highly technical definitions of acceptable research. Some of these philosophical stances have the capacity to negatively influence the market for our products and services, and such influence could have a material adverse impact on demand and thus on our business, financial condition, and results of operations.

      Dependence on Educational Institutions and Government Funding. Substantially all of our revenue is derived from sales to educational institutions, individual educators, and suppliers thereto. There can be no assurance that educational institutions and/or individual educators will continue to invest in technology-based products and professional development for reading and other curricula or continue to respond favorably to our marketing. Our inability to increase the number of products sold or number of schools served would adversely affect our business, financial condition, and results of operations. Because of our dependence on educational institutions, the funding of which is largely dependent on government support, a substantial decrease in government budgets or funding for educational software or technology would have a material adverse effect on our business, financial condition, and results of operations. Any economic slow downs, which negatively affect school funding, such as the current recessionary economic environment, adversely impact the sale of our products and services to schools. In addition, certain aspects of government sponsored education initiatives may not endorse, or be complementary to, the principles and methodologies underlying and associated with our products and services, which could adversely affect our business, financial condition, and results of operations.

      Geographic Concentration of Sales. A substantial portion of our sales is concentrated in several states, including California, Texas, Michigan, Florida, and Georgia, which accounted for approximately $17.0 million, $10.2 million, $5.9 million, $5.8 million, and $5.1 million, respectively, of our net sales in 2003. If large numbers of schools or a district or districts controlling a large number of schools in such states were to discontinue purchasing our products and services, our business, financial condition, and results of operations would be materially adversely affected.

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

      Dependence on Key Personnel. Our success depends to a significant extent upon the continued active participation of certain key members of management, including our co-chairmen and co-founders, Judith Paul and Terrance Paul. We do not have employment agreements with either of these persons and have no current intention of entering into any such employment agreements. The loss of the services of either of these persons could have a material adverse effect on our business, financial condition, and results of operations.

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

      Fluctuations in Quarterly Performance. We generally ship products as orders are received, and therefore, we have historically operated without a significant backlog of products. Thus, product revenues in any quarter are substantially dependent on the quantity of product orders received in that quarter. The quantity of product orders in any quarter can be affected by a variety of factors, including:

•	delays in the development and/or shipment of new products;

•	the closing of large contract sales, such as those to school districts;

•	the shipment of new products for which orders have been building for some period of time; and

•	seasonal variations due to, among other things, the budget and school year cycles of our school customers.

In addition, our quarterly results can also be affected by:

•	charges related to acquisitions, including acquisition expenses, the write-off of in-process research and development, the amortization of intangible assets, and similar items;

•	charges related to obsolete or impaired assets;

•	supply-chain issues such as manufacturing problems, delivery delays, or quality issues;

•	expenses related to product development and marketing initiatives; and

•	expenses for product support costs.

      Our overall gross margins also fluctuate based upon the mix of product sales and service sales. We realize higher margins on our software product sales than our scanners and service sales. Service revenues tend to be more seasonal than product revenues due to customer preferences as to when services are delivered and due to the timing of our National Conference, resulting in seasonal variations in margins.

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

      Limited Protection of Intellectual Property and Proprietary Rights. We regard certain of our technologies as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws and employee non-disclosure agreements to establish and protect our intellectual property rights. We also employ serialization techniques to prevent unauthorized installation of our products and content. There can be no assurance that the steps taken by us to protect our rights will be adequate to prevent or deter misappropriation. In addition, while we do not believe that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such assertions can be material, regardless of whether an assertion is validated. The software publishing industry has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. There can be no assurance that our software products will not experience unauthorized reproduction, which would have a material adverse effect on our business, financial condition, and results of operations.

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

      Concentration of Share Ownership; Control by Principal Shareholders/ Management. As of February 27, 2004, our principal shareholders, Judith Paul and Terrance Paul, co-chairmen and co-founders of the company, beneficially owned approximately 75% of our outstanding common stock. As a result, these principal shareholders have the ability to control and direct our business and affairs.

      Shares Eligible for Future Sale. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of February 27, 2004, approximately 23.2 million shares of our common stock were held by “affiliates” and may be publicly sold only if registered under the Securities Act of 1933 or sold in accordance with an applicable exemption from registration, such as Rule 144. In addition, we have filed registration statements under the Securities Act of 1933 to register an aggregate of 6,000,000 shares of common stock reserved for issuance under our 1997 Stock Incentive Plan and an aggregate of 500,000 shares of common stock reserved for issuance under our Employee Stock Purchase Plan (“ESPP”), which will, when issued in accordance with such plans, be eligible for immediate sale in the public market, subject to the Rule 144 resale limitations for affiliates. In 2003, we did not offer the ESPP to our employees and do not intend to offer the ESPP in 2004.

      Cash Dividends. We declared a special cash dividend of $2.15 per share and our first quarterly cash dividend of $.04 per share on January 28, 2004. We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders. However, our dividend policy may be affected by, among other things, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels, and acquisitions, legal risks, and stock repurchases. Our dividend policy may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on the market price of our common stock.

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

Item 2. Properties

      Our corporate headquarters and software operations are located in Wisconsin Rapids, Wisconsin, in a 125,000 square foot facility owned by us which was constructed in 1996. We also own a 34,000 square foot distribution facility in Wisconsin Rapids, Wisconsin. Our field sales, professional development, and field research operations are based in a 74,000 square foot facility, constructed in 1998, in Madison, Wisconsin owned by Athena Holdings LLC (“Athena”). We own 70% of Athena and we lease 43,000 square feet of the facility from Athena. Additionally, we lease various other office space primarily to accommodate subsidiary operations. We believe our facilities are adequate to support our operations for the foreseeable future.

Item 3.	Legal Proceedings

      We are subject to various claims and proceedings covering a wide range of matters that arise in the ordinary course of our business activities. We believe that any liability that may ultimately arise from the resolution of these matters will not have a material adverse effect on our financial position, results of operations or shareholders’ equity.

Item 4.	Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age of Officer	Office

Judith Ames Paul Age 57	Ms. Paul is the co-founder of the company and has been co-chairman of the board of directors with Mr. Paul since July 2003. From 1986 until July 2001, and again from August 2002 until July 2003, Ms. Paul served as chairman of the board, and from July 2001 until August 2002, Ms. Paul served as co-chairman with Mr. Paul. Ms. Paul has been a director since 1986. Ms. Paul acts as our spokesperson and is a leading teacher advocate. Ms. Paul holds a bachelor’s degree in elementary education from the University of Illinois.
Terrance D. Paul Age 57	Mr. Paul is the co-founder of the company and has been co-chairman of the board of directors with Ms. Paul since July 2003. From August 2002 until July 2003, Mr. Paul served as our chief executive officer. From July 1996 until July 2001, Mr. Paul served as vice chairman of the board and from July 2001 until August 2002, Mr. Paul served as co-chairman with Ms. Paul. Mr. Paul has been a director since 1986. Mr. Paul holds a law degree from the University of Illinois and an MBA from Bradley University. Terrance Paul is Judith Paul’s husband.
John R. Hickey Age 48	Mr. Hickey has been our chief executive officer and president since July 2003. Mr. Hickey served as our president and chief operating officer from July 1996 until July 2003 and has served as a director since October 1996. Mr. Hickey holds a bachelor’s degree in international business and history from the University of Wisconsin.
Steven A. Schmidt Age 49	Mr. Schmidt has been our executive vice president, chief financial officer and secretary since July 2003. Mr. Schmidt joined the company in August 1999 as vice president, chief financial officer and secretary. From January 1998 until December 1998, he served as corporate controller for Wausau-Mosinee Paper Corporation, a specialty paper manufacturer. From June 1993 until December 1997, Mr. Schmidt was vice president finance, secretary and treasurer for Wausau Paper Mills Company, a publicly traded specialty paper manufacturer headquartered in Wausau, Wisconsin. Mr. Schmidt holds a bachelor’s degree in accountancy from the University of Wisconsin-LaCrosse, and is a Certified Public Accountant.

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

Market Information

      Our common stock is traded under the symbol “RLRN” on The Nasdaq Stock Market®, and quotations are supplied by the National Association of Securities Dealers, Inc. Information regarding the market prices of our common stock may be found in Note 15 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data”.

Holders

      As of February 27, 2004, there were 711 record holders of the common stock.

Historical Dividends

      For the years ended December 31, 2003 and 2002, no dividends or other distributions were paid to shareholders. On January 28, 2004, our Board of Directors declared a special cash dividend of $2.15 per share and its first quarterly cash dividend of $.04 per share, both payable March 1, 2004 to shareholders of record as of February 13, 2004. We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders.

Recent Sales of Unregistered Securities

      There were no sales of unregistered securities during the year ended December 31, 2003.

Item 6.	Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001	2000	1999

Consolidated Income Statement Data
Net sales:
Products	$107,863	$109,503	$110,702	$87,004	$67,608
Services	22,681	21,729	21,652	19,987	15,980

Total net sales	130,544	131,232	132,354	106,991	83,588

Cost of sales:
Products	10,826	11,930	14,857	11,621	7,768
Services	10,256	9,741	9,936	10,300	7,557

Total cost of sales	21,082	21,671	24,793	21,921	15,325

Gross profit	109,462	109,561	107,561	85,070	68,263
Operating expenses:
Product development	17,000	17,266	17,800	14,922	8,500
Selling and marketing	30,623	30,974	29,731	24,166	21,546
General and administrative	13,593	13,830	14,322	11,833	10,115
Purchased research and development	—	—	—	—	1,080

Total operating expenses	61,216	62,070	61,853	50,921	41,241

Operating income	48,246	47,491	45,708	34,149	27,022
Other, net	2,266	3,760	4,187	3,385	2,067

Income before taxes	50,512	51,251	49,895	37,534	29,089
Income tax provision	17,971	19,813	19,226	14,601	11,943

Net income	$32,541	$31,438	$30,669	$22,933	$17,146

Basic earnings per share (1)	$1.05	$0.93	$0.89	$0.67	$0.50
Diluted earnings per share (1)	1.04	0.92	0.88	0.67	0.50
Consolidated Balance Sheet Data
Working capital	$102,703	$74,496	$83,383	$59,897	$42,900
Total assets	159,431	147,611	159,961	118,221	88,419
Shareholders’ equity	133,330	121,236	136,531	99,670	74,935

(1)	Per share data have been restated to reflect a 2-for-1 stock split in the form of a dividend effective February 26, 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Renaissance Learning, Inc. is a leading provider of learning information systems software and school improvement programs to pre-kindergarten through senior high (“pre-K-12”) schools in the United States and Canada. Our computer-based learning information systems and related training, school improvement programs, professional development, and technical services help educators motivate students, accelerate learning, improve test scores, and help students master standards by increasing the quality, quantity, and timeliness of performance data available to educators to facilitate increased student practice of essential skills and support instruction.

      Our sales are derived primarily from the sale of software products and related services. Revenues are recorded net of an allowance for estimated returns. Allowances for bad debts are also recorded at the time of the sale. Product revenue is derived primarily from the sale of software products. We recognize revenue from sales of our off-the-shelf software products at the time of shipment to customers. We recognize revenue from the sale of software products which require significant customization or modification on the percentage-of-completion method of accounting. Revenue from subscription-based products is recognized on a straight-line basis over the subscription period.

      Service revenue is primarily derived from (i) training seminars, (ii) consulting services, (iii) technical services, and (iv) software telephone support agreements. Revenue from training seminars is recognized when the seminar is performed. Revenue from consulting and technical services is recognized as the services are performed or on a straight-line basis over the contractual period. Telephone support included with software sales has a duration of twelve months or less and is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from other software support agreements is initially recorded as deferred revenue and recognized as revenue on a straight-line basis over 12 or 24 months depending on the term of the agreement. Deferred revenue includes (i) amounts invoiced for products not yet delivered and services not yet performed, (ii) advance invoicing on contracts, and (iii) that portion of software support agreements and subscription-based product sales that has not yet been recognized as revenue.

      Because software products are generally shipped as orders are received, we have historically operated without a significant backlog of products. However, it is our practice to announce new products prior to when the products are ready for shipment to allow customers sufficient lead time for budgeting and curriculum purposes. This practice can result in a significant backlog for orders of new products. These orders are generally filled within a relatively short period of time after the product is ready for shipment. Registrations for training seminars are generally received from customers in advance of training events, resulting in a backlog for these services. Additionally, under district-wide implementations, customers commit to a comprehensive package of software and services in advance of delivery of the products and services. The delivery of backlogged products and services in certain periods can cause those periods to have higher revenue and higher revenue growth rates than other periods.

      Cost of sales consists of expenses associated with sales of software products, support agreements, and other services. These costs include: (i) personnel-related costs, (ii) costs of purchased materials such as optical-mark card scanners, educational products, training materials, manuals and motivational items, (iii) shipping and freight costs, (iv) amortization of capitalized development costs, and (v) other overhead costs. We recognize higher gross margins on our software product sales than on our scanners and service sales.

      We expense all development costs associated with a software product until technological feasibility is established, after which time such costs are capitalized until the product is available for general release to customers. Capitalized product development costs are amortized into cost of sales when the product is available for general release using the straight-line method over the estimated economic life of the product, which is generally estimated to be 24 months.

      In August 2003, we purchased a start-up enterprise in order to obtain a potential new product concept related to language acquisition software. This in-process technology and related learning methodology were instrumental in the development of our new English in a Flash software for helping teachers with English language learners and English as a second language students. English in a Flash is expected to be released during the 2004-2005 school year.

Results of Operations

      Our annual results of operations can be influenced by, among other things, general economic factors and the related impact on state and federal budgetary policy. School funding is typically a priority budget item and thus exhibits less volatility in economic downturns than other programs. However, in highly recessionary periods or in periods of sustained economic slow down, curtailments in school funding can be significant.

      The difficult funding environment experienced in the 2002-03 and 2003-04 school years have contributed to the reductions in revenue that we incurred in fiscal 2003 and 2002. We have mitigated some of the effects of the budgetary environment by focusing on several initiatives that have increased sales. These include new product and service introductions and an emerging emphasis on district-wide selling. We expect that our continued focus on products that accelerate learning combined with our efforts to establish a presence at the district level where more spending decisions will likely be made in the future, will allow us to return to periods of revenue growth.

      The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	For the Years Ended
	December 31,

	2003	2002	2001

Net Sales:
Products	82.6%	83.4%	83.6%
Services	17.4	16.6	16.4

Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Products	10.0%	10.9%	13.4%
Services	45.2	44.8	45.9

Total cost of sales	16.1	16.5	18.7

Gross profit:
Products	90.0	89.1	86.6
Services	54.8	55.2	54.1

Total gross profit	83.9	83.5	81.3

Operating expenses:
Product development	13.0	13.2	13.4
Selling and marketing	23.5	23.6	22.6
General and administrative	10.4	10.5	10.8

Operating income	37.0	36.2	34.5
Other, net	1.7	2.9	3.2

Income before taxes	38.7	39.1	37.7
Income tax provision	13.8	15.1	14.5

Net income	24.9%	24.0%	23.2%

Years Ended December 31, 2003 and 2002

      Net Sales. Our net sales declined by $688,000, or 0.5%, to $130.5 million in 2003 from $131.2 million in 2002. Product sales decreased by $1.6 million, or 1.5%, to $107.9 million in 2003 from $109.5 million in 2002. Revenues of our established products declined by 4.9% in 2003 versus 2002, while sales of our new products helped to offset these declines somewhat. We released several new products during 2003, as follows: Accelerated Grammar and Spelling software, which helps teachers build the language skills of students, and diagnose students’ grammar and spelling skills; Read Now, reading intervention program; and Renaissance Place, the integrated, web-based versions of our software products which utilizes client-server and enterprise-scale data base technology.

      Service revenue increased by $952,000, or 4.4%, to $22.7 million in 2003 compared to $21.7 million in 2002. Most of the improvement is attributable to software support and consulting revenues which increased by 9.2% due to our new products and a larger installed base, while professional development services were relatively unchanged. Approximately 70,000 educators attended our Renaissance training programs in 2003 compared to approximately 75,000 in 2002.

      The adverse school funding environment we experienced in 2003 has continued and we do not expect any significant improvement over the balance of the 2003-2004 school year. We expect that the first half of 2004 will remain challenging with the first quarter being particularly weak. For the full year 2004, we expect that our expanding and maturing field sales team, our new products and our other initiatives will result in low- to mid-single digit percentage sales growth over the full year 2003.

      Cost of Sales. The cost of sales of products decreased by $1.1 million, or 9.3%, to $10.8 million in 2003 from $11.9 million in 2002. As a percentage of product sales, the cost of sales of products decreased to 10.0% from 10.9% in 2002. Over half of the decrease is due to an improved profit margin on our publisher assessment business related to improved efficiencies. The remainder is primarily due to lower amortization expense related to capitalized development costs.

      The cost of sales of services increased by $514,000, or 5.3%, to $10.3 million in 2003 from $9.7 million in 2002. As a percentage of sales of services, the cost of sales of services increased slightly to 45.2% in 2003 from 44.8% in 2002, driven mainly by some low margin technical support services included in 2003.

      Our overall gross profit margin improved to 83.9% in 2003 from 83.5% in 2002 due primarily to the improved product margins mentioned earlier.

      Product Development. Product development expenses (excluding amount capitalized) decreased slightly to $17.0 million in 2003 from $17.3 million in 2002. We continue to invest in the development of new products, enhancement of existing products including new platforms, and development of tools to increase the efficiency of product development. We expect product development expenses to remain relatively constant through 2004 at approximately $4.0 to $4.5 million per quarter.

      Selling and Marketing. Selling and marketing expenses were relatively unchanged at $30.6 million in 2003 compared to $31.0 million in 2002. We incurred additional costs related to the expansion of our field sales team but these costs were substantially offset by reductions in advertising and other cost savings efforts. As a percentage of net sales, selling and marketing expenses were 23.5% in 2003 compared to 23.6% in 2002. Selling and marketing expenses are expected to increase for the full year 2004 due to the continued expansion of our field sales force.

      General and Administrative. General and administrative expenses decreased by $237,000, or 1.7%, to $13.6 million in 2003 from $13.8 million in 2002. We continue to closely monitor and control general and administrative costs. As a percentage of net sales, general and administrative costs decreased to 10.4% in 2003 from 10.5% in 2002.

      Operating Income. Operating income increased by $755,000, or 1.6%, to $48.2 million in 2003 from $47.5 million in 2002. As a percentage of net sales, operating income increased to 37.0% in 2003 from 36.2% in 2002 primarily as a result of decreased operating expenses.

      Income Taxes. Income tax expense of $18.0 million was recorded in 2003 at an effective income tax rate of 35.6% compared to $19.8 million and 38.7% effective income tax rate in 2002. The third quarter of 2003 included a tax benefit of $1.0 million related to tax credits for research activities in excess of previously estimated amounts. Excluding the benefit of the tax credits for research activities from earlier periods, which are non-recurring, our effective rate for the year would have been 37.5%. We expect to maintain our effective tax rate at or somewhat below 37.5% in 2004.

Years Ended December 31, 2002 and 2001

      Net Sales. Our net sales decreased by $1.2 million, or 0.8%, to $131.2 million in 2002 from $132.4 million in 2001. Product sales decreased by $1.2 million, or 1.1%, to $109.5 million in 2002 from $110.7 million in 2001. In 2002, we experienced revenue declines for nearly all of our products due to the economic downturn which has resulted in school funding pressures and, consequently, decreased demand for our products. Sales of Accelerated Reader quizzes and STAR Early Literacy software increased somewhat and, together with sales of the new products we introduced in 2002, partially offset the declines in sales of our other products.

      Service revenue, was $21.7 million in 2002, an increase of $77,000 over 2001, or 0.4%. Increased software support and consulting revenues were offset by a decline in our training revenues. Approximately 75,000 educators attended our Renaissance training programs in 2002 compared to approximately 80,000 in 2001.

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

      Selling and Marketing. Selling and marketing expenses increased by $1.2 million, or 4.2%, to $31.0 million in 2002 from $29.7 million in 2001. These expenses increased primarily due to increased costs of selling at the district level, and increased wages and related benefit costs associated with hiring additional personnel to (i) support sales of our expanded product line and district contracts, and (ii) pursue state and federal funding opportunities. As a percentage of net sales, selling and marketing expenses increased to 23.6% in 2002 from 22.6% in 2001.

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

Liquidity and Capital Resources

      As of December 31, 2003, our cash, cash equivalents and investment securities were $111.8 million, up $12.0 million from the December 31, 2002 total of $99.8 million. The net increase is due primarily to $38.0 million in cash provided by operating activities offset by stock repurchases of $23.7 million and $2.4 million invested in new property, plant and equipment.

      At December 31, 2003, we had a $15.0 million unsecured revolving line of credit with a bank which is available until May 31, 2005. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2005. The line of credit bears interest based on the prime rate less 1.0%. As of December 31, 2003, the lines of credit had not been used.

      On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of January 1, 2003 through December 31, 2003, we repurchased 1.3 million shares at a cost of $23.7 million. Since authorization, we have repurchased 4.0 million shares at a cost of $72.9 million under this repurchase program. Depending on our stock valuation, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.

      On January 28, 2004, our Board of Directors declared a special cash dividend of $2.15 per share and our first quarterly cash dividend of $.04 per share, both payable March 1, 2004 to shareholders of record as of February 13, 2004. Total dividends paid out of cash and cash equivalents on March 1, 2004 were $67.9 million. We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders.

      We believe our strong cash position coupled with cash flow from operations will be sufficient to meet both our short-term and long-term working capital requirements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

      We do not have any off-balance sheet transactions, arrangements, or obligations (including contingent obligations), that would have a material effect on our financial results.

      We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. Operating leases give us more flexibility than purchasing facilities outright and limit our exposure to many of the risks of owning commercial property, especially as it pertains to foreign jurisdictions. These agreements generally are for terms of one to five years and cannot be terminated by either the lessor or us for reasons other than breach of the lease agreement. We do not anticipate early termination of any of these agreements. For each of the years ended December 31, 2003, 2002 and 2001, we incurred expenses of approximately $1.1 million, with respect to these operating leases.

      As of December 31, 2003, our aggregate contractual obligations for future payments under these operating leases (by period due) were approximately:

(In Thousands)
2004	$982
2005	806
2006	503
2007	184
After 2007	100

$2,575

      As of December 31, 2003, we did not hold any long-term debt obligations, capital-lease obligations, or long-term purchase obligations.

Critical Accounting Policies and Estimates

      The foregoing discussion is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The following is a list of our critical accounting policies defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and/or require management’s significant judgments and estimates. This is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 4 to our Notes to Consolidated Financial Statements.

      Revenue Recognition. We recognize revenue in accordance with Statement of Position No. 97-2 “Software Revenue Recognition” issued by the Accounting Standards Executive Committee of the AICPA. Under this accounting standard, revenue is recognized when the following have occurred: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred or a service has been performed, pricing is fixed and determinable, and collectibility is probable. Revenue is recognized as follows: (i) at the time of shipment to customers for off-the-shelf software products and related telephone support with a duration of 12 months or less sold with the product, (ii) on the percentage-of-completion basis for software products which require significant customization or modification, (iii) as seminars are performed for training, (iv) straight-line over the term of the support agreement for other software support agreements, (v) as the service is performed or on a straight-line basis over the contractual period for technical and consulting services, and (vi) straight-line over the subscription period for subscription based products. Accordingly, management is required to make judgments as to whether pricing is fixed and determinable, whether collectibility is reasonably assured and what the percentage of completion is as of the financial reporting date.

      Expenses are recognized and matched against revenues for the reporting period presented in the financial statements. We record accruals for sales returns and doubtful accounts at the time of revenue recognition based upon historical experience as well as other factors that in our judgment could reasonably be expected to cause sales returns or doubtful accounts to differ from historical experience. Changes in such allowances may be required if future returns or bad debt activity differs from our estimates.

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

      Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. Estimating fair value requires that we forecast future cash flows related to the asset subject to review. These forecasts require assumptions about demand for our products and services, future market conditions and technological developments. Other assumptions include determining the discount rate and future growth rates. Changes to these assumptions could result in an impairment charge in future periods.

      Software Support Obligations. We record a liability for the estimated cost of software support at the time of sale. Estimated costs are based upon our historical cost experience of fulfilling these obligations as well as other factors that in our judgment could reasonably be expected to affect those costs, such as trends in the cost of providing telephone support. If the actual costs of fulfilling these obligations differ from our estimates, it could result in additional charges to cost of sales in future periods.

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

      Taxes. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full fiscal year. The estimated effective income tax rate contemplates the expected jurisdiction where income is earned (e.g., United States compared to non-United States), the estimated amount of certain tax credits, as well as tax planning strategies. If the actual distribution of taxable income by jurisdiction varies from our expectations, if the actual amount of tax credits varies from our estimates, or if the results of tax planning strategies are different from our estimates, adjustments to the effective income tax rate may be required in the period such determination is made.

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

      Our investment policy specifically requires: (i) that each investment have a maximum maturity of 36 months, (ii) that at least 10% of the portfolio be available on 30 days notice and not more than 30% of the portfolio have a maturity in excess of 24 months, (iii) that each investment meet minimum credit quality requirements, (iv) that our portfolio be diversified such that not more than 10% is invested in any one issuer (other than the US Treasury or its agencies, or money market funds), and (v) that each investment meet certain maximum maturity or tender option limits based on its minimum credit rating. As of December 31, 2003 our investment securities had a market value of approximately $49.4 million and a carrying value of $49.3 million.

      Our investment policy parameters preclude investment in equity securities and requires that the Board of Directors review the policy annually and on an interim basis as required.

      Foreign Currency Exchange Rate Risk. The financial position and results of operations of our foreign subsidiaries are measured using local currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars using average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. Translation gains or losses are deferred as a separate component of shareholders’ equity. Aggregate foreign currency transaction gains and losses are included in determining net income. As such, our operating results are affected by fluctuations in the value of the U.S. dollar compared to the Australian dollar, British pound, Canadian dollar, and Indian Rupee. At this time, foreign exchange rate risk is not significant due to the relative size of our foreign operations.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Renaissance Learning, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Renaissance Learning, Inc. and subsidiaries, as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Renaissance Learning, Inc. as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those other auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 18, 2002.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such 2003 and 2002 financial statements present fairly, in all material respects, the financial position of Renaissance Learning, Inc. and subsidiaries, as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      As described in note 5 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

January 16, 2004, except for Note 17,
as to which the date is January 28, 2004

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

As of December 31, 2003 and 2002

	2003	2002

	(In Thousands, Except
	Share and Per Share
	Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$62,524	$18,220
Investment securities	42,825	60,269
Accounts receivable, less allowance of $1,629 and $1,654, respectively	13,182	12,619
Inventories	2,354	1,724
Prepaid expenses	1,352	1,411
Deferred tax asset	3,743	3,710
Other current assets	889	1,331

Total current assets	126,869	99,284
Investment securities	6,485	21,347
Property, plant and equipment, net	20,536	21,085
Deferred tax asset	1,795	1,942
Goodwill	2,642	2,313
Other intangibles, net	478	874
Capitalized software, net	626	659
Other non-current assets	—	107

Total assets	$159,431	$147,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,144	$3,643
Deferred revenue	10,705	10,397
Payroll and employee benefits	3,153	3,771
Income taxes payable	2,295	2,372
Other current liabilities	4,869	4,605

Total current liabilities	24,166	24,788
Deferred revenue	800	930
Deferred compensation	958	492

Total liabilities	25,924	26,210
Minority interest	177	165
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at December 31, 2003 and 2002	347	347
Additional paid-in capital	54,167	54,423
Retained earnings	148,596	116,055
Treasury stock, at cost 3,860,802 shares at December 31, 2003; 2,737,672 shares at December 31, 2002	(69,838)	(49,480)
Accumulated other comprehensive income (loss)	58	(109)

Total shareholders’ equity	133,330	121,236

Total liabilities and shareholders’ equity	$159,431	$147,611

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In Thousands, Except Per Share Amounts)
Net Sales:
Products	$107,863	$109,503	$110,702
Services	22,681	21,729	21,652

Total net sales	130,544	131,232	132,354

Cost of sales:
Products	10,826	11,930	14,857
Services	10,256	9,741	9,936

Total cost of sales	21,082	21,671	24,793

Gross profit	109,462	109,561	107,561
Operating expenses:
Product development	17,000	17,266	17,800
Selling and marketing	30,623	30,974	29,731
General and administrative	13,593	13,830	14,322

Total operating expenses	61,216	62,070	61,853

Operating income	48,246	47,491	45,708
Other income:
Interest income	1,927	3,207	3,925
Other, net	339	553	262

Income before taxes	50,512	51,251	49,895
Income tax provision	17,971	19,813	19,226

Net income	$32,541	$31,438	$30,669

Earnings per share:
Basic	$1.05	$0.93	$0.89
Diluted	$1.04	$0.92	$0.88

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2002 and 2003

					Other	Accumulated
	Common	Additional			Comprehensive	Total
	Stock	Paid-in	Retained	Treasury	Income	Shareholders’
	Amount(1)	Capital	Earnings	Stock	(Loss)	Equity

	(In Thousands)
Balance, December 31, 2000	$343	$45,769	$53,948	$(325)	$(65)	$99,670
Net income	—	—	30,669	—	—	30,669
Foreign currency translation	—	—	—	—	(6)	(6)
Unrealized loss on securities	—	—	—	—	261	261

Comprehensive income	—	—	—	—	—	30,924
Employee stock purchase plan	1	814	—	—		815
Exercise of stock options	2	3,215	—	—	—	3,217
Tax benefit on stock options	—	1,905	—	—	—	1,905

Balance, December 31, 2001	346	51,703	84,617	(325)	190	136,531
Net income	—	—	31,438	—	—	31,438
Foreign currency translation	—	—	—	—	(58)	(58)
Unrealized gains on securities	—	—	—	—	(241)	(241)

Comprehensive income	—	—	—	—	—	31,139
Stock repurchased for treasury	—	—	—	(49,155)	—	(49,155)
Employee stock purchase plan	—	1,066	—	—	—	1,066
Exercise of stock options	1	1,219	—	—	—	1,220
Tax benefit on stock options	—	378	—	—	—	378
Stock option grants to non-employees	—	57	—	—	—	57

Balance, December 31, 2002	347	54,423	116,055	(49,480)	(109)	121,236
Net income	—	—	32,541	—	—	32,541
Foreign currency translation	—	—	—	—	167	167

Comprehensive income	—	—	—	—	—	32,708
Stock repurchased for treasury	—	—	—	(23,727)	—	(23,727)
Employee stock purchase plan	—	(131)	—	1,177	—	1,046
Exercise of stock options	—	(561)	—	2,192	—	1,631
Tax benefit on stock options	—	393	—	—	—	393
Stock option grants to non-employees	—	43	—	—	—	43

Balance, December 31, 2003	$347	$54,167	$148,596	$(69,838)	$58	$133,330

(1)	Common Stock, $0.01 par value, 150,000,000 shares authorized.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$32,541	$31,438	$30,669
Noncash (income) expenses included in net income — Depreciation and amortization	3,923	4,633	5,736
Amortization of investment discounts/premiums	1,618	2,146	317
Deferred income taxes	114	323	(938)
Change in assets and liabilities — Accounts receivable	(563)	(221)	(1,062)
Inventories	(630)	(76)	(125)
Prepaid expenses	59	(348)	141
Accounts payable and other liabilities	(70)	178	6,059
Deferred revenue	178	3,047	1,417
Other current assets	442	(19)	(467)
Other	416	439	(263)

Net cash provided by operating activities	38,028	41,540	41,484

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,436)	(1,572)	(2,452)
Purchase of investment securities	(42,357)	(60,816)	(68,729)
Maturities/sales of investment securities	73,045	50,575	38,102
Capitalized software development costs	(448)	(729)	(484)
Acquisitions	(521)	—	(704)

Net cash provided (used) by investing activities	27,283	(12,542)	(34,267)

Cash flows from financing activities:
Proceeds from issuance of stock	1,046	1,066	815
Proceeds from exercise of stock options	1,674	1,277	3,217
Purchase of treasury stock	(23,727)	(49,025)	—

Net cash (used) provided by financing activities	(21,007)	(46,682)	4,032

Net increase (decrease) in cash	44,304	(17,684)	11,249
Cash and cash equivalents, beginning of period	18,220	35,904	24,655

Cash and cash equivalents, end of period	$62,524	$18,220	$35,904

Supplemental cash flow information
Cash paid during the year for —
Interest	$—	$—	$—
Income taxes (net of refunds)	$17,172	$20,845	$16,376

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Consolidation

      Our consolidated financial statements include the financial results of Renaissance Learning, Inc. (“Renaissance Learning”) and its subsidiaries (collectively, the “Company”). Renaissance Learning’s significant operating subsidiaries include Renaissance Corporate Services, Inc. and Generation21 Learning Systems, LLC (“Generation21”). All significant intercompany transactions have been eliminated in the consolidated financial statements.

(2)	Nature of operations

      Renaissance Learning is a provider of learning information systems to pre-K-12 schools in the United States and Canada. Our flagship product is the Accelerated Reader, software which provides information for motivating and monitoring increased literature-based reading practice and to support instruction. Our software products also include STAR Reading, a computer-adaptive reading test and database, and Accelerated Math and STAR Math, software products that apply to math the principles that have made the reading software effective in improving academic performance. Additionally, we publish and distribute several other learning information system products.

      Renaissance Learning develops and performs professional development services, which provide educators with professional development opportunities through on- and off-site seminars, consulting services, web-based training, and educator support materials. Teacher training is provided through Reading Renaissance, Math Renaissance, and a variety of other professional development seminars.

      Renaissance Corporate Services, Inc. provides customized software to educational publishers for assessment and skills practice in reading, language arts, math, science, and other subjects and also develops content for certain products distributed by Renaissance Learning. Generation21 sells enterprise software for organization-wide training and knowledge management to corporate and governmental customers. Renaissance Learning also has subsidiaries in Australia, Canada, India, and the United Kingdom.

(3)	Acquisition

      Effective August 19, 2003, we acquired a start-up enterprise in order to obtain certain in-process research and development. The transaction was accounted for using the purchase method of accounting, with a total purchase price of $521,000. The purchase price was allocated based on the fair values of the assets acquired and liabilities assumed and included an allocation of $329,000 to goodwill (see Note 5). The operating results of this company, which are not material to our consolidated financial statements, are included in our consolidated financial statements since the date of acquisition.

      Pro forma data is not provided relating to the above acquisition because it would not differ significantly from historical results.

(4)	Significant accounting policies

(a) Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Revenue recognition

      We recognize revenue in accordance with Statement of Position No. 97-2 “Software Revenue Recognition” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Revenues are recorded net of an allowance for estimated returns. Allowances for bad debts are also recorded at the time of the sale.

      Product revenue is derived primarily from the sale of software products. We recognize revenue from sales of off-the-shelf software products at the time of shipment to customers. We recognize revenue from the sale of software products which require significant modification or customization on the percentage-of-completion method of accounting. Accordingly, revenue is deferred for advance payments from customers that are in excess of revenues recognized under the percentage-of-completion method of accounting. Included in accounts receivable at December 31, 2003 and 2002 is $96,000 and $284,000, respectively, of amounts recognized as revenue under the percentage-of-completion method which are not yet billed to the customers. Revenue from subscription-based products is recognized on a straight-line basis over the subscription period.

      Service revenue is derived from (i) training seminars, (ii) consulting services, (iii) technical services, and (iv) software telephone support agreements. Revenue from training seminars is recognized when the seminar is performed. Revenue from consulting and technical services is recognized as the service is performed or on a straight-line basis over the contractual period. Telephone support included with software sales has a duration of twelve months or less and is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from other software support agreements is initially recorded as deferred revenue and recognized as revenue on a straight-line basis over 12 or 24 months depending on the term of the agreement.

      Deferred revenue includes (i) amounts invoiced for products not yet delivered and services not yet performed, (ii) advance invoicing on contracts, and (iii) that portion of software support agreements and subscription-based product sales that has not yet been recognized as revenue.

(c) Cash and cash equivalents

      Cash amounts on deposit at banks and highly liquid debt instruments purchased with an original maturity date of three months or less are included in cash and cash equivalents. Debt instruments are carried at cost, which approximates market value due to the short-term nature of those instruments. Cash and cash equivalents consisted of the following at December 31:

	2003	2002

	(In Thousands)
Cash and time deposits	$9,924	$9,220
Municipal obligations	32,300	9,000
Corporate obligations	20,300	—

	$62,524	$18,220

(d) Investment securities

      Investment securities have an original maturity of more than three months and a remaining maturity of less than twenty-four months. All of our investment securities are classified as held-to-maturity and are carried at amortized cost. The fair value of our investment securities listed below are based on quoted market prices. As of December 31, 2003 and 2002, investment securities consisted entirely of corporate notes and municipal obligations.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Investment securities consisted of the following at December 31:

	Held-to-Maturity Investment Securities

	2003		2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In Thousands)
Due in less than 1 year:
Corporate bonds	$18,224	$18,304	$36,023	$36,163
Municipal bonds	24,601	24,628	24,246	24,331

	42,825	42,932	60,269	60,494

Due in 1 to 2 years:
Corporate bonds	3,902	3,904	16,073	16,337
Municipal bonds	2,583	2,582	5,274	5,303

	6,485	6,486	21,347	21,640

	$49,310	$49,418	$81,616	$82,134

(e) Inventories

      Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Inventories primarily consist of purchased materials which include optical-mark card scanners, educational products, training materials, manuals, and motivational items.

(f) Catalog and advertising costs

      Costs related to direct response advertising, primarily catalogs, are capitalized and amortized over their expected period of future benefits. At December 31, 2003 and 2002, capitalized catalog costs of $0 and approximately $65,000, respectively, are included in prepaid expenses. All other advertising costs are expensed as the advertising takes place. Advertising expenses for 2003, 2002 and 2001 were approximately $7.2 million, $8.5 million and $9.5 million, respectively.

(g) Property, plant and equipment

      Property, plant and equipment are recorded at cost and are depreciated over their estimated useful lives using principally the straight-line method for financial reporting purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that significantly extend the useful life of an asset are added to the plant and equipment accounts. Depreciation expense was $3.0 million, $3.5 million and $3.9 million for 2003, 2002 and 2001, respectively.

      The estimated useful lives for property, plant and equipment are as follows: buildings-25 to 40 years; furniture, fixtures and office equipment-5 to 8 years; computer and production equipment-3 to 5 years; vehicles-5 years; and leasehold improvements-the lease term.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net property, plant and equipment consisted of the following at December 31:

	2003	2002

	(In Thousands)
Land and improvements	$3,642	$3,637
Buildings	16,004	15,993
Furniture, fixtures and office equipment	5,986	5,743
Computer and production equipment	10,443	10,277
Other	1,545	422

Total property, plant and equipment	37,620	36,072
Less — accumulated depreciation and amortization	17,084	14,987

Property, plant and equipment, net	$20,536	$21,085

(h) Software development costs

      We capitalize certain software development costs incurred after technological feasibility is achieved. Capitalized costs are reported at the lower of amortized cost or net realizable value. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the products which is generally estimated to be 24 months. Amortization begins when the products are available for general release to customers. All other research and development expenditures are charged to product development expense in the period incurred. When capitalized software is fully amortized, the balance is removed from the capitalized software and accumulated amortization accounts. Amounts capitalized were approximately $448,000, $729,000 and $484,000 in 2003, 2002 and 2001, respectively. Amortization expense of approximately $481,000, $576,000 and $560,000 for 2003, 2002 and 2001, respectively, is included in cost of sales-products in the consolidated statements of income. At December 31, 2003 and 2002, accumulated amortization of capitalized software development costs was $1,043,000 and $1,309,000, respectively.

(i) Sales and concentration of credit risks

      We grant credit to customers in the ordinary course of business. The majority of our customers are schools or school districts, although we do sell some of our products through resellers. Concentrations of credit risk with respect to trade receivables are limited due to the significant number of customers and their geographic dispersion. In 2003, 2002, and 2001, no customer represented more than 10% of net sales.

(j) Stock-based compensation

      We elected, as permitted by SFAS 123 “Accounting for Stock Based Compensation,” to follow the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” and to provide the pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. Under the intrinsic value method, compensation cost for stock options is measured by the excess, if any, of the quoted price of our stock at the measurement date over the exercise price. The Black-Scholes option-pricing model was used to compute the fair value of each option granted for purposes of the pro forma disclosures required by SFAS 123. The disclosures required by SFAS 123 are presented in Footnote 11.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k) Earnings per common share

      Earnings per share is computed in accordance with SFAS 128 “Earnings per Share”. Basic earnings per common share (“Basic EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding.

      Diluted earnings per common share (“Diluted EPS”) is computed similarly to Basic EPS except that the weighted average number of shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Our potentially dilutive common shares consist of unexercised stock options.

      The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an antidilutive effect on earnings per share. Consequently, stock options with an exercise price greater than the average market price for the period are not included in the computation of potentially dilutive common shares. For the years ended December 31, 2003, 2002 and 2001, respectively, there were 807,319; 721,631; and 83,833 options excluded from the computation of potentially dilutive weighted average common shares.

      The weighted average shares outstanding are as follows:

	2003	2002	2001

Basic weighted average shares outstanding	31,110,578	33,858,579	34,515,540
Dilutive effect of outstanding stock options	194,853	209,137	330,860

Diluted weighted average shares outstanding	31,305,431	34,067,716	34,846,400

(l) Income taxes

      We account for income taxes according to the provisions of SFAS 109, “Accounting for Income Taxes”. SFAS 109 requires an asset and liability based approach to accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between financial and tax accounting of revenue and expense items. Valuation allowances are provided when it is anticipated that some or all of a deferred tax asset is not likely to be realized.

(m) Derivative financial instruments

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard, as amended, requires that entities recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. We adopted this standard on January 1, 2001. The adoption of this statement has not had an impact on the consolidated financial statements, as we have not utilized derivative instruments.

(n) Comprehensive income (loss)

      Our comprehensive income (loss) includes foreign currency translation adjustments, which are included in accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity. On January 1, 2002, we reclassified our investment securities to held-to-maturity from available-for-sale and have amortized the balance of unrealized gains and losses as allowed by the SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. This reclassification of our investments did not have an impact on our reported net income for any of the periods presented. At December 31, 2003 and 2002, accumulated other comprehensive income (loss) consisted entirely of foreign currency translation adjustments.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o) Shipping and handling revenues and costs

      We include shipping and handling fees billed to customers in net sales. The related shipping and handling costs are included in cost of sales.

(p) Reclassifications

      Certain previously reported amounts have been reclassified to conform with the 2003 presentation.

(5)	Goodwill and other intangible assets

      On June 30, 2001, the FASB issued SFAS 142 “Goodwill and Other Intangible Assets”. Under this new standard, goodwill acquired after June 30, 2001 is not amortized over its useful life and starting January 1, 2002, amortization expense is no longer recorded for goodwill acquired on or before June 30, 2001.

      We adopted the provisions of SFAS 142 effective January 1, 2002. Assembled workforce does not meet the criteria of SFAS 142 for recognition apart from goodwill, therefore, as of January 1, 2002, we reclassified the $441,000 unamortized balance of assembled workforce to goodwill. SFAS 142 requires that we assess goodwill at least annually for impairment by applying a fair-value-based test. We completed this testing at December 31, 2003, and found no instances of impairment of our recorded goodwill. All of our goodwill and other intangible assets are assigned to our software segment.

      In accordance with SFAS 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the year ended December 31, 2001 is as follows:

Twelve Months Ended
December 31, 2001

(In Thousands, Except
Per Share Amounts)
Net income:
As reported	$30,669
Goodwill amortization, net of tax	346

Pro forma net income	$31,015

Earnings per share:
Basic:
As reported	$0.89
Pro forma	0.90
Diluted:
As reported	$0.88
Pro forma	0.89

      Goodwill of $329,000 was acquired with the purchase of a start-up enterprise in 2003 (see Note 3). For the year ended December 31, 2003, we recognized amortization expense of $396,000 on other intangibles with finite lives. Other intangibles with finite lives are scheduled to be fully amortized in 2005 with corresponding amortization estimated to be $285,000 and $193,000 for the years ended 2004 and 2005, respectively. The estimated useful lives are four years for algorithms and software code and five years for a non-compete agreement.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other intangibles consisted of the following:

	December 31, 2003			December 31, 2002

	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles,	Carrying	Accumulated	Intangibles,
	Amount	Amortization	Net	Amount	Amortization	Net

	(In Thousands)
Algorithms and software code	$2,124	$2,058	$66	$2,124	$1,882	$242
Non-compete agreement	1,100	688	412	1,100	468	632

Other intangibles	$3,224	$2,746	$478	$3,224	$2,350	$874

(6)	Income taxes

      The provision for income taxes consisted of:

	2003	2002	2001

	(In Thousands)
Current tax provision:
U.S. federal	$14,831	$16,538	$17,409
State and local	2,721	2,952	2,755
Foreign	305	—	—

Total current tax provision	17,857	19,490	20,164

Deferred tax provision (benefit):
U.S. federal	105	313	(848)
State and local	9	10	(90)

Total deferred tax provision (benefit)	114	323	(938)

Provision for income taxes	$17,971	$19,813	$19,226

      Effective rate reconciliation:

	2003			2002			2001

	(In Thousands)
Income tax provision at statutory tax rate	$17,679	35.0%		$17,937	35.0%		$17,463	35.0%
State and local taxes, net of federal tax benefit	1,775	3.5%		1,925	3.8%		1,732	3.4%
Federal research credit	(1,051)	(2.1%	)	(250)	(0.5%	)	(200)	(0.5%	)
Other	(432)	(0.8%	)	201	0.4%		231	0.5%

Provision for income taxes	$17,971	35.6%		$19,813	38.7%		$19,226	38.4%

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets consisted of the following at December 31:

	2003	2002

	(In Thousands)
Current deferred tax assets:
Deferred revenue	$1,063	$1,303
Expenses not currently deductible	2,680	2,407

Net current deferred tax assets	3,743	3,710

Noncurrent deferred tax assets:
Deferred revenue	78	101
Depreciation and amortization	190	296
Intangibles	1,527	1,545

Net noncurrent deferred tax assets	1,795	1,942

Total deferred tax assets	$5,538	$5,652

(7)	Lines of credit

      We have a $15.0 million unsecured revolving line of credit with a bank, which is available until March 31, 2005. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2005. The line of credit bears interest based on the prime rate less 1.0%. As of December 31, 2003, the lines of credit had not been used.

(8)	Lease commitments

      We are party to various operating leases for equipment and office facilities. Rent expense for 2003, 2002 and 2001 was approximately $1.1 million each year.

      Future approximate minimum rental payments (including estimated operating costs) required under operating leases as of December 31, 2003 are as follows:

(In Thousands)
2004	$982
2005	806
2006	503
2007	184
After 2007	100

$2,575

(9)	Litigation

      We are subject to various claims and proceedings covering a wide range of matters that arise in the ordinary course of business activities. We believe that any liability that may ultimately arise from the resolution of these matters will not have a material adverse effect on our financial position, results of operations or shareholders’ equity.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Retirement plans

      We have established a defined contribution 401(k) Savings Plan covering all employees in the United States who meet certain service requirements and a Supplemental Executive Retirement Plan (“SERP”) available to members of senior management, for the provision of retirement benefits to our employees.

      Employees participating in the 401(k) plan may elect to contribute up to 50% of their annual pretax compensation subject to certain IRS limitations. SERP participants may elect to defer up to 20% of their annual pretax compensation to the SERP.

      Vesting and employer matching contributions are the same under both plans. Beginning in 2003, vesting of employer contributions takes place ratably over an employee’s first four years of service with full vesting of past and future employer contributions once four years of service is reached. Prior to 2003, employees were fully vested in employer contributions immediately.

      Employer matching contributions are currently $0.75 for each $1.00 contributed by a participant and are limited to a maximum of 4.5% of a participant’s pretax income. Prior to 2003, employer matching contributions were $0.66 for each $1.00 contributed by a participant and were limited to 4.0% of a participant’s pretax compensation. For those employees participating in the SERP, the maximum employer contribution is determined on a combined basis with the 401(k) plan. Discretionary employer contributions may also be made to the plans. There were no discretionary contributions made in 2003, 2002 or 2001 to the plans.

      Our liability for benefits payable to SERP participants is unfunded. All amounts credited to a SERP participant’s account are hypothetically invested in certain publicly traded investment funds, as directed by each participant. Accordingly, changes in the market value of the investment funds chosen by SERP participants will cause our liability for this benefit to increase or decrease with a corresponding loss or gain in our statement of income and results of operations. The liability for this SERP is classified as deferred compensation in the consolidated balance sheets.

      The following summarizes our expense under these retirement plans:

	2003	2002	2001

	(In Thousands)
Employer matching contribution — 401(k) Plan	$1,268	$1,071	$1,002
Employer matching contribution — SERP	24	19	13
Loss (gain) related to unfunded SERP liability	118	(43)	(29)

Total	$1,410	$1,047	$986

(11)	Stock option plan

      We have established the 1997 Stock Incentive Plan (the “Plan”) for our officers, key employees, non-employee directors and consultants. Options granted under the plan may be in the form of nonqualified stock options (“NSO”) or incentive stock options which comply with Section 422 of the Internal Revenue Code (“ISO”). A combined maximum of 6,000,000 options, stock appreciation rights (“SAR”) and share awards may be granted under the plan. The exercise price of the options is the market value of our common stock at the date of grant. Generally, options vest and become exercisable ratably over a four-year period, commencing one year after the grant date. The options expire 10 years from the grant date. As of December 31, 2003, only NSOs have been granted; no ISOs, SARs or share awards have been granted under the plan.

      We use the intrinsic value method as prescribed in APB 25, “Accounting for Stock Issued to Employees”, to account for stock based compensation arrangements. Had compensation cost been determined

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the stock option grants based on the fair value method set forth under SFAS 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	2003	2002	2001

	(In Thousands, Except
	Per Share Amounts)
Net Income, as reported	$32,541	$31,438	$30,669
Deduct: total stock-based compensation expense determined under fair-value based method for all awards, net of tax	3,767	4,429	5,129
Pro forma net income	$28,774	$27,009	$25,540
Earnings per share:
Basic:
As reported	$1.05	$0.93	$0.89
Pro forma	0.92	0.80	0.74
Diluted:
As reported	$1.04	$0.92	$0.88
Pro forma	0.92	0.80	0.73
The per share weighted average fair value of options granted under the plan during the year is:	$12.30	$16.01	$27.36

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Dividend yield	0%	0%	0%
Expected volatility	75.20%	80.27%	85.19%
Risk-free interest rate	3.09%	3.91%	4.78%
Expected life (in years)	6	6	10

      A summary of stock option activity under the plan is as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,818,257	$22.16	1,421,911	$22.06	1,348,152	$18.27
Granted	386,720	18.33	578,857	22.40	384,422	31.83
Exercised	(121,394)	13.44	(75,557)	16.15	(207,310)	15.47
Cancelled	(94,200)	24.78	(106,954)	26.45	(103,353)	22.21

Outstanding at end of year	1,989,383	21.82	1,818,257	22.16	1,421,911	22.06

Options exercisable at end of year	1,079,932	$21.43	839,512	$19.06	580,478	$16.08

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Outstanding Options			Exercisable Options

		Weighted Average			Weighted Average
Range of	Options	Remaining	Weighted Average	Options	Exercise Price of
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable Options

$ 8.00 to $16.00	380,031	4.77	$11.62	376,283	$11.59
$16.01 to $22.00	855,014	8.02	17.84	300,762	19.40
$22.01 to $28.00	82,711	9.03	24.66	24,646	24.71
$28.01 to $34.00	444,062	7.41	30.67	221,168	30.27
$34.01 to $40.00	226,456	6.93	35.43	156,569	35.88
$40.01 to $46.00	—	0.00	0.00	—	0.00
$46.01 to $52.00	1,109	7.56	51.47	504	51.47

$ 8.00 to $51.58	1,989,383	7.18	$21.82	1,079,932	$21.43

(12)	Employee stock purchase plan

      Effective July 1, 1998, we adopted an Employee Stock Purchase Plan (“ESPP”) which allows employees to purchase shares of common stock through payroll deductions, up to 10% of eligible compensation. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. A total of 500,000 shares are available for purchase under the plan. We have elected to apply APB 25 “Accounting for Stock Issued to Employees”, as amended by FASB Interpretation No. 44 (“FIN 44”), in accounting for stock-based plans. Accordingly, no expense is recognized for employee stock purchases through the plan. Shares of common stock issued with respect to the plan were approximately 65,000 shares in January 2003 for fiscal 2002 and 43,000 shares in January 2002 for fiscal 2001, at a per share price, representing 85% of the fair market value as described above, of $16.07 and $24.65, respectively.

      In 2003, we did not offer the ESPP to our employees and do not intend to offer the ESPP in 2004.

(13)	Shareholders’ equity

      On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of January 1, 2003 through December 31, 2003, we repurchased 1.3 million shares at a cost of $23.7 million. Since authorization, we have repurchased 4.0 million common shares at a cost of $72.9 million under this repurchase program.

      On April 14, 1999, our shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the authorized common stock of the Company from 50,000,000 shares to 150,000,000 shares with a $.01 par value per share. The Company’s Amended and Restated Articles of Incorporation also includes authorization to issue up to 5,000,000 shares of preferred stock with a $.01 par value per share. No preferred stock has been issued.

(14)	Segment reporting

      Our reportable segments are strategic business units that offer different products and services. We have two reportable segments: software and training.

      The software segment produces learning information system software primarily for the pre-K-12 school market in the United States, Canada, the United Kingdom and Australia. The software assists educators in

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessing and monitoring student development by increasing the quantity, quality and timeliness of student performance data in the areas of reading, math and writing. The software segment also includes training and knowledge management enterprise software, which is currently sold primarily to corporate and government customers, and custom assessment software and services sold to educational publishers. Revenue from the software segment includes product revenue from the sale of software and scanners and service revenue from the sale of software support agreements and technical services.

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

      Summarized financial information concerning the reportable segments is as follows:

	Software	Training	Total

	(In Thousands)
2003
Revenues	$114,008	$16,536	$130,544
Operating income (loss)	49,007	(761)	48,246
Total assets	149,028	10,403	159,431
Capital expenditures	2,262	174	2,436
Depreciation and amortization	3,143	780	3,923
2002
Revenues	$113,825	$17,407	$131,232
Operating income (loss)	49,259	(1,768)	47,491
Total assets	136,129	11,482	147,611
Capital expenditures	1,067	505	1,572
Depreciation and amortization	3,757	876	4,633
2001
Revenues	$114,472	$17,882	$132,354
Operating income (loss)	46,108	(400)	45,708
Total assets	148,763	11,198	159,961
Capital expenditures	1,490	962	2,452
Depreciation and amortization	4,776	960	5,736

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

      The following table sets forth unaudited consolidated income statement data for each quarter of the last two fiscal years. The unaudited quarterly financial information has been prepared on the same basis as the annual information presented in the consolidated financial statements and, in management’s opinion, reflects

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information provided. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Amounts)
2003
Net sales	$34,226	$33,616	$31,315	$31,387
Gross profit	27,702	28,716	26,224	26,821
Operating income	11,674	13,825	10,924	11,825
Income tax provision	4,744	5,560	3,188	4,479
Net income	7,661	8,976	8,277	7,627
Basic and diluted earnings per share	0.24	0.29	0.27	0.25
Common stock price per share:
High	19.91	24.09	26.90	26.82
Low	15.90	16.20	21.10	22.22
2002
Net sales	$34,689	$33,220	$32,428	$30,895
Gross profit	28,593	28,453	26,909	25,606
Operating income	11,693	13,319	11,649	10,830
Income tax provision	4,896	5,605	4,829	4,483
Net income	7,755	8,803	7,714	7,166
Basic and diluted earnings per share	0.22	0.25	0.23	0.22
Common stock price per share:
High	35.65	35.30	21.32	20.99
Low	26.26	20.22	13.87	14.58

      Earnings per share amounts for each quarter are required to be calculated independently and therefore may not total to the amount calculated for the year.

(16)	Recent accounting pronouncements

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. The adoption did not have a material effect on our financial position, results of operations or shareholders’ equity.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123 “Accounting for Stock-Based Compensation”. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The disclosure requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our financial position, results of operations or shareholders’ equity.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” (revised December 2003). The interpretation requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. This pronouncement requires the consolidation of variable interest entities created after January 31, 2003. Consolidation provisions apply for periods ending after March 15, 2004 for variable interest entities, other than special purpose entities, created prior to February 1, 2003. We do not have any variable interest entities, including special purpose entities, that must be consolidated and therefore the adoption of the provision of FIN 46 will not have an impact on or financial position, results of operations or shareholders’ equity.

(17)	Subsequent Event

      On January 28, 2004, our Board of Directors declared a special cash dividend of $2.15 per share and our first quarterly dividend of $.04 per share, both payable March 1, 2004 to shareholders of record as of February 13, 2004. Total dividends paid out of cash and cash equivalents on March 1, 2004 were $67.9 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      We changed independent accountants in May 2002 from Arthur Andersen LLP to Deloitte & Touche LLP. Information regarding the change in accountants was reported in our current report on Form 8-K dated May 22, 2002.

Item 9A. Controls and Procedures

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

      As of December 31, 2003, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal control over financial reporting that has occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      (a) Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

      (b) Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

      (c) Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

      (d) Code of Ethics. We have adopted a code of ethics pursuant to Item 406 of Regulation S-K. A copy of our code of ethics is attached as an exhibit hereto.

      (e) Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 under the caption “Proposal One: Election of Directors — Audit Committee,” which information is incorporated by reference herein.

Item 11.	Executive Compensation

      The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 under the captions “Executive Compensation,” “Severance Agreements,” “Non-Employee Director Compensation,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Performance Graph,” which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 403 of Regulation S-K is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 under the caption “Security Ownership of Management and Certain Beneficial Owners,” which information is incorporated by reference herein.

      The information required by Item 201(d) of Regulation S-K is set forth below.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth certain information about shares of our common stock outstanding and available for issuance under our existing equity compensation plans, which consist of our 1997 stock incentive plan and our 1998 employee stock purchase plan (this latter plan is currently inactive). The table details securities authorized for issuance under our equity compensation plans as of December 31, 2003. The table below does not include awards, exercises or cancellations under our equity compensation plans subsequent to December 31, 2003.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in First
Plan category	Warrants and Rights	Warrants and Rights	Column)

Equity compensation plans approved by security holders	1,989,383	$21.82	3,094,741 (1)
Equity compensation plans not approved by security holders (2)	N/A	N/A	N/A

Total	1,989,383	$21.82	3,094,741

(1)	Of the 6,000,000 shares currently authorized for issuance under our 1997 stock incentive plan, 2,855,347 remain available for future issuance. Under our 1998 employee stock purchase plan (ESPP), eligible employees may purchase shares annually by payroll deductions, subject to certain aggregate limitations, at a purchase price equal to the lower of either 85% of the fair market value of the company’s shares on the offering commencement date or 85% of the fair market value of the company’s shares one year from such date. Of the 500,000 shares authorized under the ESPP, 239,394 remain available for future issuance. We did not offer the ESPP to employees in 2003 and do not intend to offer the plan to employees in 2004.

(2)	Both of the company’s equity compensation plans have been approved by shareholders.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 under the caption “Certain Relationships and Transactions,” which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements.

Consolidated Financial Statements

Independent Auditors’ Report

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

      See the Exhibit Index, which is incorporated by reference herein.

(a)(3) Exhibits.

      See (c) below.

(b) Reports on Form 8-K.

      We did not file any Current Reports on Form 8-K during the three months ended December 31, 2003; we only furnished such reports.

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

RENAISSANCE LEARNING, INC.

By:	/s/ JOHN R. HICKEY

John R. Hickey
President, Chief Executive Officer

Date: March 5, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name		Title	Date

/s/ JOHN R. HICKEY John R. Hickey		President and Chief Executive Officer (Principal Executive Officer)	March 5, 2004

/s/ STEVEN A. SCHMIDT Steven A. Schmidt		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2004
Directors: Judith A. Paul, John R. Hickey, Addison L. Piper, John H. Grunewald, Gordon H. Gunnlaugsson, Harold E. Jordan and Judith A. Ryan

By:	/s/ JOHN R. HICKEY John R. Hickey Attorney-In-Fact*		March 5, 2004

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

Exhibit Index

Exhibit
Number	Exhibit

3.1	Amended and Restated Articles of Incorporation of Registrant, as amended.(10)
3.2	Amended and Restated By-laws of Registrant, as amended.(7)
4.1	Form of Stock Certificate.(2)
10.1	1997 Stock Incentive Plan (as amended and restated).(3) *
10.2	Credit Agreement dated as of December 1, 2003, by and between Wells Fargo Bank, National Association and Registrant.
10.3	Amended and Restated Employee Stock Purchase Plan. (9)*
10.4	Office Lease dated as of December 17, 1998 by and between Athena Holdings LLC and Institute for Academic Excellence, Inc.(5)
10.5	Real Estate Mortgage dated December 17, 1998 between Athena Holdings LLC and Registrant.(5)
10.6	Expense Allocation Agreement dated October 19, 1999 between Registrant, Judith A. Paul and Terrance D. Paul.(6)
10.7	Severance Agreement between Registrant and Michael H. Baum dated June 27, 2003. (13)*
10.8	Incentive Bonus Plan (13)*
14.1	Code of Business Conduct and Ethics
16.1	Letter of Arthur Andersen LLP regarding change in certifying accountant.(12)
21.1	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Arthur Andersen LLP (omitted pursuant to Rule 437a under the Securities Act of 1933).
24.1	Directors’ Powers of Attorney.
31.1	Section 302 Certification by John R. Hickey, Chief Executive Officer.
31.2	Section 302 Certification by Steven A. Schmidt, Chief Financial Officer.
32.1	Section 906 Certification by John R. Hickey, Chief Executive Officer.
32.2	Section 906 Certification by Steven A. Schmidt, Chief Financial Officer.
99.1	Schedule II — Valuation and Qualifying Accounts.

(1)	[Reserved].

(2)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 0-22187).

(3)	Incorporated by reference to Registrant’s Form S-8 filed on April 18, 2003 (Registration No. 333-104622).

(4)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1997 (SEC File No. 0-22187).

(5)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1998 (SEC File No. 0-22187).

(6)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 0-22187).

(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 0-22187).

(8)	[Reserved].

(9)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-22187).

(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 0-22187).

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-22187).

(12)	Incorporated by reference to Registrant’s Form 8-K dated May 22, 2002 (SEC File No. 0-22187).

(13)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 0-22187).

*	Management contracts or compensatory plans or arrangements.

THE REGISTRANT WILL FURNISH A COPY OF ANY OF THE FOREGOING EXHIBITS UPON THE REQUEST OF A SHAREHOLDER AFTER THE PAYMENT OF A FEE BY SUCH SHAREHOLDER WHICH SHALL REPRESENT REGISTRANT’S REASONABLE EXPENSES INCURRED IN FURNISHING ANY SUCH EXHIBIT.