Form 10-Q
period 2004-03-31
RENAISSANCE LEARNING INC
filed 2004-05-10
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-22187

RENAISSANCE LEARNING, INC.

(Exact name of Registrant as Specified in its Charter)

Wisconsin (State or other jurisdiction of incorporation)	39-1559474 (I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004

Common Stock, $0.01 par value	31,057,356

RENAISSANCE LEARNING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I — FINANCIAL INFORMATION

- Index -

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2004	December 31, 2003
	(In Thousands, Except Share and
	Per Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13,349	$62,524
Investment securities	36,889	42,825
Accounts receivable, less allowances of $1,539 and $1,629, respectively	12,301	13,182
Inventories	2,686	2,354
Prepaid expenses	1,203	1,352
Deferred tax asset	4,083	3,743
Other current assets	831	889

Total current assets	71,342	126,869
Investment securities	3,746	6,485
Property, plant and equipment, net	20,183	20,536
Deferred tax asset	1,786	1,795
Goodwill	2,642	2,642
Other intangibles, net	404	478
Capitalized software, net	599	626

Total assets	$100,702	$159,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,754	$3,144
Deferred revenue	10,746	10,705
Payroll and employee benefits	2,611	3,153
Income taxes payable	3,636	2,295
Other current liabilities	4,215	4,869

Total current liabilities	24,962	24,166
Deferred revenue	681	800
Deferred compensation	1,084	958

Total liabilities	26,727	25,924
Minority interest	147	177
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at Dec. 31, 2003 and March 31, 2004	347	347
Additional paid-in capital	54,001	54,167
Retained earnings	86,661	148,596
Treasury stock, at cost 3,718,073 shares March 31, 2004; 3,860,802 shares Dec. 31, 2003	(67,256)	(69,838)
Accumulated other comprehensive income	75	58

Total shareholders’ equity	73,828	133,330

Total liabilities and shareholders’ equity	$100,702	$159,431

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
	(In Thousands, Except Per Share Amounts)
Net sales:
Products	$25,085	$27,190
Services	6,448	7,036

Total net sales	31,533	34,226

Cost of sales:
Products	1,790	3,169
Services	3,746	3,356

Total cost of sales	5,536	6,525

Gross profit	25,997	27,701
Operating expenses:
Product development	4,203	4,463
Selling and marketing	9,350	8,102
General and administrative	3,398	3,463

Total operating expenses	16,951	16,028

Operating income	9,046	11,673
Other income:
Interest income	311	555
Other, net	75	177

Income before taxes	9,432	12,405
Income tax provision	3,490	4,745

Net income	$5,942	$7,660

Earnings per share:
Basic	$0.19	$0.24
Diluted	$0.19	$0.24
Cash dividends declared per share	$2.19	$—

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$5,942	$7,660
Noncash (income) expenses included in net income -
Depreciation and amortization	934	1,099
Amortization of investment discounts/premiums	246	500
Deferred income taxes	(331)	(86)
Change in assets and liabilities -
Accounts receivable	881	1,888
Inventories	(332)	2
Prepaid expenses	149	202
Accounts payable and other current liabilities	881	366
Deferred revenue	(78)	(1,086)
Other current assets	58	75
Other	30	2

Net cash provided by operating activities	8,380	10,622

Cash flows from investing activities:
Purchase of property, plant and equipment	(350)	(1,637)
Purchase of investment securities	(4,031)	(14,208)
Maturities/sales of investment securities	12,460	19,805
Capitalized software development costs	(119)	(69)

Net cash provided by investing activities	7,960	3,891

Cash flows from financing activities:
Return of capital to minority interest	(54)	—
Proceeds from issuance of stock	—	1,047
Proceeds from exercise of stock options	2,416	105
Dividends paid	(67,877)	—
Purchase of treasury stock	—	(15,190)

Net cash used by financing activities	(65,515)	(14,038)

Net (decrease) increase in cash	(49,175)	475
Cash and cash equivalents, beginning of period	62,524	18,220

Cash and cash equivalents, end of period	$13,349	$18,695

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Consolidation

     The condensed consolidated financial statements include the financial results of Renaissance Learning, Inc. and our subsidiaries. Our significant subsidiaries include Renaissance Corporate Services, Inc. and Generation21 Learning Systems, LLC. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements.

2. Basis of Presentation

     The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the U.S. Securities and Exchange Commission (“2003 Annual Report”).

     The results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

     On April 17, 2002, our Board of Directors authorized a repurchase program which provides for the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the quarter ending March 31, 2004, we did not repurchase any shares under this program. The cumulative shares repurchased under this program remain at 4.0 million with an associated cost of $72.9 million.

     The weighted average shares outstanding are as follows:

	Three Months Ended March 31
	2004	2003
Basic weighted average shares outstanding	30,963,565	31,655,298
Dilutive effect of outstanding stock options	270,829	112,282

Diluted weighted average shares outstanding	31,234,394	31,767,580

     For the three months ended March 31, 2004 and 2003, 667,500 and 979,872 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. These options could be dilutive in the future.

4. Comprehensive Income

     Total comprehensive income was $6.0 million and $7.6 million in the first quarter of 2004 and 2003, respectively. Our comprehensive income includes foreign currency translation adjustments.

5. Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill is not amortized but is tested at least annually for impairment. Our other intangible assets have finite lives and are amortized over their estimated useful lives of four years for algorithms and purchased software code, and five years for the non-compete agreement. Other intangibles with finite lives are scheduled to be fully amortized in 2005 with corresponding amortization estimated to be $212,000, for the remainder of 2004, and $192,000 for 2005.

     For the three months ended March 31, 2004 and 2003, we recognized amortization expense on other intangibles of $74,000 and $134,000, respectively. No goodwill or other intangibles were acquired or impaired during the first quarter of 2004 or 2003. Other intangibles consisted of the following (in thousands):

	March 31, 2004			December 31, 2003
	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Amount	Amortization	Net	Amount	Amortization	Net
Algorithms and software code	$2,124	$2,077	$47	$2,124	$2,058	$66
Non-compete agreement	1,100	743	357	1,100	688	412

Other intangibles	$3,224	$2,820	$404	$3,224	$2,746	$478

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

	For the Three Months Ended
	March 31,
	2004	2003
	(In thousands, except per share amounts)
Net Income, as reported	$5,942	$7,660
Deduct: total stock-based compensation expense determined under fair-value based method for all awards, net of tax	595	917

Pro forma net income	$5,347	$6,743

Earnings per share:
Basic as reported	$0.19	$0.24

Basic pro forma	$0.17	$0.21

Diluted as reported	$0.19	$0.24

Diluted pro forma	$0.17	$0.21

     The fair value of options granted in the first quarter of 2004 and 2003 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months
	Ended March 31,
	2004	2003
Dividend yield	0.64%	0.00%
Expected volatility	65%	77%
Risk-free interest rate	3.24%	2.97%
Expected life (in years)	6	6

7. Segment Reporting

     Beginning in 2004, our results are presented as one operating segment. We had previously reported two operating segments: (i) software and (ii) training. We are no longer organized by these segments and we now manage our operations as one business. These changes were made to better support our customers’ needs through offerings of bundled solutions which consist of software, professional development, implementation assistance, technical consulting, and ongoing maintenance and support plans. Accordingly, we do not produce discrete financial information or make resource allocation decisions for separately reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Foreign market operations are not significant at this time.

8. Dividends

     On March 1, 2004, we paid a special cash dividend of $2.15 per share and our first quarterly dividend of $.04 per share totaling $67.9 million.

     On April 21, 2004, our Board of Directors declared a quarterly cash dividend of $.04 per share, payable June 1, 2004 to shareholders of record as of May 14, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Our results of operations can be affected by general economic factors and their related impact on state and federal budgetary decisions. The difficult funding environment existing in the 2003-2004 school year continued to impact the first quarter of 2004 including reduced attendance at our National Conference. Another contributing factor was the delay in customer order decisions as they evaluate our new Renaissance Place product line.

     The following table sets forth certain consolidated income statement data in dollars and as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended March 31 ,
	2004		2003		Change
			(Dollars In Thousands)
Net Sales:
Products	$25,085	79.6%	$27,190	79.4%	$(2,105)	-7.7%
Services	6,448	20.4%	7,036	20.6%	(588)	-8.4%

Total net sales	31,533	100.0%	34,226	100.0%	(2,693)	-7.9%

Cost of sales:
Products	1,790	7.1%	3,169	11.7%	(1,379)	-43.5%
Services	3,746	58.1%	3,356	47.7%	390	11.6%

Total cost of sales	5,536	17.6%	6,525	19.1%	(989)	-15.2%

Gross profit:
Products	23,295	92.9%	24,021	88.3%	(726)	-3.0%
Services	2,702	41.9%	3,680	52.3%	(978)	-26.6%

Total gross profit	25,997	82.4%	27,701	80.9%	(1,704)	-6.2%

Operating expenses:
Product development	4,203	13.3%	4,463	13.0%	(260)	-5.8%
Selling and marketing	9,350	29.7%	8,102	23.7%	1,248	15.4%
General and administrative	3,398	10.8%	3,463	10.1%	(65)	-1.9%

Total operating expenses	16,951	53.8%	16,028	46.8%	923	5.8%

Operating income	9,046	28.7%	11,673	34.1%	(2,627)	-22.5%
Other income:
Interest income	311	1.0%	555	1.6%	(244)	-44.0%
Other, net	75	0.2%	177	0.5%	(102)	-57.6%

Total other income	386	1.2%	732	2.1%	(346)	-47.3%

Income before taxes	9,432	29.9%	12,405	36.2%	(2,973)	-24.0%
Income tax provision	3,490	11.1%	4,745	13.9%	(1,255)	-26.4%

Net income	$5,942	18.8%	$7,660	22.4%	$(1,718)	-22.4%

Three Months Ended March 31, 2004 and 2003

     Net Sales. Our net sales decreased by $2.7 million, or 7.9%, to $31.5 million in the first quarter of 2004 from $34.2 million in the first quarter of 2003. Product sales declined by $2.1 million, or 7.7%, to $25.1 million in the first quarter of 2004 from $27.2 million in the first quarter of 2003. Lower product sales were due to the continuing difficult state spending environment and our customers delaying their purchase decisions to consider the new Renaissance Place versions of Accelerated Reader and Accelerated Math, which are expected to ship during the second quarter. Sales of our six new products, which were introduced in 2002 or 2003, were improved over the first quarter of 2003 but continued at similar levels to the past couple quarters.

     Service revenue for the first quarter of 2004 was $6.4 million, a decline of $588,000 from the first quarter 2003 revenues of $7.0 million. Lower attendance at the 2004 National Conference resulted in about $700,000 less revenue in the first quarter of 2004 as compared to 2003. Excluding the National Conference, we would have achieved modest revenue growth in services for the quarter, partly due to the delivery of professional development and implementation services under the district contracts signed in the fourth quarter.

     We expect our second quarter sales to be below the second quarter of 2003 but the year over year percentage decline is expected to be improved from the first quarter decline we experienced. For the full year 2004, we continue to expect growth in sales and earnings in the low- to mid- single digit percentage range. These expectations assume modest improvement in the school funding environment in the second half of the year, improved contributions from our expanded field sales force, and market acceptance of our Renaissance Place products and new solution offerings.

     Cost of Sales. The cost of sales of products decreased by $1.4 million, or 43.5%, to $1.8 million in the first quarter of 2004 from $3.2 million in the first quarter of 2003. As a percentage of product sales, the cost of sales of products decreased to 7.1% in the first quarter of 2004 from 11.7% in the first quarter of 2003. This decrease is due, in part, to the sales mix this year compared to last with proportionally lower sales of scanners and custom assessment products in 2004, both of which are lower gross profit margin products than our core software products. Lower amortization of capitalized development costs, and lower scanner warranty and shipping costs, also contributed to the lower product costs.

     The cost of sales of services increased by $390,000, or 11.6%, to $3.7 million in the first quarter of 2004 from $3.4 million in the first quarter of 2003. As a percentage of sales of services, the cost of sales of services increased to 58.1% in the first quarter of 2004 from 47.7% in the first quarter of 2003. This increase is mainly attributable to lower attendance at our annual National Renaissance Conference. Since most of the costs to host the conference are relatively fixed, the lower revenue directly affects profitability. Cost of sales for support plans and professional development (excluding the National Renaissance Conference) were similar to the prior year.

     Product Development. Product development expenses were $4.2 million in the first quarter of 2004, which was down by $260,000 from $4.5 million the first quarter of 2003. As a percentage of net sales, product development costs increased to 13.3% in the first quarter of 2004 from 13.0% in the first quarter of 2003 primarily due to the decline in sales. We capitalized product development expenses of $119,000 this quarter compared to $69,000 in the first quarter of 2003. We expect product development costs to continue in the range of approximately $4.0 million to $4.5 million per quarter for 2004 and expect to be toward the lower end of this range for second quarter, as we expect to capitalize additional costs as Renaissance Place is completed for Accelerated Reader and Accelerated Math.

     Selling and Marketing. Selling and marketing expenses of $9.3 million in the first quarter of 2004 were up by $1.2 million, or 15.4%, from $8.1 million in the first quarter of 2003. As a percentage of net sales, selling and marketing expenses increased to 29.7% in the first quarter of 2004 from 23.7% in the first quarter of 2003. The increase in selling and marketing expenses is primarily due to the field sales force expansion with some increase in marketing costs. The first quarter is traditionally our heaviest period for advertising in advance of school purchasing decisions and budgetary allocations for the upcoming school year. We expect selling and marketing costs to continue to exceed the amount incurred in the comparable prior year period due to the expansion of our field sales force.

    *AR®, Accelerated Math®, Accelerated Reader®, Accelerated Vocabulary®, Accelerated Writer®, AccelScan®, AccelTest®, Generation21®, MathFacts in a Flash®, Math Renaissance®, Read Now®, Reading Renaissance®, Renaissance®, Renaissance Learning®, Renaissance Place®, School Renaissance®, StandardsMaster®, STAR Early Literacy®, STAR Math®, STAR Reading® and Writing Renaissance® are registered trademarks of the company. Accelerated Grammar and Spelling™ is a common law trademark of the company

     General and Administrative. General and administrative expenses were $3.4 million for the first quarter of 2004, essentially the same as in the first quarter of 2003. As a percentage of net sales, general and administrative expenses increased to 10.8% from 10.1% due to the decline in sales.

     Operating Income. Operating income was $9.0 million, or 28.7% of net sales in the first quarter of 2004, compared to $11.7 million, or 34.1% of net sales in the first quarter of 2003.

     Income Tax Expense. Income tax expense of $3.5 million was recorded in the first quarter of 2004 at an effective income tax rate of 37.0% of pre-tax income, compared to $4.7 million, or 38.3% of pre-tax income in the first quarter of 2003. We expect to maintain our effective tax rate somewhat below 37.5% for the balance of 2004.

Liquidity and Capital Resources

     As of March 31, 2004, our cash, cash equivalents and investment securities were $54.0 million, down $57.8 million from the December 31, 2003 total of $111.8 million. The decrease is primarily due to $8.4 million in net cash provided by operating activities offset by a special cash dividend of $66.7 million and our first quarterly cash dividend of $1.2 million during the first quarter of 2004. Even with the payment of cash dividends during the quarter, we continue to maintain a strong cash position, which we believe, when coupled with cash flow from operations, will be sufficient to meet both our short-term and long-term working capital requirements.

     At March 31, 2004, we had a $15.0 million unsecured revolving line of credit with a bank that is available until May 31, 2005. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2005. The line of credit bears interest based on the prime rate less 1.0%. As of March 31, 2004, the lines of credit had not been used.

     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the quarter ended March 31, 2004, we did not repurchase any shares under this program. Depending on our stock valuation, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value. The cumulative shares repurchased under this program remains at 4.0 million with a cost of $72.9 million.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     As of March 31, 2004, we did not have any off-balance sheet transactions, arrangements, or obligations (including contingent obligations) that would have a material effect on our financial results.

     We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. As of March 31, 2004, there has been no material change in our operating leases from that disclosed in our 2003 Annual Report.

     As of March 31, 2004, there has been no change in our long-term debt obligations, capital-lease obligations or long-term purchase obligations from that disclosed in our 2003 Annual Report.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. There have not been any significant changes to our critical accounting policies that were disclosed in our 2003 Annual Report.

Forward-Looking Statements

     In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements relating to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include (i) a delay or reduction in school purchases of our products due to state budgetary constraints resulting in a reduction in the funds available to schools and (ii) those factors identified in Item 1, Business, Forward-Looking Statements, contained in our Form 10-K for the year ended December 31, 2003, which factors are incorporated herein by reference to such Form 10-K.

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

     Our investment policy specifically requires: (i) that each investment have a maximum maturity of 36 months, (ii) that at least 10% of the portfolio be available on 30 days notice and not more than 30% of the portfolio have a maturity in excess of 24 months, (iii) that each investment meet minimum credit quality requirements, (iv) that our portfolio be diversified such that not more than 10% is invested in any one issuer (other than the US Treasury or its agencies, or money market funds), and (v) that each investment meet certain maximum maturity or tender option limits based on its minimum credit rating. As of March 31, 2004 our investment securities had a market value of approximately $40.8 million and a carrying value of $40.6 million.

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

     As of March 31, 2004, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal control over financial reporting that has occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Common Stock. On April 17, 2002, our Board of Directors authorized a repurchase program which provides for the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes.

     The following table shows information relating to the repurchase of shares of our common stock during the three months ended March 31, 2004:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of	that May yet be
	Total Number	Average Price	Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
January	0	$0	0	977,758
February	0	0	0	977,758
March	0	0	0	977,758

Total	0	$0	0

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description
31.1	Section 302 certification by John R. Hickey

31.2	Section 302 certification by Steven A. Schmidt

32.1	Section 906 certification by John R. Hickey

32.2	Section 906 certification by Steven A. Schmidt

(b) Forms 8-K. The following Form 8-K filings were made during the three months ended March 31, 2004:

1.	Form 8-K dated February 11, 2004 (filed on February 12, 2004).
Press release announcing the appointment of Judith H. Ryan, Ph.D., as a director of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC.
(Registrant)

May 5, 2004	/s/ John R. Hickey

Date	John R. Hickey
President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2004	/s/ Steven A. Schmidt

Date	Steven A. Schmidt
Executive Vice President, and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description
31.1	Section 302 certification by John R. Hickey

31.2	Section 302 certification by Steven A. Schmidt

32.1	Section 906 certification by John R. Hickey

32.2	Section 906 certification by Steven A. Schmidt