Form 10-Q
period 2004-06-30
RENAISSANCE LEARNING INC
filed 2004-08-06
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM .................... TO ....................

Commission file number: 0-22187

RENAISSANCE LEARNING, INC.

(Exact name of Registrant as Specified in its Charter)

Wisconsin (State or other jurisdiction of incorporation)	39-1559474 (I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 30, 2004
Common Stock, $0.01 par value	31,119,312

RENAISSANCE LEARNING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

- Index -

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2004	December 31, 2003
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,524	$62,524
Investment securities	24,476	42,825
Accounts receivable, less allowances of $1,509 and $1,629, respectively	13,503	13,182
Inventories	2,780	2,354
Prepaid expenses	702	1,352
Deferred tax asset	3,833	3,743
Other current assets	621	889

Total current assets	67,439	126,869
Investment securities	15,132	6,485
Property, plant and equipment, net	19,765	20,536
Deferred tax asset	1,687	1,795
Goodwill	2,642	2,642
Other intangibles, net	331	478
Capitalized software, net	737	626

Total assets	$107,733	$159,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,457	$3,144
Deferred revenue	12,920	10,705
Payroll and employee benefits	3,250	3,153
Income taxes payable	503	2,295
Other current liabilities	4,357	4,869

Total current liabilities	23,487	24,166
Deferred revenue	576	800
Deferred compensation	1,095	958

Total liabilities	25,158	25,924
Minority interest	154	177
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at June 30, 2004 and Dec. 31, 2003	347	347
Additional paid-in capital	54,360	54,167
Retained earnings	93,102	148,596
Treasury stock, at cost 3,617,669 shares June 30, 2004; 3,860,802 shares Dec. 31, 2003	(65,440)	(69,838)
Accumulated other comprehensive income	52	58

Total shareholders’ equity	82,421	133,330

Total liabilities and shareholders’ equity	$107,733	$159,431

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Net sales:
Products	$26,315	$28,698	$51,400	$55,888
Services	4,866	4,918	11,314	11,955

Total net sales	31,181	33,616	62,714	67,843

Cost of sales:
Products	1,798	2,856	3,588	6,024
Services	2,191	2,045	5,937	5,402

Total cost of sales	3,989	4,901	9,525	11,426

Gross profit	27,192	28,715	53,189	56,417
Operating expenses:
Product development	4,247	4,201	8,451	8,664
Selling and marketing	7,667	6,748	17,017	14,851
General and administrative	3,366	3,942	6,763	7,405

Total operating expenses	15,280	14,891	32,231	30,920

Operating income	11,912	13,824	20,958	25,497
Other income:
Interest income	194	483	505	1,038
Other, net	93	229	167	406

Income before taxes	12,199	14,536	21,630	26,941
Income tax provision	4,514	5,560	8,003	10,305

Net income	$7,685	$8,976	$13,627	$16,636

Earnings per share:
Basic	$0.25	$0.29	$0.44	$0.53
Diluted	$0.25	$0.29	$0.44	$0.53
Cash dividends declared per share	$0.04	$—	$2.23	$—

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2004	2003
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$13,627	$16,636
Noncash (income) expenses included in net income -
Depreciation and amortization	1,848	2,071
Amortization of investment discounts/premiums	433	964
Deferred income taxes	18	(469)
Change in assets and liabilities -
Accounts receivable	(321)	2,431
Inventories	(426)	40
Prepaid expenses	650	692
Accounts payable and other current liabilities	(1,760)	(1,015)
Deferred revenue	1,991	(1,415)
Other current assets	268	163
Other	33	(85)

Net cash provided by operating activities	16,361	20,013

Cash flows from investing activities:
Purchase of property, plant and equipment	(644)	(1,900)
Purchase of investment securities	(18,251)	(22,593)
Maturities/sales of investment securities	27,520	37,570
Capitalized software development costs	(404)	(220)

Net cash provided by investing activities	8,221	12,857

Cash flows from financing activities:
Return of capital to minority interest	(54)	—
Proceeds from issuance of stock	—	1,047
Proceeds from exercise of stock options	3,593	540
Dividends paid	(69,121)	—
Purchase of treasury stock	—	(23,727)

Net cash (used) by financing activities	(65,582)	(22,140)

Net (decrease) increase in cash and cash equivalents	(41,000)	10,730
Cash and cash equivalents, beginning of period	62,524	18,220

Cash and cash equivalents, end of period	$21,524	$28,950

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Consolidation

     The condensed consolidated financial statements include the financial results of Renaissance Learning, Inc. and our subsidiaries. Our significant subsidiaries include Renaissance Corporate Services, Inc. and Generation 21 Learning Systems, LLC. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements.

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

     The results of operations for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

3. Earnings Per Common Share

     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding. Diluted earnings per common share has been computed based on the weighted average number of common shares outstanding, increased by the number of additional common shares that would have been outstanding if the potentially dilutive stock option shares had been issued.

     On April 17, 2002, our Board of Directors authorized a repurchase program which provides for the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the six months ending June 30, 2004, we did not repurchase any shares under this program. The cumulative shares repurchased under this program remain at 4.0 million with an associated cost of $72.9 million.

     The weighted average shares outstanding are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Basic weighted average shares outstanding	31,076,098	30,927,711	31,019,830	31,289,921
Dilutive effect of outstanding stock options	178,116	164,238	209,136	133,538

Diluted weighted average shares outstanding	31,254,214	31,091,949	31,228,966	31,423,459

     For the three months ended June 30, 2004 and 2003, 781,102 and 833,432 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the six months ended June 30, 2004 and 2003, 774,536 and 902,542 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. These options could be dilutive in the future.

4. Comprehensive Income

     Total comprehensive income was $13.6 million and $16.5 million in the first six months of 2004 and 2003, respectively. For the quarters ended June 30, 2004 and 2003, comprehensive income was $7.7 million and $8.9 million, respectively. Our comprehensive income includes foreign currency translation adjustments.

5. Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill is not amortized but is tested at least annually for impairment. Our other intangible assets have finite lives and are amortized over their estimated useful lives of four years for algorithms and purchased software code, and five years for the non-compete agreement. Other intangibles with finite lives are scheduled to be fully amortized in 2005 with corresponding amortization estimated to be $139,000 for the remainder of 2004, and $192,000 for 2005.

     For the three months ended June 30, 2004 and 2003, we recognized amortization expense on other intangibles of $74,000 and $114,000, respectively. For the six months ended June 30, 2004 and 2003, we recognized amortization expense of $147,000 and $249,000, respectively. No goodwill or other intangibles were acquired or impaired during the six months ended June 30, 2004 or 2003. Other intangibles consisted of the following (in thousands):

	June 30, 2004			December 31, 2003
	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Amount	Amortization	Net	Amount	Amortization	Net
Algorithms and software code	$2,124	$2,096	$28	$2,124	$2,058	$66
Non-compete agreement	1,100	797	303	1,100	688	412

Other intangibles	$3,224	$2,893	$331	$3,224	$2,746	$478

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net Income, as reported	$7,685	$8,976	$13,627	$16,636
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	564	854	1,158	1,771

Pro forma net income	$7,121	$8,122	$12,469	$14,865

Earnings per share:
Basic as reported	$0.25	$0.29	$0.44	$0.53

Basic pro forma	$0.23	$0.26	$0.40	$0.48

Diluted as reported	$0.25	$0.29	$0.44	$0.53

Diluted pro forma	$0.23	$0.26	$0.40	$0.47

     No options were granted during the second quarter of 2004 or 2003. The fair value of options granted in the first six months of 2004 and 2003 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months
	Ended June 30,
	2004	2003
Dividend yield	0.64%	0.00%
Expected volatility	65.00%	77.39%
Risk-free interest rate	3.24%	2.97%
Expected life (in years)	6	6

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

8. Dividends

     On March 1, 2004, we paid a special cash dividend of $2.15 per share and our first quarterly dividend of $.04 per share totaling $67.9 million. On June 1, 2004, we paid a quarterly cash dividend of $.04 per share totaling $1.2 million.

     On July 21, 2004, our Board of Directors declared a quarterly cash dividend of $.04 per share, payable September 1, 2004 to shareholders of record as of August 13, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Our results of operations can be affected by general economic factors and their related impact on state and federal budgetary decisions. The difficult funding environment existing in the 2003-2004 school year continued to impact the first half of 2004 including reduced attendance at our National Renaissance Conference. Another contributing factor was the delay in customer order decisions as they evaluate our new Renaissance Place product line.

     The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net Sales:
Products	84.4%	85.4%	82.0%	82.4%
Services	15.6	14.6	18.0	17.6

Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Products	6.8%	9.9%	7.0%	10.8%
Services	45.0	41.6	52.5	45.2

Total cost of sales	12.8	14.6	15.2	16.8

Gross profit:
Products	93.2	90.1	93.0	89.2
Services	55.0	58.4	47.5	54.8

Total gross profit	87.2	85.4	84.8	83.2

Operating expenses:
Product development	13.6	12.5	13.5	12.8
Selling and marketing	24.6	20.1	27.1	21.9

General and administrative	10.8	11.7	10.8	10.9

Operating income	38.2	41.1	33.4	37.6
Other, net	0.9	2.1	1.1	2.1

Income before taxes	39.1	43.2	34.5	39.7
Income tax provision	14.5	16.5	12.8	15.2

Net income	24.6%	26.7%	21.7%	24.5%

Three Months Ended June 30, 2004 and 2003

     Net Sales. Our net sales decreased by $2.4 million, or 7.2%, to $31.2 million in the second quarter of 2004 from $33.6 million in the second quarter of 2003. Revenues were down, partly as a result of the on-going state budgetary concerns and their impact on funding for K-12 schools during the 2003-2004 school year. Product sales declined by $2.4 million, or 8.3%, to $26.3 million in the second quarter of 2004 from $28.7 million in the second quarter of 2003. Lower product sales were partially due to our customers delaying their purchase decisions to evaluate the benefits of the new Renaissance Place versions of Accelerated Reader and Accelerated Math, which we began to ship during May. Product revenues were also impacted by sales of Renaissance Place which, unlike our earlier perpetually licensed versions, is a subscription based product that requires the sale to be initially recorded as deferred revenue and then recognized into income over the subscription period, typically 12 months. Sales of our six new products, which were introduced in 2002 or 2003, continued at similar levels to the past two quarters.

     Service revenue for the second quarter of 2004 was $4.9 million, declining by $52,000, or 1.1%, from the second quarter 2003. This decline was lower than the 8 to 9% declines of the past three quarters due to increased district sales that included more services. Our new academic coaching service began to gain some momentum in the second quarter. This coaching service, offered at a list price of $499 per teacher, per year, is subscription based which requires the revenue to be deferred and recognized over the 12-month subscription period. We expect coaching to be an important growth area for us and expect that, to some extent, it will replace on-site and hotel training sessions. This shift from our single events training to deferred service revenues is expected to result in at least a short term decline in recognition of service revenue.

     As a result of the declines in sales and earnings experienced in the first half of 2004, we expect sales and earnings for the full year 2004 to be down from the 2003 levels.

     Cost of Sales. The cost of sales of products decreased by $1.1 million, or 37.0%, to $1.8 million in the second quarter of 2004 from $2.9 million in the second quarter of 2003. As a percentage of product sales, the cost of sales of products decreased to 6.8% in the second quarter of 2004 from 9.9% in the second quarter of 2003. This decrease is due, in part, to lower scanner warranty and shipping costs, cost efficiencies in our custom assessment products business in 2004, and to the sales mix this year compared to last with proportionally lower sales of scanners, which is a lower gross profit margin product than our core software products.

     The cost of sales of services increased by $146,000, or 7.1%, to $2.2 million in the second quarter of 2004 from $2.0 million in the second quarter of 2003. As a percentage of sales of services, the cost of sales of services increased to 45.0% in the second quarter of 2004 from 41.6% in the second quarter of 2003. This increase in the cost of sales of services is partially a result of incurring costs to ramp up our new service offerings prior to their full utilization and the expected future revenues.

     Product Development. Product development expenses were $4.2 million in the second quarter of 2004, which was up by $46,000 from the second quarter of 2003. As a percentage of net sales, product development costs increased to 13.6% in the second quarter of 2004 from 12.5% in the second quarter of 2003 primarily due to the decline in sales. We capitalized product development expenses of $285,000 this quarter compared to $151,000 in the second quarter of 2003. No significant changes in product development initiatives are planned in the short term, but since very little costs are expected to be capitalized in the near term, we expect reported product development expense to be slightly higher in the second half of the year than they were in the first half.

     Selling and Marketing. Selling and marketing expenses were $7.7 million in the second quarter of 2004 an increase of $919,000, or 13.6%, from $6.7 million in the second quarter of 2003. As a percentage of net sales, selling and marketing expenses increased to 24.6% in the second quarter of 2004 from 20.1% in the second quarter of 2003. The increase in selling and marketing expenses is primarily due to the field sales force expansion. We expect selling and marketing costs to continue to exceed the amount incurred in the comparable prior year period due to the continued expansion of our field sales force. At June 30, 2004, we had 42 professionals on our field sales team with a goal to have approximately 60 within the next six to nine months.

*AR®, Accelerated Grammar and Spelling®, Accelerated Math®, Accelerated Reader®, Accelerated Vocabulary®, Accelerated Writer®, AccelScan®, AccelTest®, Generation 21®, MathFacts in a Flash®, Math Renaissance®, Read Now®, Reading Renaissance®, Renaissance®, Renaissance Learning®, Renaissance Place®, School Renaissance®, StandardsMaster®, STAR Early Literacy®, STAR Math®, STAR Reading® and Writing Renaissance® are registered trademarks of the company.

     General and Administrative. General and administrative expenses were $3.4 million for the second quarter of 2004, a decrease of $577,000 from the $3.9 million in the second quarter of 2003. This decrease is primarily due to a one-time executive severance charge incurred in the second quarter of 2003. No significant change in general and administrative expenses is expected in the second half of 2004 compared to the first half. As a percentage of net sales, general and administrative expenses decreased to 10.8% from 11.7%.

     Operating Income. Operating income was $11.9 million, or 38.2% of net sales in the second quarter of 2004, compared to $13.8 million, or 41.1% of net sales in the second quarter of 2003.

     Income Tax Expense. Income tax expense of $4.5 million was recorded in the second quarter of 2004 at an effective income tax rate of 37.0% of pre-tax income, compared to $5.6 million, or 38.3% of pre-tax income in the second quarter of 2003. We do not expect significant changes to our effective tax rate for the balance of 2004.

Six Months Ended June 30, 2004 and 2003

     Net Sales. Our net sales of $62.7 million in the first six months of 2004 were $5.1 million less than the $67.8 million in the first six months of 2003. Revenues were down, partly as a result of the on-going state budgetary concerns and their impact on funding for K-12 schools during the 2003-2004 school year. Product sales declined by $4.5 million, or 8.0%, to $51.4 million in the first six months of 2004 from $55.9 million in the same period in 2003. Lower product sales were partially due to our customers delaying their purchase decisions to evaluate the benefits of the new Renaissance Place versions of Accelerated Reader and Accelerated Math, which we began to ship during May 2004. Second quarter product revenues were also impacted by sales of Renaissance Place which, unlike our earlier perpetually licensed versions, is a subscription based product that requires the sale to be initially recorded as deferred revenue and then recognized into income over the subscription period, typically 12 months. While sales of several of our established products declined for the period, sales of our new products introduced in 2002 and 2003 helped to partly offset these declines.

     Service revenue declined by $641,000, or 5.4%, in the first six months of 2004 to $11.3 million from $12.0 million in the first six months of 2003. Lower attendance at our 2004 National Renaissance Conference held in the first quarter resulted in about $700,000 less revenue compared to our 2003 National Renaissance Conference.

     Cost of Sales. The cost of sales of products decreased by $2.4 million, or 40.4%, to $3.6 million in the first six months of 2004 from $6.0 million in the first six months of 2003. As a percentage of product sales, the cost of sales of products decreased to 7.0% in the first half of 2004 from 10.8% in the first half of 2003. This decrease is due, in part, to lower scanner warranty and shipping costs, cost efficiencies in our custom assessment products business in 2004, and to the sales mix this year compared to last with proportionally lower sales of scanners, which is a lower gross profit margin product than our core software products.

     The cost of sales of services increased by $536,000, or 9.9%, to $5.9 million in the first six months of 2004 from $5.4 million in the same period in 2003. As a percentage of sales of services, the cost of sales of services increased to 52.5% in the first six months of 2004 from 45.2% in the first six months of 2003. This increase is primarily a result of lower attendance at our 2004 National Renaissance Conference. Since most of the costs of the conference are relatively fixed, the lower revenue directly affects profitability. In addition, the increased cost of sales of services was partly due to incurring costs to ramp up our new service offerings prior to their full utilization and the expected future revenues.

     Product Development. Product development expenses were $8.5 million or 13.5% of sales in the first six months of 2004, compared to $8.7 million or 12.8% of sales for the first six months of 2003. We capitalized product development expenses of $404,000 in the first six months of 2004 compared to $220,000 in the same period of 2003. No significant changes in product development initiatives are planned in the short term, but since very little costs are expected to be capitalized in the near term, we expect reported product development expense to be slightly higher in the second half of the year than they were in the first.

     Selling and Marketing. Selling and marketing expenses increased by $2.2 million, or 14.6%, to $17.0 million in the first half of 2004 from $14.9 million in the first half of 2003. The increase in selling and marketing expenses was the result of growth in our field sales force group. As a percentage of net sales, selling and marketing expenses increased to 27.1% in the first half of 2004 from 21.9% in the first six months of 2003. Sales and marketing expenses are expected to continue to exceed the amount incurred in the comparable prior year period due to continued expansion of our field sales force.

     General and Administrative. General and administrative expenses were $6.8 million, or 10.8% of sales in the first six months of 2004 compared to $7.4 million or 10.9% of sales in the first six months of 2003. This decrease is primarily due to a one-time executive severance charge incurred in the second quarter of 2003. No significant change in general and administrative expenses is expected in the second half of 2004 compared to the first half.

     Operating Income. Operating income decreased by $4.5 million, or 17.8%, to $21.0 million in the first six months of 2004 from $25.5 million in the same period in 2003. As a percentage of net sales, operating income decreased to 33.4% in the first half of 2004 from 37.6% in the first half of 2003.

     Income Tax Expense. Income tax expense of $8.0 million was recorded in the first six months of 2004 at an effective income tax rate of 37.0% of income before taxes compared to $10.3 million, or 38.3% of income before taxes, in the first half of 2003. We do not expect significant changes to our effective tax rate for the balance of 2004.

Liquidity and Capital Resources

     As of June 30, 2004, our cash, cash equivalents and investment securities were $61.1 million, down $50.7 million from the December 31, 2003 total of $111.8 million. The decrease is primarily due to $16.4 million in net cash provided by operating activities offset by a special cash dividend of $66.7 million and quarterly cash dividends of $2.4 million during the first six months of 2004. Even with the payment of cash dividends during the period, we continue to maintain a strong cash position, which we believe, when coupled with cash flow from operations, will be sufficient to meet both our short-term and long-term working capital requirements.

     At June 30, 2004, we had a $15.0 million unsecured revolving line of credit with a bank that is available until May 31, 2005. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2005. The line of credit bears interest based on the prime rate less 1.0%. As of June 30, 2004, the lines of credit had not been used.

     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the six months ended June 30, 2004, we did not repurchase any shares under this program. Depending on our stock valuation, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value. The cumulative shares repurchased under this program remains at 4.0 million with a cost of $72.9 million.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     As of June 30, 2004, we did not have any off-balance sheet transactions, arrangements, or obligations (including contingent obligations) that would have a material effect on our financial results.

     We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. As of June 30, 2004, there has been no material change in our operating leases from that disclosed in our 2003 Annual Report.

     As of June 30, 2004, there has been no change in our long-term debt obligations, capital-lease obligations or long-term purchase obligations from that disclosed in our 2003 Annual Report.

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

     Our investment policy specifically requires: (i) that each investment have a maximum maturity of 36 months, (ii) that at least 10% of the portfolio be available on 30 days notice and not more than 30% of the portfolio have a maturity in excess of 24 months, (iii) that each investment meet minimum credit quality requirements, (iv) that our portfolio be diversified such that not more than 10% is invested in any one issuer (other than the U.S. Treasury or its agencies, or money market funds), and (v) that each investment meet certain maximum maturity or tender option limits based on its minimum credit rating. As of June 30, 2004 our investment securities had a market value of approximately $39.5 million and a carrying value of $39.6 million.

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

     As of June 30, 2004, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal control over financial reporting that has occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

     The following table shows information relating to the repurchase of shares of our common stock during the three months ended June 30, 2004:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
April	0	$0	0	977,758
May	0	0	0	977,758
June	0	0	0	977,758

Total	0	$0	0

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On April 21, 2004, the Company held its Annual Meeting of Shareholders.

(b)	Not applicable.

(c)	Set forth below are descriptions of the matters voted upon at the Annual Meeting of Shareholders and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter.

1.	Eight directors were elected to serve until the 2005 Annual Meeting of Shareholders and until their successors are elected and qualified. The results of this proposal are as follows:

	For	Against/ Withheld
(1) Judith A. Paul	30,140,519	447,333
(2) Terrance D. Paul	30,140,419	447,333
(3) John R. Hickey	30,110,444	477,408
(4) John H. Grunewald	30,493,471	94,381
(5) Gordon H. Gunnlaugsson	30,493,171	94,681
(6) Harold E. Jordan	30,493,371	94,481
(7) Addison L. Piper	29,743,682	844,170
(8) Judith A. Ryan	30,517,432	70,420

(d)	Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Description
10.1	Transfer Agreement between the Company and Terrance D. Paul dated as of June 16, 2004

10.2	Assignment and Assumption of Transfer Agreement between the Company and Terrance D. Paul dated as of June 16, 2004

31.1	Section 302 certification by John R. Hickey

31.2	Section 302 certification by Steven A. Schmidt

32.1	Section 906 certification by John R. Hickey

32.2	Section 906 certification by Steven A. Schmidt

(b)	Forms 8-K. The following Form 8-K filings were made during the three months ended June 30, 2004:

1.	Form 8-K dated April 20, 2004 (filed on April 26, 2004).
Press release regarding the Company’s declaration of a quarterly cash dividend to be paid June 1, 2004.
Furnished the press release regarding the first quarter 2004 financial results.
Furnished the transcript of the Investor Conference Call on April 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC.
(Registrant)

August 6, 2004	/s/ John R. Hickey

Date	John R. Hickey
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2004	/s/ Steven A. Schmidt

Date	Steven A. Schmidt
Executive Vice President, and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description
10.1	Transfer Agreement between the Company and Terrance D. Paul dated as of June 16, 2004

10.2	Assignment and Assumption of Transfer Agreement between the Company and Terrance D. Paul dated as of June 16, 2004

31.1	Section 302 certification by John R. Hickey

31.2	Section 302 certification by Steven A. Schmidt

32.1	Section 906 certification by John R. Hickey

32.2	Section 906 certification by Steven A. Schmidt