Form 10-Q
period 2004-09-30
RENAISSANCE LEARNING INC
filed 2004-11-09
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-22187

RENAISSANCE LEARNING, INC.

(Exact name of Registrant as Specified in its Charter)

Wisconsin (State or other jurisdiction of incorporation)	39-1559474 (I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2004

Common Stock, $0.01 par value	31,144,399

RENAISSANCE LEARNING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

- Index -

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2004	2003
	(In Thousands, Except Share and Per
	Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23,271	$62,524
Investment securities	28,786	42,825
Accounts receivable, less allowances of $1,881 and $1,629, respectively	12,725	13,182
Inventories	2,710	2,354
Prepaid expenses	712	1,352
Deferred tax asset	4,054	3,743
Other current assets	578	889

Total current assets	72,836	126,869
Investment securities	17,142	6,485
Property, plant and equipment, net	19,442	20,536
Deferred tax asset	1,742	1,795
Goodwill	2,732	2,642
Other intangibles, net	257	478
Capitalized software, net	591	626

Total assets	$114,742	$159,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,335	$3,144
Deferred revenue	16,105	10,705
Payroll and employee benefits	2,373	3,153
Income taxes payable	910	2,295
Other current liabilities	4,279	4,869

Total current liabilities	27,002	24,166
Deferred revenue	685	800
Deferred compensation	1,184	958

Total liabilities	28,871	25,924
Minority interest	167	177
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at September 30, 2004 and Dec. 31, 2003	347	347
Additional paid-in capital	54,418	54,167
Retained earnings	95,726	148,596
Treasury stock, at cost 3,584,669 shares September 30, 2004; 3,860,802 shares Dec. 31, 2003	(64,843)	(69,838)
Accumulated other comprehensive income	56	58

Total shareholders’ equity	85,704	133,330

Total liabilities and shareholders’ equity	$114,742	$159,431

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Net sales:
Products	$20,315	$25,640	$71,714	$81,528
Services	5,227	5,675	16,542	17,629

Total net sales	25,542	31,315	88,256	99,157

Cost of sales:
Products	1,564	2,581	5,151	8,605
Services	2,191	2,510	8,129	7,911

Total costs of sales	3,755	5,091	13,280	16,516

Gross profit	21,787	26,224	74,976	82,641
Operating expenses:
Products development	4,391	4,262	12,842	12,926
Selling and marketing	8,486	7,866	25,503	22,718
General and administrative	3,292	3,172	10,055	10,577

Total operating expenses	16,169	15,300	48,400	46,221

Operating income	5,618	10,924	26,576	36,420
Other income:
Interest income	248	434	753	1,472
Other, net	274	107	442	513

Income before taxes	6,140	11,465	27,771	38,405
Income tax provision	2,272	3,187	10,275	13,492

Net income	$3,868	$8,278	$17,496	$24,913

Earnings per share:
Basic	$0.12	$0.27	$0.56	$0.80
Diluted	$0.12	$0.27	$0.56	$0.80
Cash dividends declared per share	$0.04	$—	$2.27	$—

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$17,496	$24,913
Noncash (income) expenses included in net income -
Depreciation and amortization	2,787	2,997
Amortization of investment discounts/premiums	577	1,324
Deferred income taxes	(258)	(246)
Change in assets and liabilities -
Accounts receivable	457	(997)
Inventories	(356)	(330)
Prepaid expenses	640	768
Accounts payable and other current liabilities	(1,266)	160
Deferred revenue	5,285	(308)
Other current assets	311	248
Other	(24)	76

Net cash provided by operating activities	25,649	28,605

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,075)	(2,069)
Purchase of investment securities	(34,922)	(40,560)
Maturities/sales of investment securities	37,745	59,090
Capitalized software development costs	(404)	(263)
Acquisitions	—	(521)

Net cash provided by investing activities	1,344	15,677

Cash flows from financing activities:
Return of capital to minority interest	(54)	—
Proceeds from issuance of stock	—	1,046
Proceeds from exercise of stock options	4,173	1,239
Dividends paid	(70,365)	—
Purchase of treasury stock	—	(23,727)

Net cash used by financing activities	(66,246)	(21,442)

Net (decrease) increase in cash and cash equivalents	(39,253)	22,840
Cash and cash equivalents, beginning of period	62,524	18,220

Cash and cash equivalents, end of period	$23,271	$41,060

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

     The results of operations for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

     On April 17, 2002, our Board of Directors authorized a repurchase program which provides for the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the nine months ending September 30, 2004, we did not repurchase any shares under this program. The cumulative shares repurchased under this program remain at 4.0 million with an associated cost of $72.9 million.

     The weighted average shares outstanding are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Basic weighted average shares outstanding	31,126,343	30,826,913	31,055,595	31,163,711
Dilutive effect of outstanding stock options	150,278	239,303	180,710	171,583

Diluted weighted average shares outstanding	31,276,621	31,066,216	31,236,305	31,335,294

     For the three months ended September 30, 2004 and 2003, 827,627 and 744,768 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the nine months ended September 30, 2004 and 2003, 813,290 and 872,323 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. These options could be dilutive in the future.

4.	Comprehensive Income

     Total comprehensive income was $17.5 million and $24.7 million in the first nine months of 2004 and 2003, respectively. For the quarters ended September 30, 2004 and 2003, comprehensive income was $3.9 million and $8.3 million, respectively. Our comprehensive income includes foreign currency translation adjustments.

5.	Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested at least annually for impairment. Our other intangible assets have finite lives and are amortized over their estimated useful lives of four years for algorithms and purchased software code, and five years for the non-compete agreement. Other intangibles with finite lives are scheduled to be fully amortized in 2005 with corresponding amortization estimated to be $65,000 for the remainder of 2004, and $192,000 for 2005.

     For both three-month periods ended September 30, 2004 and 2003, we recognized amortization expense on other intangibles of $74,000. For the nine months ended September 30, 2004 and 2003, we recognized amortization expense of $221,000 and $322,000, respectively. No goodwill or other intangibles were acquired or impaired during the nine months ended September 30, 2004. During August 2003 we purchased a start-up enterprise for the purpose of acquiring a potential new product concept. This transaction was accounted for using the purchase method of accounting, which resulted in recorded goodwill of $329,000. Other intangibles consisted of the following (in thousands):

	September 30, 2004			December 31, 2003
	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Amount	Amortization	Net	Amount	Amortization	Net
Algorithms and software code	$2,124	$2,115	$9	$2,124	$2,058	$66
Non-compete agreement	1,100	852	248	1,100	688	412

Other intangibles	$3,224	$2,967	$257	$3,224	$2,746	$478

6.	Stock Option Plan

     We have established the 1997 Stock Incentive Plan for our officers, key employees and non-employee directors. The intrinsic value method as prescribed in APB 25, “Accounting for Stock Issued to Employees,” is used to account for stock based compensation arrangements. Had compensation cost been determined for our plan based on the fair value at the grant dates for awards consistent with the alternative method set forth under SFAS 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(In thousands, except per share amounts)
Net Income, as reported	$3,868	$8,278	$17,496	$24,913
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	440	1,040	1,598	2,827

Pro forma net income	$3,428	$7,238	$15,898	$22,086

Earnings per share:
Basic as reported	$0.12	$0.27	$0.56	$0.80

Basic pro forma	$0.11	$0.23	$0.51	$0.71

Diluted as reported	$0.12	$0.27	$0.56	$0.80

Diluted pro forma	$0.11	$0.23	$0.51	$0.70

     The fair value of options granted during the three months and nine months ended September 30, 2004 and 2003 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Dividend yield	0.64%	0.00%	0.64%	0.00%
Expected volatility	60.00%	65.00%	62.48%	75.20%
Risk-free interest rate	3.54%	3.64%	3.39%	3.09%
Expected life (in years)	6	6	6	6

7. Segment Reporting

     Beginning in 2004, our results are presented as one operating segment. We had previously reported two operating segments: (i) software and (ii) training. We are no longer organized by these segments and we now manage our operations as one business. These changes were made to better support our customers’ needs through offerings of bundled solutions which consist of software, professional development, implementation assistance, technical consulting, and ongoing maintenance and support plans. Accordingly, we do not produce discrete financial information or make resource allocation decisions for separately reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Foreign market operations are not significant at this time.

8. Dividends

     On March 1, 2004, we paid a special cash dividend of $2.15 per share and our first quarterly dividend of $.04 per share totaling $67.9 million. On June 1, 2004 and September 1, 2004 we paid quarterly cash dividends of $.04 per share totaling $1.2 million each quarter.

     On October 20, 2004, our Board of Directors declared a quarterly cash dividend of $.04 per share, payable December 1, 2004 to shareholders of record as of November 12, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Our results of operations can be affected by many factors including the general economic environment and its impact on state and federal budgetary decisions, the length and complexity of the sales cycle for school districts, and the impacts on revenue of transitioning some of our offerings to new subscription-based products and services which results in a significant portion of the revenue being initially deferred and recognized as revenue over the subscription period. Each of these factors negatively impacted our results of operations for the three- and nine-month periods ended September 30, 2004. In addition, as we transition to our new web-based platform, Renaissance Place, we believe we are experiencing an interruption in our typical order pattern as customers take time to evaluate the new version and the benefits that it offers.

     The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net Sales:
Products	79.5%	81.9%	81.3%	82.2%
Services	20.5	18.1	18.7	17.8

Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Products	7.7%	10.1%	7.2%	10.6%
Services	41.9	44.2	49.1	44.9

Total cost of sales	14.7	16.3	15.0	16.7

Gross profit:
Products	92.3	89.9	92.8	89.4
Services	58.1	55.8	50.9	55.1

Total gross profit	85.3	83.7	85.0	83.3

Operating expenses:
Product development	17.2	13.6	14.6	13.0
Selling and marketing	33.2	25.1	28.9	22.9
General and administrative	12.9	10.1	11.4	10.7

Operating income	22.0	34.9	30.1	36.7
Other, net	2.0	1.8	1.4	2.0

Income before taxes	24.0	36.6	31.5	38.7
Income tax provision	8.9	10.2	11.6	13.6

Net income	15.1%	26.4%	19.8%	25.1%

Three Months Ended September 30, 2004 and 2003

     Net Sales. Our net sales decreased by $5.8 million, or 18.4%, to $25.5 million in the third quarter of 2004 from $31.3 million in the third quarter of 2003. Product sales declined by $5.3 million, or 20.8%, to $20.3 million in the third quarter of 2004 from $25.6 million in the third quarter of 2003. Lower product sales were partially due to what we believe is an interruption in our customers typical order patterns including customers delaying their purchase decisions as they evaluate the benefits of the new Renaissance Place versions. Product revenues were also impacted by sales of Renaissance Place which, unlike our perpetually licensed versions, is a subscription-based product that requires a significant portion of the sale to be initially recorded as deferred revenue and then recognized as revenue over the subscription period, typically 12 months. Deferred revenue grew by $3.3 million in the third quarter, mainly due to sales of Renaissance Place, StandardsMaster and our mentor coaching services which are all sold on a subscription basis.

     Service revenue for the third quarter of 2004 was $5.2 million, declining by $447,000, or 7.9%, from the third quarter 2003. This decline was mainly due to a decline in onsite and hotel training events partially offset by an increase in coaching and technical consulting. We continue to de-emphasize onsite and hotel events because we believe we can more effectively help our customers implement our product solutions by providing ongoing assistance such as mentor coaching. This coaching service is subscription-based which requires the revenue to be deferred and recognized over the 12-month subscription period.

     Fourth quarter revenues and earnings are also expected to be lower than the prior year’s fourth quarter. English in a Flash, software for helping teachers with English language learners and English as a second language students, which was originally expected to ship in the fourth quarter of 2004, may be delayed until the first quarter of 2005.

     Cost of Sales. The cost of sales of products decreased by $1.0 million, or 39.4%, to $1.6 million in the third quarter of 2004 from $2.6 million in the third quarter of 2003. As a percentage of product sales, the cost of sales of products decreased to 7.7% in the third quarter of 2004 from 10.1% in the third quarter of 2003. This decrease is due, in part, to lower scanner warranty and shipping costs, cost efficiencies in our custom assessment products business in 2004, and to the sales mix this year compared to last with proportionally lower sales of scanners, which is a lower gross profit margin product than our core software products.

     The cost of sales of services decreased by $319,000, or 12.7%, to $2.2 million in the third quarter of 2004 from $2.5 million in the third quarter of 2003. As a percentage of sales of services, the cost of sales of services decreased to 41.9% in the third quarter of 2004 from 44.2% in the third quarter of 2003. This decrease in the cost of sales of services as a percentage of service revenue is mainly attributable to cost efficiencies in software support and professional development.

     Product Development. Product development expenses were $4.4 million in the third quarter of 2004, which was up by $129,000 from the third quarter of 2003. As a percentage of net sales, product development costs increased to 17.2% in the third quarter of 2004 from 13.6% in the third quarter of 2003 primarily due to the decline in sales. We did not capitalize any product development expenses in the third quarter of 2004 compared to $43,000 capitalized in the third quarter of 2003.

     Selling and Marketing. Selling and marketing expenses were $8.5 million in the third quarter of 2004, an increase of $619,000, or 7.9%, from $7.9 million in the third quarter of 2003. As a percentage of net sales, selling and marketing expenses increased to 33.2% in the third quarter of 2004 from 25.1% in the third quarter of 2003. The increase in selling and marketing expenses is primarily due to the field sales force expansion as well as increased advertising related to promoting Renaissance Place. We expect selling and marketing costs to continue to exceed the amount incurred in the comparable prior year period due to the expansion of our field sales force and planned marketing strategies. At September 30, 2004, we had 36 professionals on our field sales team.

     General and Administrative. General and administrative expenses were $3.3 million for the third quarter of 2004, an increase of $120,000 from the $3.2 million in the third quarter of 2003. No significant change in general and administrative expenses is expected in the fourth quarter of 2004 compared to the first three quarters. As a percentage of net sales, general and administrative expenses were 12.9% compared to 10.1% in the third quarter of 2003.

________________

*AR®, Accelerated Grammar and Spelling®, Accelerated Math®, Accelerated Reader®, Accelerated Vocabulary®, Accelerated Writer®, AccelScan®, AccelTest®, Generation21®, MathFacts in a Flash®, Math Renaissance®, Read Now®, Reading Renaissance®, Renaissance®, Renaissance Learning®, Renaissance Place®, School Renaissance®, StandardsMaster®, STAR Early Literacy®, STAR Math®, STAR Reading® and Writing Renaissance® are registered trademarks of the company.

     Operating Income. Operating income was $5.6 million, or 22.0% of net sales in the third quarter of 2004, compared to $10.9 million, or 34.9% of net sales in the third quarter of 2003.

     Income Tax Expense. Income tax expense of $2.3 million was recorded in the third quarter of 2004 at an effective income tax rate of 37.0% of pre-tax income, compared to $3.2 million, or 27.8% of pre-tax income in the third quarter of 2003. The third quarter 2003 tax expense included a tax benefit of $1.1 million related to tax credits for research activities in excess of previously estimated amounts. On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains $137 billion in tax cuts over a ten-year period beginning in 2005, which are mainly targeted at U.S. manufacturing businesses and multinational companies. We have not yet completed our assessment of how the Act might impact our future results of operations or cash flows.

Nine Months Ended September 30, 2004 and 2003

     Net Sales. Our net sales of $88.3 million in the first nine months of 2004 were $10.9 million less than the $99.2 million in the first nine months of 2003. Revenues were down for several reasons including the on-going tight state budgetary environment and its impact on funding for K-12 schools during the 2003-2004 school year, the length and complexity of the sales cycle for school districts, and due to increasing sales being recorded to deferred revenue as further explained below.

     Product sales declined by $9.8 million, or 12.0%, to $71.7 million in the first nine months of 2004 from $81.5 million in the same period in 2003. Lower product sales were partially due to what we believe is an interruption in our customers typical order patterns including customers delaying purchase decisions to evaluate the benefits of the new Renaissance Place versions. Second and third quarter product revenues were also impacted by sales of Renaissance Place which, unlike our perpetually licensed versions, is a subscription-based product that requires a significant portion of the sale to be initially recorded as deferred revenue and then recognized as revenue over the subscription period, typically 12 months. Deferred revenue grew by $5.3 million in the first nine months of 2004, mainly due to sales of Renaissance Place and our mentor coaching services which are sold on a subscription basis. While sales of several of our established products declined for the period, sales of our new products introduced in 2002 and 2003 were slightly improved over the same period in 2003.

     Service revenue declined by $1.1 million, or 6.2%, in the first nine months of 2004 to $16.5 million from $17.6 million in the first nine months of 2003. Lower attendance at our 2004 National Renaissance Conference held in the first quarter resulted in about $700,000 less revenue compared to our 2003 National Renaissance Conference. This decline was also partly due to less onsite and hotel training events partially offset by an increase in technical consulting and mentor coaching. Mentor coaching is a subscription-based service that requires the revenue to be deferred and recognized over the 12-month subscription period.

     Cost of Sales. The cost of sales of products decreased by $3.5 million, or 40.1%, to $5.2 million in the first nine months of 2004 from $8.6 million in the first nine months of 2003. As a percentage of product sales, the cost of sales of products decreased to 7.2% in the first nine months of 2004 from 10.6% in the first nine months of 2003. This decrease is due, in part, to lower scanner warranty and shipping costs, cost efficiencies in our custom assessment products business in 2004, and to the sales mix this year compared to last with proportionally lower sales of scanners, which is a lower gross profit margin product than our core software products.

     The cost of sales of services increased by $217,000, or 2.7%, to $8.1 million in the first nine months of 2004 from $7.9 million in the same period in 2003. As a percentage of sales of services, the cost of sales of services increased to 49.1% in the first nine months of 2004 from 44.9% in the first nine months of 2003. This increase is primarily a result of lower attendance at our 2004 National Renaissance Conference. Since most of the costs of the conference are relatively fixed, the lower revenue directly affects profitability. In addition, the increased cost of sales of services was partly due to incurring costs to ramp up our new service offerings prior to their full utilization.

     Product Development. Product development expenses were $12.8 million, or 14.6% of sales, in the first nine months of 2004, compared to $12.9 million, or 13.0% of sales, for the first nine months of 2003. We capitalized product development expenses of $404,000 in the first nine months of 2004 compared to $263,000 in the same period of 2003.

     Selling and Marketing. Selling and marketing expenses increased by $2.8 million, or 12.3%, to $25.5 million in the first nine months of 2004 from $22.7 million in the first nine months of 2003. The increase in selling and marketing expenses was the result of growth in our field sales force. As a percentage of net sales, selling and marketing expenses increased to 28.9% in the first nine months of 2004 from 22.9% in the first nine months of 2003. Sales and marketing expenses are expected to continue to exceed the amount incurred in the comparable prior year period due to the expansion of our field sales force.

     General and Administrative. General and administrative expenses were $10.1 million, or 11.4% of sales in the first nine months of 2004 compared to $10.6 million or 10.7% of sales in the first nine months of 2003. This decrease is primarily due to a one-time executive severance charge incurred in the second quarter of 2003.

     Operating Income. Operating income decreased by $9.8 million, or 27.0%, to $26.6 million in the first nine months of 2004 from $36.4 million in the same period in 2003. As a percentage of net sales, operating income decreased to 30.1% in the first nine months of 2004 from 36.7% in the first nine months of 2003.

     Income Tax Expense. Income tax expense of $10.3 million was recorded in the first nine months of 2004 at an effective income tax rate of 37.0% of income before taxes compared to $13.5 million, or 35.1% of income before taxes, in the first nine months of 2003. The 2003 tax expense included a tax benefit of $1.1 million related to tax credits for research activities in excess of previously estimated amounts.

Liquidity and Capital Resources

     As of September 30, 2004, our cash, cash equivalents and investment securities were $69.2 million, down $42.6 million from the December 31, 2003 total of $111.8 million. The decrease is primarily due to $25.6 million in net cash provided by operating activities offset by a special cash dividend of $66.7 million and quarterly cash dividends of $3.7 million during the first nine months of 2004. Even with the payment of cash dividends during the period, we continue to maintain a strong cash position, which we believe, when coupled with cash flow from operations, will be sufficient to meet both our short-term and long-term working capital requirements.

     At September 30, 2004, we had a $15.0 million unsecured revolving line of credit with a bank that is available until May 31, 2006. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2005. The line of credit bears interest based on the prime rate less 1.0%. As of September 30, 2004, the lines of credit had not been used.

     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the nine months ended September 30, 2004, we did not repurchase any shares under this program. Depending on our stock valuation, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value. The cumulative shares repurchased under this program remain at 4.0 million shares with a cost of $72.9 million.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     As of September 30, 2004, we did not have any off-balance sheet transactions, arrangements, or obligations (including contingent obligations) that would have a material effect on our financial results.

     We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. As of September 30, 2004, there has been no material change in our operating leases from that disclosed in our 2003 Annual Report.

     As of September 30, 2004, there has been no change in our long-term debt obligations, capital-lease obligations or long-term purchase obligations from that disclosed in our 2003 Annual Report.

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

Forward-Looking Statements

     In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements relating to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include (i) a delay or reduction in school purchases of our products due to state budgetary constraints resulting in a reduction in the funds available to schools and (ii) those factors identified in Item 1, Business, Forward-Looking Statements, contained in our 2003 Annual Report, which factors are incorporated herein by reference to such report.

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

     We seek to manage exposure to market risk by investing in accordance with our corporate investment policy as established by our Board of Directors. The goals of the policy are: (i) preservation of capital, (ii) provision of adequate liquidity to meet projected cash requirements, (iii) minimization of risk of principal loss through diversified short and medium term investments, and (iv) maximization of yields in relationship to the guidelines, risk, market conditions and tax considerations.

     Our investment policy specifically requires that: (i) each investment have a maximum maturity of 36 months, (ii) at least 10% of the portfolio be available on 30 days notice and not more than 30% of the portfolio have a maturity in excess of 24 months, (iii) each investment meet minimum credit quality requirements, (iv) our portfolio be diversified such that not more than 10% is invested in any one issuer (other than the U.S. Treasury or its agencies, or money market funds), and (v) each investment meet certain maximum maturity or tender option limits based on its minimum credit rating. Our investment policy generally precludes investment in equity securities. Substantially all of our investments are either: (i) money market funds, (ii) municipal bonds, or (ii) investment grade commercial paper and corporate bonds. Due to the type and duration of investments in our portfolio we do not expect to realize any material gains or losses related to market risk. As of September 30, 2004 our investment securities had a market value of approximately $45.9 million and a carrying value of $45.9 million.

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

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of September 30, 2004, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There has been no change in our internal control over financial reporting that has occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

     The following table shows information relating to the repurchase of shares of our common stock during the three months ended September 30, 2004:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of	that May yet be
	Total Number	Average Price	Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
July	0	$0	0	977,758
August	0	0	0	977,758
September	0	0	0	977,758

Total	0	$0	0

Item 5. Other Information

     On September 1, 2004, we entered into the first amendment to the credit agreement dated as of December 1, 2003 with Wells Fargo Bank, National Association (as successor in interest to Wells Fargo Bank Wisconsin, National Association). The agreement provides for a $15.0 million unsecured revolving line of credit that is available until May 31, 2006. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. As of September 30, 2004, the line of credit had not been used.

Item 6. Exhibits

Exhibit No.	Description

10.1	First Amendment to Credit Agreement dated as of December 1, 2003, by and between Wells Fargo Bank, National Association (as successor in interest to Wells Fargo Bank Wisconsin, National Association) and Registrant.

31.1	Section 302 certification by John R. Hickey

31.2	Section 302 certification by Steven A. Schmidt

32.1	Section 906 certification by John R. Hickey

32.2	Section 906 certification by Steven A. Schmidt

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC.
(Registrant)

November 5, 2004	/s/ John R. Hickey
Date	John R. Hickey
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2004	/s/ Steven A. Schmidt
Date	Steven A. Schmidt
Executive Vice President, and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

10.1	First Amendment to Credit Agreement dated as of December 1, 2003, by and between Wells Fargo Bank, National Association (as successor in interest to Wells Fargo Bank Wisconsin, National Association) and Registrant.

31.1	Section 302 certification by John R. Hickey

31.2	Section 302 certification by Steven A. Schmidt

32.1	Section 906 certification by John R. Hickey

32.2	Section 906 certification by Steven A. Schmidt