Form 10-K
period 2004-12-31
RENAISSANCE LEARNING INC
filed 2005-02-22
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-22187
RENAISSANCE LEARNING, INC.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1559474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2911 Peach Street P.O. Box 8036 Wisconsin Rapids, Wisconsin (Address of principal executive offices)	54495-8036 (Zip Code)

Registrant’s telephone number, including area code: (715) 424-3636

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $177,916,000 as of June 30, 2004. As of February 18, 2005, there were 30,846,175 of the Registrant’s shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III is incorporated by reference from the Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005.

PART I

Item 1.	Business
Overview
      Renaissance Learning, Inc. is a leading provider of learning information systems software and school improvement programs to pre-kindergarten through senior high (“pre-K-12”) schools in the United States and Canada. Our computer-based learning information systems and related training, school improvement programs, professional development and technical services help educators motivate students, accelerate learning, improve test scores, and help students master standards by increasing the quality, quantity, and timeliness of performance data available to educators to facilitate increased student practice of essential skills and to support instruction. Learning information systems provide benefits to educators similar to those management information systems provide to business managers. As of December 31, 2004, we had sold our products to more than 67,000, or about 50%, of the K-12 schools in North America.
      Historically, our learning information system products have been designed to run on desktop computers or on the local area networks of individual schools. We have had considerable success marketing these products directly to the primary decision makers at schools — principals, teachers and librarians. Our desktop products are relatively simple to set up and maintain for an individual school, are designed to require only modest technology resources and are competitively priced at or below the discretionary spending level of most school principals. Our traditional desktop products are typically sold as school-wide perpetual software licenses with optional annual support plans.
      A key component of our current product strategy is centered on the Renaissance Place* editions of our products. Renaissance Place is an integrated, enterprise-scalable, web-based platform for districts. The system is integrated vertically — from daily reading and math practice given by the teacher, all the way up to formative tests taken district wide, and horizontally — across other Renaissance solutions. Renaissance Place meets district and school information needs such as: scalability; remote access; centralized database and server for multiple campus use; sophisticated statistical analysis; ease of administration and district support; and integration with student data from other district systems. We introduced Renaissance Place editions of our STAR Reading and STAR Math products in 2003 followed by Accelerated Reading and Accelerated Math in mid-2004. Currently, the majority of our learning information system products are available in Renaissance Place editions. Our traditional desktop products, which we continue to offer in addition to our Renaissance Place products, are sold as perpetual software licenses with optional annual support programs. In contrast, Renaissance Place products are sold primarily on a subscription basis for terms of one year.
      Our flagship product, Accelerated Reader, is software which provides information for motivating and monitoring increased literature-based reading practice and to support instruction. We believe that Accelerated Reader and our other products have achieved their significant market positions as a result of demonstrated effectiveness in assisting educators to improve student achievement in essential skills and overall academic performance. Our broad line of learning information system software products help educators guide instruction, manage important classroom tasks and measure student progress, thereby enabling educators to more effectively target and adjust curriculum and instruction in order to accelerate student learning.
      Our learning information systems cover a wide range of subject areas including: reading, early literacy, mathematics, writing, vocabulary, test preparation, standards assessment and language acquisition. We provide customized assessment software to educational publishers which supports many of the popular textbook series used in K-12 and post-secondary educational institutions. Additionally, we sell a patented

*	AR, AccelScan, AccelTest, Accelerated Grammar and Spelling, Accelerated Math, Accelerated Reader, Accelerated Vocabulary, Accelerated Writer, Fluent Reader, Generation21, Math Facts in a Flash, Math Renaissance, Read Now, Reading Renaissance, Renaissance, Renaissance Learning, Renaissance Place, School Renaissance, STAR Early Literacy, STAR Reading, STAR Math, StandardsMaster, TestCheck and Writing Renaissance are trademarks of Renaissance Learning, Inc. registered or pending registration in the United States and other countries.

optical-mark card scanner which is used with several of our learning information system products to automate scoring and recordkeeping tasks for educators and students. Lastly, our product offerings include supplemental resources for educators and classroom use such as handbooks, workbooks, learning cards and motivational items.
      In the fourth quarter of 2004 we released our English in a Flash language acquisition system. English in a Flash software introduces a new research-based approach to helping educators accelerate the language acquisition of English Language Learners (ELLs) and English as a Second Language (ESL) students. This approach is based on a systematic method of learning language without reliance upon translation, grammatical instruction, or multimedia distractions, which is significantly faster than traditional methods of language acquisition.
      We offer a full line of professional service and support solutions that integrate with, complement, and enhance the effectiveness of, our research-based learning information system products. Sold separately or bundled with our products to provide a complete solution, our service offerings include: training workshops and seminars, report and data analysis, program evaluation, mentor coaching services, web courses, distance training, software support, software installation, database conversion and integration services, and application hosting.
      In addition, we sell Generation21 enterprise software for training and knowledge management throughout organizations. In January 2005, a decision was made to divest this non-core part of our business. Although we have not finalized plans for exiting this business, we have reduced our resources while ensuring that Generation21 continues to meet its remaining customer commitments.
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
Software and Other Products
      We offer software products to educators primarily for use in pre-K-12 schools. We also provide customized assessment software to educational publishers which they distribute mainly for use in the pre-K-12 education market. These software products help educators improve student academic performance by intensifying skills practice and increasing the quality, quantity, and timeliness of information available to educators to support instruction. Our products are offered in desktop editions which serve the needs of individual schools or in Renaissance Place editions which are scalable to serve the needs of the largest school districts from a centralized server and database. Currently we have the following products available in Renaissance Place editions: Accelerated Reader, STAR Reading, STAR Early Literacy, Fluent Reader, Accelerated Math, STAR Math, StandardsMaster and English in a Flash.
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

Accelerated Reader supports recorded-voice versions of quizzes on literature books for emergent readers and quizzes for assessing reading instruction assignments found in reading textbooks, magazines and other curricula. Accelerated Reader includes built-in Spanish-English capabilities and supports Literacy Skills quizzes which allow educators to assess students’ proficiency on specific skills found in state and district language arts standards. We currently have a library of computerized book quizzes on more than 84,000 titles.
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
      STAR Early Literacy is computer-adaptive software that provides educators with a fast, accurate and easy solution to assess the phonemic awareness, phonic and other readiness and literacy skills of students in grades pre-K-3. The software helps educators identify each student’s specific strengths and to diagnose specific weaknesses in skills covered by all early literacy curricula and standards. Computer-adaptive testing allows for the assessment to quickly and easily be repeated several times throughout a school year at a significantly lower cost and on a more timely basis than with conventional assessments.
      Fluent Reader is a system for improving the reading fluency of emergent and struggling students. This program incorporates four proven strategies of modeled reading, repeated oral reading, self-monitoring and information feedback to help improve reading fluency. Fluent Reader includes a placement test to determine each student’s independent reading level, features to identify specific words that are causing difficulty, handles record-keeping chores and provides key information reports to monitor student progress.
      Accelerated Vocabulary is vocabulary development software that helps educators maximize their students’ vocabulary growth while reducing paperwork, supporting instruction, and making vocabulary learning fun for students. Accelerated Vocabulary promotes word learning from research proven in-context reading of book passages. Reports generated by the system help educators assess student progress and monitor their vocabulary skills practice.
      Read Now is a comprehensive reading intervention solution that helps educators assist students who are identified as struggling readers. Read Now combines a comprehensive instruction model, working directly with publishers, and professional development services with our Fluent Reader and Accelerated Vocabulary software products in one integrated solution. All work together to help educators steer students to material appropriate to their reading ability, provide the extensive practice crucial to improving reading skills, and develop the range of skills necessary to read successfully, from phonemic awareness through fluency and comprehension.
      Math Renaissance/ Accelerated Math. Math Renaissance is a scientifically research-based program combining the Accelerated Math learning information system, the STAR Math assessment system, classroom-proven instructional practices and a comprehensive services and support package. The components of Math Renaissance work together to help educators personalize math instruction and manage the extensive practice students need to develop math skills and master state standards. At the heart of our Math Renaissance solution is Accelerated Math software, a task-level learning information system that helps educators ensure math success for students of all abilities — average, gifted and remedial — from grade one through calculus. Accelerated Math software generates personalized assignments at each student’s level and scores them automatically using our proprietary AccelScan optical mark reader. Accelerated Math offers state standards-aligned libraries, textbook-aligned libraries for popular math textbooks and extended response libraries that integrate the application of multiple math objectives. The software provides educators with detailed reports to help them monitor progress and target instruction in a timely, effective manner. Math Renaissance includes personalized support from a designated mentor coach who conducts training, answers questions, interprets results from reports, and helps maximize the effectiveness of the program.

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
      Accelerated Grammar and Spelling software offers practice and skills assessment in grammar, usage, mechanics, and spelling for students from grades 3-12. This innovative program helps educators diagnose students’ grammar and spelling skills while also helping to capture students’ interest and motivate them to improve. It uses in-context editing and spelling to give students valuable practice locating and correcting the most common language skills errors. Schools can expand their usage of the program by purchasing additional content libraries specific to a grade level and essential skill area.
      StandardsMaster is a comprehensive standards mastery assessment and web-based reporting solution for districts and schools that provides feedback to educators on how students are progressing toward state standards in reading, math and language arts. Our standards mastery solutions are customized to each customer’s needs and consist of StandardsMaster software, professional development and consulting services. Assessment data provided by the program helps educators adjust instruction, intervene with specific student groups, and ensure adequate progress on year-end summative state tests. Students take paper-and-pencil or online assessments and results become available immediately for sophisticated statistical analysis by district, school, classroom, grade, student and other relevant demographic characteristics.
      English in a Flash software, released in the fourth quarter of 2004, introduces a new, research-based approach to helping educators accelerate the language acquisition of English Language Learners (ELLs) and English as a Second Language (ESL) students. This approach is based on a systematic method of learning language without reliance upon translation, grammatical instruction, or multimedia distractions, which is significantly faster than traditional methods of language acquisition.
      AccelScan is our innovative, patented optical mark card reader that offers intelligent mark recognition capability. This capability results in more accurate recognition of student marks by distinguishing many degrees of darkness from a variety of marking instruments and ignoring lighter erasures. This high-speed reader is used in conjunction with several of our software products to automate scoring of assignments and updating of student records, thereby providing educators with immediate information on student progress without spending time grading paperwork.
      Customized Assessment Products. We provide customized assessment software to educational publishers for the K-12 and post-secondary education market. This software is distributed by educational publishers and supports many of the popular textbook series used in K-12 and post-secondary educational institutions in North America. We customize the content of these software products to align with specific textbooks, publisher instructional materials and state performance standards which, when combined with our intuitive educator interface, provides an easy and effective tool for educators to deliver printed or on-line test content, integrated with existing curricula and classroom materials.

      Educator Resource Products. We also produce videotapes, handbooks, lesson books, math learning cards, workbooks and motivational items for use by educators in conjunction with our software and training programs. Further, we conduct research on best practices, perform field validation of techniques, publish internally generated as well as third-party research and gather information to guide the development of our learning information systems.
Professional Services
      We offer a full line of professional services to our customers. Our services include support plans for our software solutions, professional development programs, web-based training, consulting and evaluation services and technical services.
      Support Plans. We offer Expert Support Plans (“ESPs”) that provide users of our software products access to telephone support. Packaged with software kits and also sold separately under 12- or 24-month agreements, ESPs entitle educators to unlimited expert phone support for our learning information products.
      Professional Development. We offer a variety of seminars and workshops, which are conducted throughout the year at various hotel locations in the United States, and on-site training programs in which our training staff visits an individual school, school district or region to conduct a seminar or workshop. Our professional development programs instruct educators in proven techniques to enhance their curriculum and instruction through more effective use of our learning information systems products and the information they generate. Our professional development programs increase customer satisfaction with, and utilization of, our learning information systems in schools, resulting in increased sales of add-on products such as Accelerated Reader quizzes, Accelerated Math libraries, student software expansions as well as increased overall customer interest in our other products and services which tend to complement each other.
      We also hold our National School Renaissance Conference annually. The conference provides teachers and administrators with opportunities to network, receive professional development training, hear the latest research, view our newest products and services, and plan future uses of our products and services. About 3,000 educators attended our conference in 2004 and approximately 5,000 educators attended each of our conferences in 2003 and 2002. Our 2005 National School Renaissance Conference will be held in San Antonio, Texas in March 2005.
      Web-based Training. Educators can take our popular Introduction to Reading Renaissance and Math Renaissance professional development seminars through Renaissance Practicum. Renaissance Practicum is a distance learning solution that combines self-study, web learning courses and instructor led sessions via conference call. Our practicum solutions make staff development easy and convenient for our customers providing them with peer-group distance learning at their own pace and schedule.
      Renaissance Consulting helps teachers, principals and administrators work together for dramatic schoolwide improvement. Renaissance consulting provides educators with personalized advice for improving their programs, practical suggestions for solving schoolwide problems and tips on how to get the best results from their Renaissance implementations. In our Renaissance consulting solutions, a consultant meets with a customer through on-site visits, distance consultations or a combination of the two, to assist in analyzing reports and data, and to offer advice and help develop strategies to more effectively target instruction. Our leadership consulting services offer on- and off-site sessions with principals and administrators to help them lead the way to an effective implementation of their Renaissance programs.
      Renaissance Evaluation Service is an ongoing implementation assessment and consulting solution that assists administrators in achieving student academic growth. An evaluation services package typically covers an academic school year, providing analysis of diagnostic reports, practical tips and strategies, phone consultations, a summative analysis of student skills practice and academic growth as well as a school climate inventory survey designed to assess the impact of leadership, environment, expectations, involvement and instruction on program effectiveness and how to develop strategies for improving the effectiveness of curriculum, instruction and implementation of Renaissance products.

      Renaissance Mentor Coaching provides teachers or other school staff with a personal coach who provides ongoing support and assistance that typically covers an academic school year. Our coaches conduct conference call sessions to kick-off a Renaissance implementation and provide ongoing best practices assistance. Coaching services include remote software training, installation assistance, marking period and year report analysis and program evaluation together with an assessment of program strengths and weaknesses combined with recommendations for program improvement.
      Renaissance Technical Services. We provide our customers with a variety of services to help with the implementation and support of their Renaissance programs. These include system setup, software installation, troubleshooting, technical training, data conversion, interface programming for most common student information systems and custom report writing. In addition, we offer web hosting for Renaissance Place applications as well as an educational technology assessment service to assist schools and districts with assessing their specific system needs.
Product Development
      We believe that continued substantial investment in product development is required to remain competitive and grow in the educational marketplace. We invest continuously in the development of new products and services, enhancement of existing products and services, development of tools to increase the efficiency of product development, and scientific research which generates concepts for new products and services, validates the efficacy of our existing products and services and provides useful feedback for improvement of new and existing products and services. For the years ended December 31, 2004, 2003, and 2002, our development expenditures were $16.8 million, $17.0 million, and $17.3 million (excluding capitalized amounts of $563,000, $448,000 and $729,000, respectively).
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
Selling and Marketing
      We market our educational products and services to teachers, school librarians, principals, entire schools, and school district personnel, as well as internationally through our subsidiaries in Canada, Australia, and the United Kingdom. Our customized assessment software for educational publishers is typically distributed by publishers to educators in conjunction with sales of their related textbooks. We experience seasonal variations in our sales due to the budget and school-year cycles of our customers. Additionally, our service revenues tend to be more seasonal than product revenues due to customer preferences as to when services are delivered and due to the timing of our National School Renaissance Conference.
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
Production
      Most of our software products are currently distributed on CD-ROM. Bulk CD-ROMs are produced by third-party contractors. We produce order-specific and smaller batches of CD-ROMs at our distribution facilities. Accelerated Reader quizzes and Accelerated Math libraries can be purchased and downloaded from our website. Other related products, including videotapes, books, graphics, and motivational items, are produced by third-party vendors. AccelScan scanners are produced to our specifications by a third-party contract manufacturer. Additionally, our users can download selected patches and software updates from our website.
Competition
      The educational technology and professional development markets in which we operate are very competitive and fragmented. We compete with many other companies offering educational software products, professional development and technology consulting services to schools. Education continues to emerge as a major global industry and potential competitors, including large hardware manufacturers, software developers, educational publishers, and consulting firms, may enter or increase their focus on the schools market, resulting in greater competition for us. In addition, we compete against other more traditional methods of education, training and testing, including pencil and paper testing.
      As we enter into new markets, such as the English as a Second Language (ESL) market, existing competitors could increase the barriers to entering this market by driving prices lower or making modifications to enhance their products. Success in selling our established products and services may cause competitors to focus on us in their marketing efforts thereby increasing direct competition. There can be no assurance that we will continue to be able to market our products and services successfully or compete effectively in the educational marketplace.
Intellectual Property
      We regard certain of our technologies as proprietary and rely primarily on a combination of patent, copyright, trademark, and trade secret laws as well as employee non-disclosure agreements to establish and protect our intellectual property rights. We also employ serialization techniques to prevent unauthorized installation of our products and content. There can be no assurance that the steps taken by us to protect our rights will adequately prevent and deter misappropriation. In addition, while we do not believe that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such assertions can be material, regardless of whether an assertion is validated. The software publishing industry has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. There can be no assurance that our software products will not experience unauthorized reproduction, which would have a material adverse effect on our business, financial condition, and results of operations.

Employees
      As of February 1, 2005, we had 942 full and part-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.
Backlog
      As of December 31, 2004 and 2003, we had backlogs that aggregated approximately $21.4 million and $16.5 million, respectively. These backlogs are primarily composed of the portion of software support agreements and subscription-based sales not yet recognized as revenue, professional development services and technical services not yet performed, and registrations for our National School Renaissance Conference. Substantially all of the 2004 backlog is expected to be realized during 2005.
Forward-Looking Statements; Risk Factors
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
      Reliance on Single Product Line. Our Accelerated Reader software and supplemental Accelerated Reader quizzes accounted for approximately 39%, 35%, and 35% of our net sales in 2004, 2003, and 2002, respectively. An overall decline in sales of Accelerated Reader and supplemental quizzes would have a material adverse effect on our business, financial condition, and results of operations.
      Dependence on Continued Product Development. The educational technology and services markets in which we compete are characterized by evolving industry standards, frequent product introductions, and sudden technological change. Our future success depends, to a significant extent, on a number of factors, including our ability to enhance our existing products, develop and successfully introduce new products in a timely fashion, and respond quickly and cost effectively to technological change, including: shifts in operating systems, languages, alternative delivery systems, the internet and other uncertainties. There can be no assurance that new products will be as well received as our established products, particularly since they may require technology and/or resources not generally available in all schools. We attempt to maintain high standards for the demonstrated academic effectiveness of our products. Our adherence to these standards could delay or inhibit the introduction of new products. Moreover, there can be no assurance that our products will not be rendered obsolete or that we will have sufficient resources to make the necessary investments or be able to develop and market the products required to maintain our competitive position.
      Reliance on statistical studies to demonstrate effectiveness of our products and services. We rely on statistical studies to demonstrate that our learning information systems software and related services improve student achievement. We believe that these studies accurately reflect the performance of our products. However, these studies involve the following risks: (i) the sample sizes used in our studies may yield results that are not representative of the general population of students who use our products; (ii) the methods used to gather the information upon which these studies are based depend on cooperation from students and other participants, and inaccurate or incomplete responses could distort results; (iii) schools studying the effectiveness of our products may apply different methodologies and data collection techniques, making results difficult to aggregate and compare; (iv) we facilitate the collection and analysis of data for some of these studies; and (v) we hire researchers to aggregate and present the results of some of these studies and, in some cases, to conduct the studies.
      There is growing demand from the No Child Left Behind Act (NCLB) and other sources for research and studies to demonstrate the effectiveness of educational programs and products. Our selling and marketing efforts, as well as our reputation, could be adversely impacted if the public, including our existing and potential customers, is not convinced that the product effectiveness is proven by the studies.
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
      Selling and Marketing Strategy and Product Acceptance. Our business strategy includes the introduction of new products and services directed at new markets as well as the development of new sales and distribution channels. Our current selling and marketing strategy includes district-level field sales efforts. In addition, our Renaissance Place products are aimed at school districts. Historically, our primary selling efforts have been directed towards selling desktop software to individual schools through telephone sales representatives. There can be no assurance that we will be successful in offering new products and services, entering new markets and developing new sales and distribution channels or that any such products or services, if introduced, will achieve acceptance in the marketplace.
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
      Educational Philosophies. Our products support all teaching methods and curricula by focusing on continuous feedback, increased student practice of essential skills, and demonstrated product effectiveness through measurable results. Certain educators, academics, politicians, and theorists, however, declaim strong philosophies of instruction that can lead them to oppose educational products or services that fall outside a very narrow definition. These philosophies can include, but are not limited to, opposition to standardized testing or over-reliance on the same; opposition to computers or motivational techniques; exclusive focus on particular types of direct instruction; and highly technical definitions of acceptable research. Some of these philosophical stances have the capacity to negatively influence the market for our products and services, and such influence could have a material adverse impact on demand and thus on our business, financial condition, and results of operations.
      Dependence on Educational Institutions and Government Funding. Substantially all of our revenue is derived from sales to educational institutions, individual educators, and suppliers thereto. There can be no assurance that educational institutions and/or individual educators will continue to invest in technology-based products and professional development for reading and other curricula or continue to respond favorably to our marketing. Our inability to increase the number of products sold or number of schools served would adversely affect our business, financial condition, and results of operations. Because of our dependence on educational institutions, the funding of which is largely dependent on government support, a substantial decrease in government budgets or funding for educational software or technology would have a material adverse effect on our business, financial condition, and results of operations. Any economic slow downs, which negatively affect school funding, adversely impact the sale of our products and services to schools. In addition, certain aspects of government sponsored education initiatives may not endorse, or be complementary to, the principles and methodologies underlying and associated with our products and services, which could adversely affect our business, financial condition, and results of operations.
      Geographic Concentration of Sales. A substantial portion of our sales is concentrated in several states, including California, Texas, Florida, Michigan, and Georgia, which accounted for approximately $14.8 million, $10.5 million, $6.8 million, $5.3 million, and $4.1 million, respectively, of our net sales in 2004. If large numbers of schools or a district or districts controlling a large number of schools in such states were to discontinue purchasing our products and services, our business, financial condition, and results of operations would be materially adversely affected.
      Highly Competitive Industry. The educational technology and professional development markets in which we operate are very competitive and fragmented. We compete with other companies offering educational software products, professional development, and technology consulting services to schools. Education continues to emerge as a major global industry and potential competitors, including large hardware manufacturers, software developers, educational publishers, and consulting firms, may enter or increase their focus on the schools market, resulting in greater competition for us. In addition, we compete against more traditional methods of education, training and testing, including pencil and paper testing.
      As we enter into new markets, such as the English as a Second Language (ESL) market, existing competitors could increase the barriers to entering this market by driving prices lower or making modifications to enhance their products. Success in selling our established products and services may cause competitors to focus on us in their marketing efforts thereby increasing direct competition. There can be no assurance that we will continue to be able to market our products successfully or compete effectively in the educational marketplace.
      Dependence on Key Personnel. Our success depends to a significant extent upon the continued active participation of certain key members of management. We do not have employment agreements with these individuals and have no current intention of entering into any such employment agreements. The loss of the services of key personnel could have a material adverse effect on our business, financial condition, and results of operations.
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
      Fluctuations in Quarterly Performance. We generally ship products as orders are received, and therefore, we have historically operated without a significant backlog of products. The quantity of product orders in any quarter can be affected by a variety of factors, including:

•	delays in the development and/or shipment of new products;

•	the closing of large contract sales, such as those to school districts;

•	the shipment of new products for which orders have been building for some period of time; and

•	seasonal variations due to, among other things, the budget and school year cycles of our school customers.

      In addition, our quarterly results can also be affected by:

•	charges related to acquisitions and divestitures, including related expenses, the write-off of in-process research and development, the amortization of intangible assets, asset impairments and similar items;

•	charges related to obsolete or impaired assets;

•	supply-chain issues such as manufacturing problems, delivery delays, or quality issues;

•	expenses related to product development and marketing initiatives; and

•	expenses for product support costs.
      Our overall gross margins also fluctuate based upon the mix of product sales and service sales. We realize higher margins on our software product sales than our scanners and service sales. Some of our service revenues tend to be seasonal due to customer preferences as to when services are delivered and due to the timing of our National School Renaissance Conference, resulting in seasonal variations in margins.
      Share Price Volatility. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include announcements of technological innovations and/or new products by us and our competitors, earnings releases and earnings warnings by us and our competitors, expectations regarding government funding levels for education, market conditions in the industry, announcements by us of significant acquisitions and/or divestitures, and the general state of the securities markets. The market price of our common stock may decline significantly if we fail to meet the published earnings estimates of analysts and others. In addition, quarterly fluctuations of our results of operations as described above may cause a significant variation in the market price of our common stock.
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
      Concentration of Share Ownership; Control by Principal Shareholders/ Management. As of February 18, 2005, our principal shareholders, Judith Paul and Terrance Paul, co-chairmen and co-founders of the company, beneficially owned approximately 75% of our outstanding common stock. As a result, these principal shareholders have the ability to control and direct our business and affairs.
      Shares Eligible for Future Sale. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of February 18, 2005, approximately 23.2 million shares of our common stock were held by “affiliates” and may be publicly sold only if registered under the Securities Act of 1933 or sold in accordance with an applicable exemption from registration, such as Rule 144. In addition, we have filed registration statements under the Securities Act of

1933 to register an aggregate of 6,000,000 shares of common stock reserved for issuance under our 1997 Stock Incentive Plan and an aggregate of 500,000 shares of common stock reserved for issuance under our Employee Stock Purchase Plan (“ESPP”), which will, when issued in accordance with such plans, be eligible for immediate sale in the public market, subject to the Rule 144 resale limitations for affiliates. In 2003 and 2004, we did not offer the ESPP to our employees and do not intend to offer the ESPP in 2005.
      Cash Dividends. We declared a special cash dividend of $2.15 per share on January 28, 2004 and also declared quarterly cash dividends of $.04 per share for each of the four quarters of 2004. We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders. However, our dividend policy may be affected by, among other things, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels, acquisitions, legal risks, and stock repurchases. Our dividend policy may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on the market price of our common stock.
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
      Acquisitions. In order to strengthen our business, we continually evaluate strategic opportunities, including acquisitions. Acquisitions involve a number of difficulties and risks, including, among others, the failure to integrate personnel, technology, research and development, marketing and sales operations of the acquired company; the diversion of management time and resources and the resulting disruption to our ongoing business; the potential loss of the acquired company’s customers, as well as our own; and unanticipated costs and liabilities. If we fail to integrate an acquired company or business successfully, our business, financial condition, and results of operations could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If customers of the acquired company, or our customers, are uncertain about our ability to operate on a combined basis with the acquired company, they could delay or cancel orders for products and services. Moreover, we may not successfully evaluate or utilize the acquired technology or accurately forecast the financial impact of an acquisition transaction.
      Divestitures. From time to time, we may, for any number of reasons, determine it is in our best interests and in the interests of our shareholders to dispose of a business or product line. Divestitures involve a number of difficulties and risks, including, among others, the diversion of management time and resources and the resulting disruption to our ongoing business, and unanticipated costs and liabilities. If we are unable to manage the divestiture process successfully or if we are incorrect in our assumptions regarding the costs associated with a disposition, our business, financial condition and results of operations could be adversely affected.

Item 2.	Properties
      Our corporate headquarters are located in Wisconsin Rapids, Wisconsin, in a 125,000 square foot facility owned by us which was constructed in 1996. We also own a 34,000 square foot distribution facility in Wisconsin Rapids, Wisconsin. Our field sales, professional development, and research operations are based in a 74,000 square foot facility, constructed in 1998, in Madison, Wisconsin owned by Athena Holdings LLC (“Athena”). We own 70% of Athena and we lease 43,000 square feet of the facility from Athena. Additionally, we lease various other office space primarily to accommodate subsidiary operations. We believe our facilities are adequate to support our operations for the foreseeable future.

Item 3.	Legal Proceedings
      We are subject to various claims and proceedings covering a wide range of matters that arise in the ordinary course of our business activities. We believe that any liability that may ultimately arise from the resolution of these matters will not have a material adverse effect on our financial position, results of operations or shareholders’ equity.

Item 4.	Submission of Matters to a Vote of Security Holders
      We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age of Officer	Office

Judith Ames Paul Age 58	Ms. Paul is the co-founder of the company and has been co-chairman of the board of directors with Mr. Paul since July 2003. From 1986 until July 2001, and again from August 2002 until July 2003, Ms. Paul served as chairman of the board, and from July 2001 until August 2002, Ms. Paul served as co-chairman with Mr. Paul. Ms. Paul has been a director since 1986. Ms. Paul acts as our spokesperson and is a leading teacher advocate. Ms. Paul holds a bachelor’s degree in elementary education from the University of Illinois. Judith Paul is Terrance Paul’s wife.
Terrance D. Paul Age 58	Mr. Paul is the co-founder of the company and has been co-chairman of the board of directors with Ms. Paul since July 2003. From August 2002 until July 2003, Mr. Paul served as our chief executive officer. From July 1996 until July 2001, Mr. Paul served as vice chairman of the board and from July 2001 until August 2002, Mr. Paul served as co-chairman with Ms. Paul. Mr. Paul has been a director since 1986. Mr. Paul holds a law degree from the University of Illinois and an MBA from Bradley University. Terrance Paul is Judith Paul’s husband.
John R. Hickey Age 49	Mr. Hickey has been our chief executive officer and president since July 2003. Mr. Hickey served as our president and chief operating officer from July 1996 until July 2003 and has served as a director since October 1996. Mr. Hickey holds a bachelor’s degree in international business and history from the University of Wisconsin.
Steven A. Schmidt Age 50	Mr. Schmidt has been our executive vice president since July 2003. From August 1999 until November 2004, Mr. Schmidt served as our chief financial officer and secretary, and from August 1999 until July 2003, he also served as a vice president. From January 1998 until December 1998, he served as corporate controller for Wausau-Mosinee Paper Corporation, a specialty paper manufacturer. From June 1993 until December 1997, Mr. Schmidt was vice president finance, secretary and treasurer for Wausau Paper Mills Company, a publicly traded specialty paper manufacturer headquartered in Wausau, Wisconsin. Mr. Schmidt holds a bachelor’s degree in accountancy from the University of Wisconsin-LaCrosse, and is a Certified Public Accountant.
Mary T. Minch Age 38	Ms. Minch has been our chief financial officer and secretary since November 2004 and has served as vice-president, finance since December 2003. From February 2003 to December 2003, Ms. Minch held the position of North American division controller for Stora Enso North American, Corp., a forest product company whose parent company acquired Consolidated Papers, Inc. From October 2000 to February 2003, she served as controller-magazine papers at Stora Enso North American, Corp. From April 1999 to October 2000, she was assistant controller at Consolidated Papers, Inc., a paper processing company. Ms. Minch holds bachelor’s degrees in managerial accounting and finance from the University of Wisconsin-Stevens Point and a master’s degree from the University of Wisconsin-Oshkosh, and is a Certified Public Accountant.
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
Market Information
      Our common stock is traded under the symbol “RLRN” on The Nasdaq Stock Market®, and quotations are supplied by the National Association of Securities Dealers, Inc. Information regarding the market prices of our common stock may be found in Note 15 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”
Holders
      As of February 18, 2005, there were 640 record holders of the common stock.
Historical Dividends
      For the years ended December 31, 2003 and 2002, no dividends or other distributions were paid to shareholders. We declared a special cash dividend of $2.15 per share on January 28, 2004 and also declared quarterly cash dividends of $.04 per share for each of the four quarters of 2004. We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders.
Recent Sales of Unregistered Securities
      There were no sales of unregistered securities during the year ended December 31, 2004.
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
      On April 17, 2002, our Board of Directors authorized a repurchase program which provides for the repurchase of up to 5,000,000 shares of our common stock. No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes.
      The following table shows information relating to the repurchase of shares of our common stock during the three months ended December 31, 2004:

			Total Number of
			Shares Purchased	Maximum Number of
			as Part of	Shares that May yet
	Total Number	Average	Publicly	be Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs(1)

October	14,100	$19.33	14,100	963,658
November	215,500	19.04	215,500	748,158
December	60,400	19.27	60,400	687,758

Total	290,000	$19.10	290,000

(1)	On February 9, 2005, our Board of Directors authorized an additional 3,000,000 shares under the stock repurchase program.

Item 6.	Selected Financial Data
SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

	Year Ended December 31,

	2004		2003	2002	2001	2000

Consolidated Income Statement Data
Net sales:
Products	$92,326		$107,863	$109,503	$110,702	$87,004
Services	21,722		22,681	21,729	21,652	19,987

Total net sales	114,048		130,544	131,232	132,354	106,991

Cost of sales:
Products	6,419		10,826	11,930	14,857	11,621
Services	10,322		10,256	9,741	9,936	10,300

Total cost of sales	16,741		21,082	21,671	24,793	21,921

Gross profit	97,307		109,462	109,561	107,561	85,070
Operating expenses:
Product development	16,803		17,000	17,266	17,800	14,922
Selling and marketing	33,022		30,623	30,974	29,731	24,166
General and administrative	13,086		13,593	13,830	14,322	11,833

Total operating expenses	62,911		61,216	62,070	61,853	50,921

Operating income	34,396		48,246	47,491	45,708	34,149
Other, net	1,639		2,266	3,760	4,187	3,385

Income before taxes	36,035		50,512	51,251	49,895	37,534
Income tax provision	13,333		17,971	19,813	19,226	14,601

Net income	$22,702		$32,541	$31,438	$30,669	$22,933

Basic earnings per share	$0.73		$1.05	$0.93	$0.89	$0.67
Diluted earnings per share	0.73		1.04	0.92	0.88	0.67
Cash dividends declared per share	$2.31	*	$—	$—	$—	$—
Consolidated Balance Sheet Data
Working capital	$41,237		$102,703	$74,496	$83,383	$59,897
Total assets	114,724		159,601	147,611	159,961	118,221
Shareholders’ equity	84,417		133,330	121,236	136,531	99,670

*	Includes a special dividend of $2.15 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Renaissance Learning, Inc. is a leading provider of learning information systems software and school improvement programs to pre-kindergarten through senior high (“pre-K-12”) schools in North America. Our computer-based learning information systems and related professional development, school improvement programs, consulting, and technical services help educators motivate students, accelerate learning, improve test scores, and help students master standards by increasing the quality, quantity, and timeliness of performance data available to educators to facilitate increased student practice of essential skills and to support instruction.
      Our sales are derived primarily from the sale of software products and related services. Revenues are recorded net of an allowance for estimated returns. Allowances for bad debts are also recorded at the time of the sale. Product revenue is derived primarily from the sale of software products. We recognize revenue from sales of our perpetually licensed off-the-shelf software products at the time of shipment to customers. Revenue from subscription-based products is recognized on a straight-line basis over the subscription period. We recognize revenue from the sale of software products which require significant customization or modification on the percentage-of-completion method of accounting.
      Service revenue is primarily derived from (i) training seminars, (ii) software telephone support agreements, (iii) consulting services, and (iv) technical services. Revenue from training seminars is recognized when the seminar or workshop is performed. Revenue from consulting and technical services is recognized as the services are performed or on a straight-line basis over the contractual period. Telephone support included with sales of perpetual software licenses has a duration of twelve months or less and is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from other software support agreements is initially recorded as deferred revenue and recognized as revenue on a straight-line basis over 12 or 24 months depending on the term of the agreement. Deferred revenue includes (i) amounts invoiced for products not yet delivered and services not yet performed, (ii) advance invoicing on contracts, and (iii) that portion of software support agreements and subscription-based product sales that has not yet been recognized as revenue.
      Because software products are generally shipped as orders are received, we have historically operated without a significant backlog of products. However, it is our practice to announce new products prior to when the products are ready for shipment to allow customers sufficient lead time for budgeting and curriculum purposes. This practice can result in fluctuations in backlog for orders of new products. These orders are generally filled within a relatively short period of time after the product is ready for shipment. Registrations for training seminars are generally received from customers in advance of training events, resulting in a backlog for these services. Additionally, under district-wide implementations, customers commit to a comprehensive solution consisting of software and services in advance of delivery of the products and services. The delivery of backlogged products and services in certain periods can cause those periods to have higher revenue and higher revenue growth rates than other periods.
      Cost of sales consists of expenses associated with sales of software products and the delivery of services. These costs include: (i) personnel-related costs, (ii) costs of purchased materials such as optical-mark card scanners, educational products, training materials, manuals and motivational items, (iii) shipping and freight costs, (iv) amortization of capitalized development costs, and (v) other overhead costs. We recognize higher gross margins on our software product sales than on our scanners and service sales.
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

      In August 2003, we purchased a start-up enterprise in order to obtain a potential new product concept related to language acquisition software. This in-process technology was instrumental in the development of our new English in a Flash language acquisition software, which was released in the fourth quarter of 2004.
Recent Developments
      In January 2005, a decision was made to divest our subsidiary, Generation21 Learning Systems, which is a non-core part of our business. Although we have not finalized plans for exiting this business, we have reduced our resources while ensuring that Generation21 continues to meet its remaining customer commitments.
      On January 24, 2005, we entered into a definitive agreement to acquire AlphaSmart, Inc., a publicly traded company listed on the Nasdaq National Market under the symbol ALSM. We expect to close the transaction during the second quarter of 2005. The transaction is valued at approximately $57 million. AlphaSmart stockholders will have the option to be paid in cash, Renaissance Learning, Inc. common stock or some combination of the two, subject to pro-ration so that the total consideration paid will aggregate no more than 45% Renaissance Learning, Inc. common stock and no less than 55% cash. Given the complementary nature of AlphaSmart’s portable computing devices and our writing suite of products, we believe the merger enhances the opportunity to realize our strategic objective of achieving greater scale and presence in the writing segment of the K-12 market.
      On February 9, 2005, our Board of Directors increased our quarterly cash dividend from $.04 per share to $.05 per share. The board also authorized an additional three million shares under the stock re-purchase program, bringing the total number of shares authorized for repurchase to 8 million, 4.3 million of which have been repurchased under prior authorization.
Results of Operations
      Our annual results of operations can be influenced by, among other things, general economic factors and the related impact on state and federal budgetary policy. School funding is typically a priority budget item and thus exhibits less volatility in economic downturns than other programs. However, in highly recessionary periods or in periods of sustained economic slow down, curtailments in school funding can be significant. The difficult educational funding environment in recent years has contributed to the revenue declines we experienced in 2004 and 2003.
      Our results of operations for 2004 and 2003 have also been impacted by our new product and service offerings which are typically sold on a subscription basis with a term of twelve months. Because a greater portion of our revenue is now initially deferred and recognized into income over the subscription period, our revenue shows a greater decline than it would have if these products had been sold as perpetual licenses, for which the revenue is recognized immediately upon shipment.
      During 2004 and 2003, we have focused a greater proportion of our selling efforts on district level sales. Sales at a district level are more complex, have a longer sales cycle, and are typically for a larger dollar amount than sales made to individual schools. Thus, revenues from district sales can be more uneven and are more difficult to accurately predict. Consequently, our revenues and results of operations can be significantly impacted by the timing of large district orders.
      The recent economic environment combined with the transition to subscription-based revenues and district level selling have resulted in a decline in our results of operations for 2004 and 2003. We expect that our continued focus on solutions that accelerate learning and our efforts to establish a presence at the district level where more spending decisions will likely be made in the future, will return us to periods of revenue growth in the future.

      The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	For the Years Ended
	December 31,

	2004	2003	2002

Net Sales:
Products	81.0%	82.6%	83.4%
Services	19.0	17.4	16.6

Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Products	7.0%	10.0%	10.9%
Services	47.5	45.2	44.8

Total cost of sales	14.7	16.1	16.5

Gross profit:
Products	93.0	90.0	89.1
Services	52.5	54.8	55.2

Total gross profit	85.3	83.9	83.5

Operating expenses:
Product development	14.7	13.0	13.2
Selling and marketing	29.0	23.5	23.6
General and administrative	11.5	10.4	10.5

Operating income	30.2	37.0	36.2
Other, net	1.4	1.7	2.9

Income before taxes	31.6	38.7	39.1
Income tax provision	11.7	13.8	15.1

Net income	19.9%	24.9%	24.0%

Years Ended December 31, 2004 and 2003
      Net Sales. Our net sales declined by $16.5 million or 12.6%, to $114.0 million in 2004 from $130.5 million in 2003. The lower sales can be attributed to two main factors, an increase in deferred revenue and an interruption of customer order patterns as a result of our new product offerings. Deferred revenue increased by $6.5 million during the year, mainly due to our transition to a subscription-based model for Renaissance Place and several newer service offerings. We began to ship the new Renaissance Place versions of Accelerated Reader and Accelerated Math in May 2004. Renaissance Place, unlike our perpetually licensed versions, is a subscription-based product that requires a significant portion of the sale to be initially recorded as deferred revenue and then recognized as revenue over the subscription period, typically 12 months. We believe the interruption in order patterns was caused by customers delaying their purchase decisions as they evaluate the new Renaissance Place versions of our software and by the longer sales cycles required when selling at the district level. Product sales decreased by $15.5 million, or 14.4%, to $92.3 million in 2004 from $107.9 million in 2003.
      Service revenue decreased by $959,000, or 4.2%, to $21.7 million in 2004 compared to $22.7 million in 2003. Lower attendance at our 2004 National School Renaissance Conference held in the first quarter resulted in about $700,000 less revenue compared to our 2003 National School Renaissance Conference. Our onsite and hotel training revenues declined in the period, partially offset by some of our newer service offerings. We continue to de-emphasize our single event training offerings in favor of mentor coaching, consulting, and other services that we believe are more effective in helping educators to accelerate learning, thereby increasing customer satisfaction, resulting in greater long-term success for our products and services. Service revenue declined partly because our new mentor coaching service is subscription-based, which requires the revenue be deferred and recognized over the 12-month subscription period.
      Late in the fourth quarter, we began shipping our newest product, English in a Flash. This software helps educators accelerate the language acquisition of English Language Learners (ELLs) and English as a Second Language (ESL) students. While the introduction of English in a Flash did not have any significant impact on our 2004 revenue, we expect order activity for this product to increase considerably as the marketplace becomes more aware of this product.
      Cost of Sales. The cost of sales of products decreased by $4.4 million, or 40.7%, to $6.4 million in 2004 from $10.8 million in 2003. As a percentage of product sales, the cost of sales of products decreased to 7.0% from 10.0% in 2003. The lower cost of sales was mainly due to lower scanner warranty costs, cost efficiencies achieved in the delivery of our custom assessment products and to the sales mix this year compared to last with proportionally lower sales of scanners, which is a lower gross profit margin product than our core software products.
      The cost of sales of services was $10.3 million in 2004 and 2003. As a percentage of sales of services, the cost of sales of services increased to 47.5% in 2004 from 45.2% in 2003. The increased percentage is mainly due to the costs of ramping up our new service offerings prior to their full utilization as well as lower attendance at our National School Renaissance Conference. Since most of the costs to host the conference are relatively fixed, the lower revenue directly affects profitability.
      Our overall gross profit margin improved to 85.3% in 2004 from 83.9% in 2003 driven by the factors disclosed above in the product cost of sales analysis.
      Product Development. Product development expense, which excludes amounts capitalized, decreased slightly to $16.8 million in 2004 from $17.0 million in 2003. We continue to invest in the development of new products, enhancement of existing products including new platforms, and development of tools to increase the efficiency of product development. We capitalized product development expenses of $563,000 in 2004 compared to $448,000 in 2003.
      Selling and Marketing. Selling and marketing expenses increased to $33.0 million in 2004 compared to $30.6 million in 2003. The increase is mainly due to additional costs related to the expansion of our field sales team. As a percentage of net sales, selling and marketing expenses were 29.0% in 2004 compared to 23.5% in 2003.
      General and Administrative. General and administrative expenses decreased by $507,000, or 3.7%, to $13.1 million in 2004 from $13.6 million in 2003. The decline is primarily due to a one-time executive severance expense incurred in 2003. As a percentage of net sales, general and administrative costs increased to 11.5% in 2004 from 10.4% in 2003.
      Operating Income. Operating income decreased by $13.9 million, or 28.7%, to $34.4 million in 2004 from $48.2 million in 2003. As a percentage of net sales, operating income decreased to 30.2% in 2004 from 37.0% in 2003 due to relatively stable operating expenses combined with the reduced revenues.
      Income Taxes. Income tax expense of $13.3 million was recorded in 2004 at an effective income tax rate of 37.0% compared to $18.0 million and 35.6% effective tax rate in 2003. In 2003, we recorded a tax benefit of $1.0 million related to tax credits for research activities in excess of previously estimated amounts. The benefit of the tax credits for research activities from earlier periods, which are non-recurring, decreased our 2003 effective tax rate by 1.9%.

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
      Income Taxes. Income tax expense of $18.0 million was recorded in 2003 at an effective income tax rate of 35.6% compared to $19.8 million and 38.7% effective income tax rate in 2002. The third quarter of 2003 included a tax benefit of $1.0 million related to tax credits for research activities in excess of previously estimated amounts. The benefit of the tax credits for research activities from earlier periods, which are non-recurring, decreased our 2003 effective tax rate by 1.9%.
Liquidity and Capital Resources
      As of December 31, 2004, our cash, cash equivalents and investment securities were $73.6 million, down $38.2 million from the December 31, 2003 total of $111.8 million. The net decrease is due primarily to

(i) cash dividends paid of $71.6 million, (ii) stock repurchases of $5.5 million, and (iii) $1.4 million invested in new property, plant and equipment offset by $37.2 million in cash provided by operating activities and $4.3 million from stock option exercises.
      At December 31, 2004, we had a $15.0 million unsecured revolving line of credit with a bank which is available until May 31, 2006. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2006. The line of credit bears interest based on the prime rate less 1.0%. As of December 31, 2004, the lines of credit had not been used.
      On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized an additional three million shares under the stock repurchase program. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of January 1, 2004 through December 31, 2004, we repurchased 290,000 shares at a cost of $5.5 million. Since authorization, we have repurchased 4.3 million shares at a cost of $78.4 million under this repurchase program. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.
      We declared a special cash dividend of $2.15 per share on January 28, 2004 and also declared quarterly cash dividends of $.04 per share for each of the four quarters of 2004. On February 9, 2005, our Board of Directors increased our quarterly cash dividend from $.04 per share to $.05 per share. We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders.
      We believe our strong cash position coupled with cash flow from operations will be sufficient to meet both our short-term and long-term working capital requirements including the cash required to acquire Alphasmart, which is expected to close during the second quarter of 2005.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
      We do not have any off-balance sheet transactions, arrangements, or obligations (including contingent obligations), that would have a material effect on our financial results.
      Operating Leases. We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. We utilize operating leases for some of our smaller offices because they give us more flexibility than purchasing facilities outright and limit our exposure to many of the risks of owning commercial property, especially as it pertains to foreign jurisdictions. These agreements generally are for terms of one to five years and cannot be terminated by either the lessor or us for reasons other than breach of the lease agreement. We do not anticipate early termination of any of these agreements. For each of the years ended December 31, 2004, 2003 and 2002, we incurred expenses of approximately $1.1 million, with respect to these operating leases.

      As of December 31, 2004, our aggregate contractual obligations for future payments under these operating leases (by period due) were approximately:

(In Thousands)
2005	$1,073
2006	672
2007	349
2008	180
After 2008	257

$2,531

      Retirement Plan. We have established a Supplemental Executive Retirement Plan (“SERP”) for the provision of retirement benefits to members of our senior management. Under the terms of the plan, participants elect to defer receipt of a portion of their compensation and to hypothetically invest it in certain mutual fund investments. Upon a participant’s retirement (or certain other events), the Company has an obligation to repay the deferred compensation, a defined matching company contribution and the hypothetical market gain or loss of each participant’s investment selections. The SERP is more fully described in Note 10 of our Notes to Consolidated Financial Statements.
      As of December 31, 2004 our aggregate contractual obligation for future payments under the SERP are $1.4 million, all of which are expected to be paid out sometime after 2008.
      Other Obligations. As of December 31, 2004, we did not hold any long-term debt obligations, capital-lease obligations, or long-term purchase obligations.
Critical Accounting Policies and Estimates
      The foregoing discussion is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The following is a list of our critical accounting policies defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and/or require management’s significant judgments and estimates. This is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 4 of our Notes to Consolidated Financial Statements.
      Revenue Recognition. We recognize revenue in accordance with Statement of Position No. 97-2 “Software Revenue Recognition” issued by the Accounting Standards Executive Committee of the AICPA. Under this accounting standard, revenue is recognized when the following have occurred: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred or a service has been performed, pricing is fixed and determinable, and collectibility is probable. Revenue is recognized as follows: (i) at the time of shipment to customers for perpetually licensed off-the-shelf software products and related telephone support with a duration of 12 months or less sold with the product, (ii) on the percentage-of-completion basis for software products which require significant customization or modification, (iii) as seminars are performed for training, (iv) straight-line over the term of the support agreement for other software support agreements, (v) as the service is performed or on a straight-line basis over the contractual period for technical and consulting services, and (vi) straight-line over the subscription period for subscription based products. Accordingly, management is required to make judgments as to whether pricing is fixed and determinable, whether collectibility is reasonably assured and what the percentage of completion is as of the financial reporting date.
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
Recent Accounting Pronouncement
      In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment”. This statement revises SFAS 123, “Accounting for Stock-Based Compensation”, and requires companies to expense the value of employee stock option grants and similar awards. The effective date of this standard is interim and annual periods beginning after June 15, 2005.
      Historically, we have elected to follow the intrinsic value method of accounting for our employee stock options. Accordingly, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, we have not recognized any compensation expense related to grants of stock options to our employees.

      Upon the adoption of SFAS No. 123R, we will expense stock option grants in our Consolidated Statement of Income over the vesting period of the grants following the modified version of prospective application. For the years ended December 31, 2004, 2003 and 2002, total stock-based employee compensation expense, net of related tax effects determined under this new standard, would have been $1.7, $3.8 and $4.4 million, respectively. Stock option expense in 2005 will be dependent on future awards, in addition to unvested awards at the date of adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
      We seek to manage our exposure to market risk by investing in accordance with our corporate investment policy as established by our Board of Directors. The goals of the policy are: (i) preservation of capital, (ii) provision of adequate liquidity to meet projected cash requirements, (iii) minimization of risk of principal loss through diversified short and medium term investments, and (iv) maximization of yields in relationship to the guidelines, risk, market conditions and tax considerations.
      Our investment policy specifically requires that: (i) each investment have a maximum maturity of 36 months, (ii) at least 10% of the portfolio be available on 30 days notice and not more than 30% of the portfolio have a maturity in excess of 24 months, (iii) each investment meet minimum credit quality requirements, (iv) our portfolio be diversified such that not more than 10% is invested in any one issuer (other than the US Treasury or its agencies, or money market funds), and (v) each investment meet certain maximum maturity or tender option limits based on its minimum credit rating. Our investment policy generally precludes investment in equity securities except for the investment in funds for the purpose of hedging the market value exposure on the Supplemental Executive Retirement Plan (see note 10 of our Notes to Consolidated Financial Statements). Due to the type and duration of investments in our portfolio, we do not expect to realize any material gains or losses related to market risk. As of December 31, 2004 our investment securities had a market value of approximately $46.0 million and a carrying value of $46.1 million.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Renaissance Learning, Inc. and Subsidiaries:
      We have audited the accompanying consolidated balance sheets of Renaissance Learning, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Renaissance Learning, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 21, 2005

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003

	2004	2003

	(In Thousands, Except
	Share and
	Per Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27,460	$62,524
Investment securities	25,103	42,825
Accounts receivable, less allowance of $1,433 and $1,459, respectively	8,969	13,352
Inventories	2,375	2,354
Prepaid expenses	1,227	1,352
Deferred tax asset	3,800	3,743
Other current assets	452	889

Total current assets	69,386	127,039
Investment securities	21,003	6,485
Property, plant and equipment, net	19,130	20,536
Deferred tax asset	1,620	1,795
Goodwill	2,757	2,642
Other intangibles, net	192	478
Capitalized software, net	636	626

Total assets	$114,724	$159,601

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,667	$3,144
Deferred revenue	17,554	10,875
Payroll and employee benefits	3,069	3,153
Income taxes payable	925	2,295
Other current liabilities	3,934	4,869

Total current liabilities	28,149	24,336
Deferred revenue	620	800
Deferred compensation	1,354	958

Total liabilities	30,123	26,094
Minority interest	184	177
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at December 31, 2004 and 2003	347	347
Additional paid-in capital	54,490	54,167
Retained earnings	99,689	148,596
Treasury stock, at cost 3,865,280 shares at December 31, 2004 3,860,802 shares at December 31, 2003	(70,213)	(69,838)
Accumulated other comprehensive income	104	58

Total shareholders’ equity	84,417	133,330

Total liabilities and shareholders’ equity	$114,724	$159,601

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In Thousands, Except Per Share
	Amounts)
Net Sales:
Products	$92,326	$107,863	$109,503
Services	21,722	22,681	21,729

Total net sales	114,048	130,544	131,232

Cost of sales:
Products	6,419	10,826	11,930
Services	10,322	10,256	9,741

Total cost of sales	16,741	21,082	21,671

Gross profit	97,307	109,462	109,561
Operating expenses:
Product development	16,803	17,000	17,266
Selling and marketing	33,022	30,623	30,974
General and administrative	13,086	13,593	13,830

Total operating expenses	62,911	61,216	62,070

Operating income	34,396	48,246	47,491
Other income:
Interest income	1,072	1,927	3,207
Other, net	567	339	553

Income before taxes	36,035	50,512	51,251
Income tax provision	13,333	17,971	19,813

Net income	$22,702	$32,541	$31,438

Earnings per share:
Basic	$0.73	$1.05	$0.93
Diluted	$0.73	$1.04	$0.92
The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002

					Other	Accumulated
	Common	Additional			Comprehensive	Total
	Stock	Paid-in	Retained	Treasury	Income	Shareholders’
	Amount	Capital	Earnings	Stock	(Loss)	Equity

	(In Thousands)
Balance, December 31, 2001	$346	$51,703	$84,617	$(325)	$190	$136,531
Net income	—	—	31,438	—	—	31,438
Foreign currency translation	—	—	—	—	(58)	(58)
Unrealized loss on securities	—	—	—	—	(241)	(241)

Comprehensive income	—	—	—	—	—	31,139
Stock repurchased for treasury	—	—	—	(49,155)	—	(49,155)
Employee stock purchase plan	—	1,066	—	—	—	1,066
Exercise of stock options	1	1,219	—	—	—	1,220
Tax benefit on stock options	—	378	—	—	—	378
Stock option grants to non-employees	—	57	—	—	—	57

Balance, December 31, 2002	347	54,423	116,055	(49,480)	(109)	121,236
Net income	—	—	32,541	—	—	32,541
Foreign currency translation	—	—	—	—	167	167

Comprehensive income	—	—	—	—	—	32,708
Stock repurchased for treasury	—	—	—	(23,727)	—	(23,727)
Employee stock purchase plan	—	(131)	—	1,177	—	1,046
Exercise of stock options	—	(561)	—	2,192	—	1,631
Tax benefit on stock options	—	393	—	—	—	393
Stock option grants to non-employees	—	43	—	—	—	43

Balance, December 31, 2003	347	54,167	148,596	(69,838)	58	133,330
Net income	—	—	22,702	—	—	22,702
Foreign currency translation	—	—	—	—	46	46

Comprehensive income	—	—	—	—	—	22,748
Dividends ($2.31 per share)	—	—	(71,609)	—	—	(71,609)
Stock repurchased for treasury	—	—	—	(5,539)	—	(5,539)
Exercise of stock options	—	(833)	—	5,164	—	4,331
Tax benefit on stock options	—	1,156	—	—	—	1,156

Balance, December 31, 2004	$347	$54,490	$99,689	$(70,213)	$104	$84,417

(1)	Common Stock, $0.01 par value, 150,000,000 shares authorized.
The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$22,702	$32,541	$31,438
Noncash (income) expenses included in net income —
Depreciation and amortization	3,638	3,923	4,633
Amortization of investment discounts/premiums	696	1,618	2,146
Deferred income taxes	118	114	323
Change in assets and liabilities —
Accounts receivable	4,383	(733)	(221)
Inventories	(21)	(630)	(76)
Prepaid expenses	125	59	(348)
Accounts payable and other liabilities	(2,471)	(463)	(200)
Deferred revenue	6,499	348	3,047
Income tax benefit from the exercise of stock options	1,156	393	378
Other current assets	437	442	(19)
Other	(22)	416	439

Net cash provided by operating activities	37,240	38,028	41,540

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,411)	(2,436)	(1,572)
Purchase of investment securities	(46,408)	(42,357)	(60,816)
Maturities/sales of investment securities	48,949	73,045	50,575
Capitalized software development costs	(563)	(448)	(729)
Acquisitions	—	(521)	—

Net cash provided (used) by investing activities	567	27,283	(12,542)

Cash flows from financing activities:
Return of capital to minority interest	(54)	—	—
Proceeds from issuance of stock	—	1,046	1,066
Proceeds from exercise of stock options	4,331	1,674	1,277
Dividends paid	(71,609)	—	—
Purchase of treasury stock	(5,539)	(23,727)	(49,025)

Net cash used by financing activities	(72,871)	(21,007)	(46,682)

Net (decrease) increase in cash	(35,064)	44,304	(17,684)
Cash and cash equivalents, beginning of period	62,524	18,220	35,904

Cash and cash equivalents, end of period	$27,460	$62,524	$18,220

Supplemental cash flow information
Cash paid during the year for —
Interest	$—	$—	$—
Income taxes (net of refunds)	$13,054	$17,172	$20,845
The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Consolidation
      Our consolidated financial statements include the financial results of Renaissance Learning, Inc. (“Renaissance Learning”) and our subsidiaries (collectively, the “Company”). Our significant operating subsidiaries include Renaissance Corporate Services, Inc. and Generation21 Learning Systems, LLC (“Generation21”). All significant intercompany transactions have been eliminated in the consolidated financial statements.

(2)	Nature of operations
      Renaissance Learning is a provider of learning information systems software and school improvement programs to pre-K-12 schools in the United States and Canada. Our computer-based learning information systems and related professional development, school improvement programs, consulting and technical services help educators motivate students, accelerate learning, improve test scores, and help students master standards by increasing the quality, quantity, and timeliness of performance data available to educators to facilitate increased student practice of essential skills and to support instruction. We offer a full line of professional service and support solutions that integrate with, complement, and enhance the effectiveness of, our research-based learning information system products. Sold separately or bundled with our products to provide a complete solution, our service offerings include: training workshops and seminars, web courses and distance training, consulting services to teachers and administrators, software support, technical services and application hosting.
      Our learning information systems and related service solutions cover a wide range of subject areas including: reading, early literacy, mathematics, writing, vocabulary, test preparation, standards assessment and language acquisition. We also provide customized assessment software to educational publishers which supports many of the popular textbook series used in K-12 and post-secondary educational institutions in North America. Our most widely adopted and best known product is the Accelerated Reader, which provides educators with information for motivating and monitoring increased literature-based reading practice and to support instruction. Our other software and service solution brands include: STAR Reading, STAR Early Literacy, Fluent Reader, Accelerated Vocabulary, Read Now, Reading Renaissance, Accelerated Math, STAR Math, MathFacts in a Flash, Math Renaissance, Accelerated Grammar and Spelling, StandardsMaster and English in a Flash.
      In addition, we sell Generation21 enterprise software for training and knowledge management throughout organizations. In January 2005, a decision was made to divest this non-core part of our business. Although we have not finalized plans for exiting this business, we have reduced our resources while ensuring that Generation21 continues to meet its remaining customer commitments.

(3)	Acquisition
      On August 19, 2003, we acquired a start-up enterprise in order to obtain certain in-process research and development. The transaction was accounted for using the purchase method of accounting. The total purchase price of $521,000 was allocated based on the fair values of the assets acquired and liabilities assumed and included an allocation of $329,000 to goodwill (see Note 5). The operating results of this company, which are not material to our consolidated financial statements, are included in our consolidated financial statements since the date of acquisition. Pro forma data relating to the acquisition is not provided because it would not differ significantly from historical results.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Product revenue is derived primarily from the sale of software products. We recognize revenue from sales of perpetually licensed off-the-shelf software products at the time of shipment to customers. Revenue from subscription-based products is recognized on a straight-line basis over the subscription period. We recognize revenue from the sale of software products which require significant modification or customization on the percentage-of-completion method of accounting. Accordingly, revenue is deferred for advance payments from customers that are in excess of revenues recognized under the percentage-of-completion method of accounting. Included in accounts receivable at December 31, 2004 and 2003 is $181,000 and $96,000, respectively, of amounts recognized as revenue under the percentage-of-completion method which are not yet billed to the customers.
      Service revenue is derived from (i) training seminars, (ii) software telephone support agreements, (iii) consulting services, and (iv) technical services. Revenue from training seminars is recognized when the seminar or workshop is performed. Revenue from consulting and technical services is recognized as the service is performed or on a straight-line basis over the contractual period. Telephone support included with sales of perpetually licensed software has a duration of twelve months or less and is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from other software support agreements is initially recorded as deferred revenue and recognized as revenue on a straight-line basis over 12 or 24 months depending on the term of the agreement.
      Deferred revenue includes (i) amounts invoiced for products not yet delivered and services not yet performed, (ii) advance invoicing on contracts, and (iii) that portion of software support agreements and subscription-based product sales that has not yet been recognized as revenue.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Cash and cash equivalents
      Cash amounts on deposit at banks and highly liquid debt instruments purchased with an original maturity date of three months or less are included in cash and cash equivalents. Debt instruments are carried at cost, which approximates market value due to the short-term nature of those instruments. Cash and cash equivalents consisted of the following at December 31:

	2004	2003

	(In Thousands)
Cash and time deposits	$11,060	$9,924
Municipal obligations	16,400	32,300
Corporate obligations	—	20,300

	$27,460	$62,524

(d)	Investment securities
      We classify our investment securities as “held-to-maturity” or “trading” in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). We do not have any investments classified as “available for sale”.
      Debt securities have an original maturity of more than three months and a remaining maturity of less than twenty-four months. All of our debt securities are classified as held-to-maturity and are carried at amortized cost. The fair value of our debt securities listed below are based on quoted market prices. Our investments in debt securities consist of commercial paper, corporate bonds and municipal obligations.
      The equity securities we own are held for the purpose of funding our Supplemental Executive Retirement Plan (“SERP”), as further described in Note 10. These equity securities are classified as trading and are therefore carried at their current fair value based on quoted market prices. Our investments in equity securities consist entirely of various mutual fund shares in amounts that mirror the aggregate investment selections of the participants in the SERP.
      Investment securities consisted of the following at December 31:

	2004		2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In Thousands)
Debt securities due in less than 1 year:
Commercial paper	$1,496	$1,500	$—	$—
Corporate bonds	3,762	3,748	18,224	18,304
Municipal bonds	19,845	19,790	24,601	24,628

Current investment securities	25,103	25,038	42,825	42,932

Debt securities due in 1 to 2 years:
Corporate bonds	3,000	2,968	3,902	3,904
Municipal bonds	16,649	16,593	2,583	2,582
Equity securities:
Mutual fund investments	1,354	1,354	—	—

Non-current investment securities	21,003	20,915	6,485	6,486

Total investment securities	$46,106	$45,953	$49,310	$49,418

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Inventories
      Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Inventories primarily consist of purchased materials which include optical-mark card scanners, educational products, training materials, manuals, and motivational items.

(f)	Advertising costs
      Advertising costs are expensed as the advertising takes place. Advertising expenses for 2004, 2003 and 2002 were approximately $7.8 million, $7.2 million and $8.5 million, respectively.
(g) Property, plant and equipment
      Property, plant and equipment are recorded at cost and are depreciated over their estimated useful lives using principally the straight-line method for financial reporting purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that significantly extend the useful life of an asset are added to the plant and equipment accounts. Depreciation expense was $2.8 million, $3.0 million and $3.5 million for 2004, 2003 and 2002, respectively.
      The estimated useful lives for property, plant and equipment are as follows: buildings-25 to 40 years; furniture, fixtures and office equipment-5 to 8 years; computer and production equipment-3 to 5 years; vehicles-5 years; and leasehold improvements-the lease term.
      Net property, plant and equipment consisted of the following at December 31:

	2004	2003

	(In Thousands)
Land and improvements	$3,646	$3,642
Buildings	16,043	16,004
Furniture, fixtures and office equipment	5,896	5,986
Computer and production equipment	10,549	10,443
Other	1,704	1,545

Total property, plant and equipment	37,838	37,620
Less — accumulated depreciation and amortization	18,708	17,084

Property, plant and equipment, net	$19,130	$20,536

(h)	Software development costs
      We capitalize certain software development costs incurred after technological feasibility is achieved. Capitalized costs are reported at the lower of amortized cost or net realizable value. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the products which is generally estimated to be 24 months. Amortization begins when the products are available for general release to customers. All other research and development expenditures are charged to product development expense in the period incurred. When capitalized software is fully amortized, the balance is removed from the capitalized software and accumulated amortization accounts. Amounts capitalized were approximately $563,000, $448,000 and $729,000 in 2004, 2003 and 2002, respectively. Amortization expense of approximately $553,000, $481,000 and $576,000 for 2004, 2003 and 2002, respectively, is included in cost of sales-products in the consolidated statements of income. At December 31, 2004 and 2003, accumulated amortization of capitalized software development costs was $1.0 million and $1.0 million, respectively.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i)	Sales and concentration of credit risks
      We grant credit to our customers in the ordinary course of business. The majority of our customers are schools or school districts, although we do sell some of our products through resellers. Concentrations of credit risk with respect to trade receivables are limited due to the significant number of customers and their geographic dispersion. In 2004, 2003, and 2002, no customer represented more than 10% of net sales.

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
      Had compensation cost been determined for the stock option grants based on the fair value method set forth under SFAS 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	2004	2003	2002

	(In Thousands,
	Except Per Share Amounts)
Net Income, as reported	$22,702	$32,541	$31,438
Deduct: total stock-based compensation expense determined under fair-value based method for all awards, net of tax	1,681	3,767	4,429
Pro forma net income	$21,021	$28,774	$27,009
Earnings per share:
Basic:
As reported	$0.73	$1.05	$0.93
Pro forma	0.68	0.92	0.80
Diluted:
As reported	$0.73	$1.04	$0.92
Pro forma	0.67	0.92	0.80
The per share weighted average fair value of options granted under the plan during the year is:	$14.08	$12.30	$16.01
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002

Dividend yield	0.64%	0%	0%
Expected volatility	62.48%	75.20%	80.27%
Risk-free interest rate	3.39%	3.09%	3.91%
Expected life (in years)	6	6	6

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k)	Earnings per common share
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
      The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an antidilutive effect on earnings per share. Consequently, stock options with an exercise price greater than the average market price for the period are not included in the computation of potentially dilutive common shares. For the years ended December 31, 2004, 2003 and 2002, respectively, there were 768,116; 807,319; and 721,631 options excluded from the computation of potentially dilutive weighted average common shares.
      The weighted average shares outstanding are as follows:

	2004	2003	2002

Basic weighted average shares outstanding	31,046,200	31,110,578	33,858,579
Dilutive effect of outstanding stock options	153,611	194,853	209,137

Diluted weighted average shares outstanding	31,199,811	31,305,431	34,067,716

(l)	Income taxes
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

(m)	Comprehensive income (loss)
      Our comprehensive income (loss) includes foreign currency translation adjustments, which are included in accumulated other comprehensive income in the consolidated statements of shareholders’ equity. On January 1, 2002, we reclassified our investment securities to held-to-maturity from available-for-sale and have amortized the balance of unrealized gains and losses as allowed by the SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. This reclassification of our investments did not have an impact on our reported net income for any of the periods presented. At December 31, 2004, 2003 and 2002, accumulated other comprehensive income consisted entirely of foreign currency translation adjustments.

(n)	Shipping and handling revenues and costs
      We include shipping and handling fees billed to customers in net sales. The related shipping and handling costs are included in cost of sales.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)	Reclassifications
      Certain previously reported amounts have been reclassified to conform with the 2004 presentation.

(5)	Goodwill and other intangible assets
      Under SFAS 142 “Goodwill and Other Intangible Assets”, we are required to assess goodwill at least annually for impairment by applying a fair-value-based test. We completed this testing at December 31, 2004 and 2003. We found no instances of impairment of our recorded goodwill.
      Goodwill of $329,000 was acquired with the purchase of a start-up enterprise in 2003 (Note 3). During 2004, the reported goodwill amount on our balance sheet increased $115,000 solely as a result of the effect of foreign currency translation when preparing our consolidated financial statements.
      For the years ended December 31, 2004, 2003, and 2002, we recognized amortization expense of $286,000, $396,000 and $538,000, respectively on other intangibles with finite lives. Other intangibles with finite lives are scheduled to be fully amortized in 2005 with corresponding amortization estimated to be $192,000 in 2005. The estimated useful lives are four years for algorithms and software code and five years for a non-compete agreement.
      Other intangibles consisted of the following:

	December 31, 2004			December 31, 2003

	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

	(In Thousands)
Algorithms and software code	$2,124	$2,124	$—	$2,124	$2,058	$66
Non-compete agreement	1,100	908	192	1,100	688	412

Other intangibles	$3,224	$3,032	$192	$3,224	$2,746	$478

(6)	Income taxes
      The provision for income taxes consisted of:

	2004	2003	2002

	(In Thousands)
Current tax provision:
U.S. federal	$10,752	$14,831	$16,538
State and local	2,407	2,721	2,952
Foreign	56	305	—

Total current tax provision	13,215	17,857	19,490

Deferred tax provision:
U.S. federal	113	105	313
State and local	5	9	10

Total deferred tax provision	118	114	323

Provision for income taxes	$13,333	$17,971	$19,813

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Effective rate reconciliation:

	2004		2003		2002

	(In Thousands)
Income tax provision at statutory tax rate	$12,612	35.0%	$17,679	35.0%	$17,937	35.0%
State and local taxes, net of federal tax benefit	1,550	4.3%	1,775	3.5%	1,925	3.8%
Federal research credit	(262)	(0.7%)	(1,051)	(2.1%)	(250)	(0.5%)
Other	(567)	(1.6%)	(432)	(0.8%)	201	0.4%

Provision for income taxes	$13,333	37.0%	$17,971	35.6%	$19,813	38.7%

      Deferred tax assets consisted of the following at December 31:

	2004	2003

	(In Thousands)
Current deferred tax assets:
Deferred revenue	$1,228	$1,063
Expenses not currently deductible	2,572	2,680

Net current deferred tax assets	3,800	3,743

Noncurrent deferred tax assets:
Deferred revenue	77	78
Depreciation and amortization	173	190
Intangibles	1,370	1,527

Net noncurrent deferred tax assets	1,620	1,795

Total deferred tax assets	$5,420	$5,538

(7)	Lines of credit
      We have a $15.0 million unsecured revolving line of credit with a bank, which is available until May 31, 2006. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2006. The line of credit bears interest based on the prime rate less 1.0%. As of December 31, 2004, the lines of credit had not been used.

(8)	Lease commitments
      We are party to various operating leases, primarily for facilities we occupy to carry out our business operations. Rent expense for 2004, 2003 and 2002 was approximately $1.1 million each year.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future approximate minimum rental payments (including estimated operating costs) required under operating leases as of December 31, 2004 are as follows:

(In Thousands)
2005	$1,073
2006	672
2007	349
2008	180
After 2008	257

$2,531

(9)	Litigation
      We are subject to various claims and proceedings covering a wide range of matters that arise in the ordinary course of business activities. We believe that any liability that may ultimately arise from the resolution of these matters will not have a material adverse effect on our financial position, results of operations or shareholders’ equity.

(10)	Retirement plans
      In order to provide retirement benefits for our employees, we have established a defined contribution 401(k) Savings Plan covering all employees in the United States who meet certain service requirements and a Supplemental Executive Retirement Plan (“SERP”) available to senior management.
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
      Employer matching contributions are currently $0.75 for each $1.00 contributed by a participant and are limited to a maximum of 4.5% of a participant’s pretax compensation. Prior to 2003, employer matching contributions were $0.66 for each $1.00 contributed by a participant and were limited to 4.0% of a participant’s pretax compensation. For those employees participating in the SERP, the maximum employer contribution is determined on a combined basis with the 401(k) plan. Discretionary employer contributions may also be made to the plans. There were no discretionary contributions made in 2004, 2003 or 2002 to the plans.
      All amounts credited to a SERP participant’s account are hypothetically invested in certain publicly traded investment funds, as directed by each participant. Prior to 2004, we had not funded this liability. In late 2004, we funded our liability for benefits payable to SERP participants with investments that mirror their investment selections. Prior to the funding of the liability, changes in the market value of the investment funds chosen by SERP participants caused our liability for this benefit to increase or decrease and a corresponding loss or gain to be recognized in our statement of income and results of operations. As the SERP is now fully funded, future changes in the market value of the participants’ investment selections will no longer affect our statement of income and results of operations. The liability for the SERP is classified as deferred compensation and the related investments are classified under investment securities on our consolidated balance sheets. Our liability for the SERP was $1,354,000 at December 31, 2004 and $958,000 at December 31, 2003.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes our expense under these retirement plans:

	2004	2003	2002

	(In Thousands)
Employer matching contribution — 401(k) Plan	$1,241	$1,268	$1,071
Employer matching contribution — SERP	24	24	19
(Gain) or loss related to unfunded SERP liability	16	118	(43)

Total	$1,281	$1,410	$1,047

(11)	Stock option plan
      We have established the 1997 Stock Incentive Plan (the “Plan”) for our officers, key employees, non-employee directors and consultants. Options granted under the plan may be in the form of nonqualified stock options (“NSO”) or incentive stock options which comply with Section 422 of the Internal Revenue Code (“ISO”). A combined maximum of 6,000,000 options, stock appreciation rights (“SAR”) and share awards may be granted under the plan. The exercise price of the options is the market value of our common stock at the date of grant. Generally, options vest and become exercisable ratably over a four-year period, commencing one year after the grant date. The options expire 10 years from the grant date. As of December 31, 2004, only NSOs have been granted; no ISOs, SARs or share awards have been granted under the plan. At December 31, 2004, there were approximately 2.7 million shares available for issuance under our 1997 Stock Incentive Plan.
      A summary of stock option activity under the plan is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,989,383	$21.82	1,818,257	$22.16	1,421,911	$22.06
Granted	122,067	24.73	386,720	18.33	578,857	22.40
Exercised	(285,522)	15.17	(121,394)	13.44	(75,557)	16.15
Cancelled	(200,890)	24.68	(94,200)	24.78	(106,954)	26.45

Outstanding at end of year	1,625,038	22.85	1,989,383	21.82	1,818,257	22.16

Options exercisable at end of year	1,074,182	$23.12	1,079,932	$21.43	839,512	$19.06

      The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding Options			Exercisable Options

		Weighted Average			Weighted Average
Range of	Options	Remaining	Weighted Average	Options	Exercise Price of
Exercise price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable Options

$8.00 to $16.00	229,563	3.73	$11.38	229,563	$11.38
$16.01 to $22.00	627,359	7.03	17.81	334,546	18.53
$22.01 to $28.00	194,436	8.98	24.71	64,673	24.75
$28.01 to $34.00	376,379	6.39	30.65	278,720	30.40
$34.01 to $40.00	196,300	5.91	35.46	165,930	35.65
$40.01 to $52.00	1,001	6.56	51.47	750	51.47

$8.00 to $51.58	1,625,038	6.51	$22.85	1,074,182	$23.12

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Employee stock purchase plan
      Effective July 1, 1998, we adopted an Employee Stock Purchase Plan (“ESPP”) which allows employees to purchase shares of common stock through payroll deductions, up to 10% of eligible compensation. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. A total of 500,000 shares are available for purchase under the plan. We have elected to apply APB 25 “Accounting for Stock Issued to Employees”, as amended by FASB Interpretation No. 44 (“FIN 44”), in accounting for its stock-based plans. Accordingly, no expense is recognized for employee stock purchases through the plan. Shares of common stock issued with respect to the plan were approximately 65,000 shares in January 2003 for fiscal 2002 and 43,000 shares in January 2002 for fiscal 2001, at a per share price, representing 85% of the fair market value as described above, of $16.07 and $24.65, respectively. We did not offer the ESPP to our employees in 2003 or 2004 and do not intend to offer the ESPP in 2005.

(13)	Shareholders’ equity
      On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares of common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of January 1, 2004 through December 31, 2004, we repurchased 290,000 shares at a cost of $5.5 million. Since authorization, we have repurchased 4.3 million common shares at a cost of $78.4 million under this repurchase program.
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

	Quarter Ended

	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Amounts)
2004
Net sales	$31,533	$31,181	$25,542	$25,792
Gross profit	25,997	27,192	21,787	22,331
Operating income	9,046	11,912	5,618	7,820
Income tax provision	3,490	4,514	2,272	3,057
Net income	5,942	7,685	3,868	5,207
Basic and diluted earnings per share	0.19	0.25	0.12	0.17
Common stock price per share:
High	31.00	26.54	24.50	20.41
Low	23.97	20.91	20.35	18.46
2003
Net sales	$34,226	$33,616	$31,315	$31,387
Gross profit	27,702	28,716	26,224	26,821
Operating income	11,674	13,825	10,924	11,825
Income tax provision	4,744	5,560	3,188	4,479
Net income	7,661	8,976	8,277	7,627
Basic and diluted earnings per share	0.24	0.29	0.27	0.25
Common stock price per share:
High	19.91	24.09	26.90	26.82
Low	15.90	16.20	21.10	22.22
      Earnings per share amounts for each quarter are required to be calculated independently and therefore may not total to the amount calculated for the year.

(16)	Recent accounting pronouncements
      In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment”. This statement revises SFAS 123, “Accounting for Stock-Based Compensation”, and requires companies to expense the value of employee stock option grants and similar awards. The effective date of this standard is interim and annual periods beginning after June 15, 2005.
      Historically, we have elected to follow the intrinsic value method of accounting for our employee stock options. Accordingly, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, we have not recognized any compensation expense related to grants of stock options to our employees.
      Upon the adoption of SFAS No. 123R, we will expense stock option grants in our Consolidated Statement of Income over the vesting period of the grants following the modified version of prospective

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
application. For the years ended December 31, 2004, 2003 and 2002, total stock-based employee compensation expense, net of related tax effects determined under this new standard would have been $1.7, $3.8 and $4.4 million, respectively. Stock option expense in 2005 will be dependent on future awards, in addition to unvested awards at the date of adoption.

(17)	Subsequent Events
      On January 24, 2005, we entered into a definitive agreement to acquire AlphaSmart, Inc., a publicly traded company listed on the Nasdaq National Market under the symbol ALSM. We expect to close the transaction during the second quarter of 2005. The transaction is valued at approximately $57 million. AlphaSmart stockholders will have the option to be paid in cash, Renaissance Learning, Inc. common stock or some combination of the two, subject to pro-ration so that the total consideration paid will aggregate no more than 45% Renaissance Learning, Inc. common stock and no less than 55% cash. Given the complementary nature of AlphaSmart’s portable computing devices and our writing suite of products, we believe the merger enhances the opportunity to realize our strategic objective of achieving greater scale and presence in the writing segment of the K-12 market.
      On February 9, 2005, our Board of Directors increased our quarterly cash dividend from $.04 per share to $.05 per share. The board also authorized an additional three million shares under the stock re-purchase program. With this authorization, we may repurchase an additional 3.7 million shares.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004.
      There has been no change in our internal control over financial reporting that has occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Renaissance Learning, Inc. and Subsidiaries:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Renaissance Learning, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 21, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 21, 2005

Item 9B.	Other Information
Entry into a Material Definitive Agreement
      (a) On October 20, 2004, our Board of Directors approved a change in the terms of compensation to be paid to our non-employee directors, effective as of October 1, 2004, that provides for the payment of an annual cash retainer in the amount of $6,000 to each non-employee director. A summary of our director compensation is attached hereto as Exhibit 10.12 to this Annual Report on Form  10-K and is incorporated by reference herein.
      (b) On July 21, 2004, our Compensation Committee approved the terms of compensation to be paid to our executive officers for the subsequent 12 month period. The following is a summary of the Compensation Committee’s determinations regarding executive compensation:

•	The Committee approved 5% increases in the base salaries of Mr. John Hickey and Mr. Steve Schmidt, our Chief Executive Officer and our Executive Vice President, respectively. At the same time, the Committee decreased the base salary of Mr. Terrance Paul, our Co-Chairman, by 23%. No adjustment was made to the base salary of Ms. Judith Paul, our Co-Chairman.

•	The Committee approved a cash bonus for Mr. Schmidt under our Incentive Bonus Plan of up to 100% of his base salary. No cash bonuses were approved for Mr. Hickey, Mr. Paul or Ms. Paul.

•	The Committee approved 5% increases in the current dollar value of stock option grants to Mr. Hickey and Mr. Schmidt under our 1997 Stock Incentive Plan. No stock option grants were approved for Mr. or Ms. Paul.
      On November 22, 2004, with the promotion of Ms. Mary Minch to Chief Financial Officer, the Compensation Committee approved a 20% increase in her base salary. The Committee also approved a cash bonus for Ms. Minch under our Incentive Bonus Plan of up to 70% of her base salary. However, no stock option grants were approved for Ms. Minch.
      In addition to the foregoing, we make matching contributions to all employees, including our executive officers, who participate in our 401(k) plan. We also make matching contributions to executives who participate in our Supplemental Executive Retirement Plan subject to a maximum of 4.5% of a participant’s pretax compensation on a combined basis with the 401(k) plan.
      A summary of our executive officer compensation is attached hereto as Exhibit 10.13 to this Annual Report on Form 10-K and is incorporated herein by reference. We do not have employment agreements with any of our executive officers.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      (a) Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.
      (b) Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005 under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.
      (c) Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.
      (d) Code of Ethics. We have adopted a code of ethics pursuant to Item 406 of Regulation S-K. A copy of our code of ethics is incorporated by reference herein (see Exhibit 14.1 of Exhibit Index).
      (e) Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005 under the caption “Proposal One: Election of Directors — Audit Committee,” which information is incorporated by reference herein.

Item 11.	Executive Compensation
      The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005 under the captions “Executive Compensation,” “Severance Agreements,” “Non-Employee Director Compensation,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Performance Graph,” which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by Item 403 of Regulation S-K is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005 under the caption “Security Ownership of Management and Certain Beneficial Owners,” which information is incorporated by reference herein.

      The information required by Item 201(d) of Regulation S-K is set forth below.
EQUITY COMPENSATION PLAN INFORMATION
      The following table sets forth certain information about shares of our common stock outstanding and available for issuance under our existing equity compensation plans, which consist of our 1997 stock incentive plan and our 1998 employee stock purchase plan (this latter plan is currently inactive). The table details securities authorized for issuance under our equity compensation plans as of December 31, 2004. The table below does not include awards, exercises or cancellations under our equity compensation plans subsequent to December 31, 2004.

Number of Securities
Available for Future
	Number of Securities		Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan category	Warrants and Rights	Warrants and Rights	in First Column)

Equity compensation plans approved by security holders	1,625,038	$22.85	2,972,674 (1)
Equity compensation plans not approved by security holders(2)	N/A	N/A	N/A

Total	1,625,038	$22.85	2,972,674

(1)	Of the 6,000,000 shares currently authorized for issuance under our 1997 stock incentive plan, 2,733,280 remain available for future issuance. Under our 1998 employee stock purchase plan (ESPP), eligible employees may purchase shares annually by payroll deductions, subject to certain aggregate limitations, at a purchase price equal to the lower of either 85% of the fair market value of the company’s shares on the offering commencement date or 85% of the fair market value of the company’s shares one year from such date. Of the 500,000 shares authorized under the ESPP, 239,394 remain available for future issuance. We did not offer the ESPP to employees in 2004 and do not intend to offer the plan to employees in 2005.

(2)	Both of the company’s equity compensation plans have been approved by shareholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005 under the caption “Certain Relationships and Transactions,” which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005 under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
           Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedules.
      See the Exhibit Index, which is incorporated by reference herein.
(a)(3) Exhibits.
      See (b) below.
(b) Exhibits.
      See the Exhibit Index, which is incorporated by reference herein.
(c) Financial Statements Excluded from Annual Report to Shareholders.
      Not applicable.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENAISSANCE LEARNING, INC.

By:	/s/ John R. Hickey

John R. Hickey
President, Chief Executive Officer

Date: February 21, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name		Title	Date

/s/ John R. Hickey John R. Hickey		President and Chief Executive Officer (Principal Executive Officer)	February 21, 2005

/s/ Mary T. Minch Mary T. Minch		Vice President-Finance, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	February 21, 2005

Directors: Judith A. Paul, Terrance D. Paul, Addison L. Piper, John H. Grunewald, Gordon H. Gunnlaugsson, Harold E. Jordan and Judith A. Ryan.

By:	/s/ John R. Hickey John R. Hickey Attorney-In-Fact*		February 21, 2005

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

Exhibit Index

Exhibit
Number	Exhibit

3.1	Amended and Restated Articles of Incorporation of Registrant, as amended.(10)
3.2	Amended and Restated By-laws of Registrant, as amended.(7)
4.1	Form of Stock Certificate.(2)
10.1	1997 Stock Incentive Plan (as amended and restated).(3)*
10.2	Credit Agreement dated as of December 1, 2003, by and between Wells Fargo Bank, National Association and Registrant.
10.3	First Amendment to Credit Agreement dated as of September 1, 2004 by and between Wells Fargo Bank, National Association and Registrant.(15)
10.4	Amended and Restated Employee Stock Purchase Plan.(9)*
10.5	Office Lease dated as of December 17, 1998 by and between Athena Holdings LLC and Institute for Academic Excellence, Inc.(5)
10.6	Real Estate Mortgage dated December 17, 1998 between Athena Holdings LLC and Registrant.(5)
10.7	Expense Allocation Agreement dated October 19, 1999 between Registrant, Judith A. Paul and Terrance D. Paul.(6)*
10.8	Severance Agreement between Registrant and Michael H. Baum dated June 27, 2003.(13)*
10.9	Incentive Bonus Plan (13)*
10.10	Transfer Agreement dated as of June 16, 2004 between Registrant and Terrance D. Paul.(14)*
10.11	Assignment and Assumption of Transfer Agreement dated as of June 16, 2004 between Registrant and Terrance D. Paul.(14)*
10.12	Non-Employee Director Compensation Summary.*
10.13	Executive Officer Compensation Summary.*
14.1	Code of Business Conduct and Ethics.(16)
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Directors’ Powers of Attorney.
31.1	Section 302 Certification by John R. Hickey, Chief Executive Officer.
31.2	Section 302 Certification by Mary T. Minch, Chief Financial Officer.
32.1	Section 906 Certification by John R. Hickey, Chief Executive Officer.
32.2	Section 906 Certification by Mary T. Minch, Chief Financial Officer.
99.1	Schedule II — Valuation and Qualifying Accounts.

(1)	[Reserved].

(2)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 0-22187).

(3)	Incorporated by reference to Registrant’s Form S-8 filed on April 18, 2003 (Registration No. 333-104622).

(4)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1997 (SEC File No. 0-22187).

(5)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1998 (SEC File No. 0-22187).

(6)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 0-22187).

(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 0-22187).

(8)	[Reserved].

(9)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-22187).

(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 0-22187).

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-22187)

(12)	Incorporated by reference to Registrant’s Form 8-K dated May 22, 2002 (SEC File No. 0-22187).

(13)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 0-22187).

(14)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 0-22187).

(15)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 0-22187).

(16)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 0-22187).

*	Management contracts or compensatory plans or arrangements.
THE REGISTRANT WILL FURNISH A COPY OF ANY OF THE FOREGOING EXHIBITS UPON THE REQUEST OF A SHAREHOLDER AFTER THE PAYMENT OF A FEE BY SUCH SHAREHOLDER WHICH SHALL REPRESENT REGISTRANT’S REASONABLE EXPENSES INCURRED IN FURNISHING ANY SUCH EXHIBIT. REQUESTS SHOULD BE SENT TO RENAISSANCE LEARNING, INC., 2911 PEACH STREET, P.O. BOX 8036, WISCONSIN RAPIDS, WISCONSIN 54495-8036, ATTENTION: CORPORATE SECRETARY.