Form 10-Q
period 2005-03-31
RENAISSANCE LEARNING INC
filed 2005-05-10
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-22187

RENAISSANCE LEARNING, INC.

(Exact name of Registrant as Specified in its Charter)

Wisconsin	39-1559474
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 30, 2005
Common Stock, $0.01 par value	30,598,782

RENAISSANCE LEARNING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

- Index -

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2005	2004
	(In Thousands, Except Share and
	Per Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$39,340	$27,460
Investment securities	19,630	25,103
Accounts receivable, less allowances of $1,248 and $1,283, respectively	8,361	8,441
Inventories	2,206	2,364
Prepaid expenses	1,138	1,194
Deferred tax asset	3,666	3,800
Assets of discontinued operations	—	1,149
Other current assets	400	453

Total current assets	74,741	69,964
Investment securities	16,670	21,003
Property, plant and equipment, net	18,454	18,552
Deferred tax asset	1,659	1,620
Goodwill	2,752	2,757
Other intangibles, net	138	192
Capitalized software, net	513	636

Total assets	$114,927	$114,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,341	$2,377
Deferred revenue	15,096	16,484
Payroll and employee benefits	2,137	2,832
Income taxes payable	2,340	925
Liabilities of discontinued operations	—	1,650
Other current liabilities	4,039	3,881

Total current liabilities	26,953	28,149
Deferred revenue	558	620
Deferred compensation	1,305	1,354

Total liabilities	28,816	30,123
Minority interest	191	184
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at Dec. 31, 2004 and March 31, 2005	347	347
Additional paid-in capital	54,373	54,490
Retained earnings	104,612	99,689
Treasury stock, at cost 4,067,965 shares March 31, 2005; 3,865,280 shares Dec. 31, 2004	(73,504)	(70,213)
Accumulated other comprehensive income	92	104

Total shareholders’ equity	85,920	84,417

Total liabilities and shareholders’ equity	$114,927	$114,724

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
	(In thousands, Except Per Share Amounts)
Net sales:
Products	$21,126	$24,804
Services	6,431	6,151

Total net sales	27,557	30,955

Cost of sales:
Products	1,189	1,703
Services	2,760	3,535

Total cost of sales	3,949	5,238

Gross profit	23,608	25,717
Operating expenses:
Product development	3,618	3,596
Selling and marketing	8,045	8,624
General and administrative	3,069	3,137

Total operating expenses	14,732	15,357

Operating income	8,876	10,360
Other income, net	456	389

Income — continuing operations before income taxes	9,332	10,749
Income taxes — continuing operations	3,453	4,005

Income — continuing operations	5,879	6,744

Income (loss) on discontinued operations, net of tax benefit of $1,417 in 2005 and $515 in 2004	584	(802)

Net income	$6,463	$5,942

Earnings per share:
Basic:
Continuing operations	$0.19	$0.22
Discontinued operations	0.02	$(0.03)

Net income	$0.21	$0.19

Diluted:
Continuing operations	$0.19	$0.22
Discontinued operations	0.02	$(0.03)

Net income	$0.21	$0.19

Cash dividends declared per share	$0.05	$2.19

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$6,463	$5,942
Adjustments to arrive at cash provided by operating activities
Depreciation and amortization	745	934
Amortization of investment discounts/premiums	132	246
Deferred income taxes	95	(331)
(Gain) loss on disposal of discontinued operations	(702)	—
Income tax benefit from the exercise of stock options	10	—
Change in assets and liabilities -
Accounts receivable	81	896
Inventories	158	(332)
Prepaid expenses	56	149
Accounts payable and other current liabilities	1,799	881
Deferred revenue	(1,450)	(93)
Other current assets	51	58
Other	108	30

Net cash provided by operating activities	7,546	8,380

Cash flows from investing activities:
Purchase of property, plant and equipment	(452)	(350)
Purchase of investment securities	(95)	(4,031)
Maturities/sales of investment securities	9,768	12,460
Capitalized software development costs	(4)	(119)
Net proceeds from disposal of discontinued operations	75	—

Net cash provided by investing activities	9,292	7,960

Cash flows from financing activities:
Return of capital to minority interest	—	(54)
Proceeds from exercise of stock options	504	2,416
Dividends paid	(1,541)	(67,877)
Purchase of treasury stock	(3,921)	—

Net cash used by financing activities	(4,958)	(65,515)

Net increase (decrease) in cash	11,880	(49,175)
Cash and cash equivalents, beginning of period	27,460	62,524

Cash and cash equivalents, end of period	$39,340	$13,349

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Consolidation

     The condensed consolidated financial statements include the financial results of Renaissance Learning, Inc. and our subsidiaries. Our only significant subsidiary, as of March 31, 2005 is Renaissance Corporate Services Inc. Generation21 Learning Systems, LLC was divested during the first quarter of 2005 and, therefore, its results for all periods presented in the financial statements are reflected as discontinued operations.

2. Basis of Presentation

     The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the U.S. Securities and Exchange Commission (“2004 Annual Report”).

     The results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares under our stock repurchase program. No time limit was placed on the duration of the stock repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the quarter ending March 31, 2005, we repurchased 237,400 shares at a cost of $3.9 million. As of March 31, 2005 the cumulative number of shares repurchased under this program was 4.5 million with an aggregate cost of $82.3 million.

     The weighted average shares outstanding are as follows:

	Three Months Ended March 31
	2005	2004
Basic weighted average shares outstanding	30,816,536	30,963,565
Dilutive effect of outstanding stock options	41,757	270,829

Diluted weighted average shares outstanding	30,858,293	31,234,394

     For the three months ended March 31, 2005 and 2004, respectively, there were 1,281,374 and 667,500 shares attributable to outstanding stock options excluded from the calculation of diluted earnings per share because their effect was antidilutive. These options could be dilutive in the future.

4. Comprehensive Income

     Total comprehensive income was $6.5 million and $6.0 million in the first quarter of 2005 and 2004, respectively. Our comprehensive income includes net income and foreign currency translation adjustments.

5. Goodwill and Other Intangible Assets

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested at least annually for impairment. Our other intangibles consist solely of a non-compete agreement which we amortize over its estimated useful life of five years. The non-compete agreement will be fully amortized at the end of 2005. For the three months ended March 31, 2005 and 2004, we recognized amortization expense on other intangibles of $55,000 and $74,000, respectively. No goodwill or other intangibles were acquired or impaired during the first quarter of 2005 or 2004. The non-compete agreement has an original cost of $1,100,000. Associated accumulated amortization was $908,000 at December 31, 2004 and was $962,000 at March 31, 2005.

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

	For the Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share amounts)
Net Income, as reported	$6,463	$5,942
Deduct: total stock-based compensation expense determined under fair-value based method for all awards, net of tax	248	595

Pro forma net income	$6,215	$5,347

Net Income per share:
Basic as reported	$0.21	$0.19

Basic pro forma	$0.20	$0.17

Diluted as reported	$0.21	$0.19

Diluted pro forma	$0.20	$0.17

In April 2005 our Board of Directors approved the acceleration of vesting of the unvested stock options under our 1997 Stock Incentive Plan. This resulted in options to purchase approximately 438,000 shares of our common stock becoming immediately exercisable. All of the unvested stock options for which vesting was accelerated were “underwater”, with exercise prices greater than the closing price of our common stock on the date of acceleration. Vesting of the options was accelerated as part of our plan to transition the equity-based portion of our executive compensation plan from stock options to grants of restricted stock, which we believe will be a more effective performance incentive and retention tool. Also, accelerated vesting of the options will produce more favorable impact on our future results of operations in light of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R, which we will be required to adopt effective January 1, 2006, requires that compensation cost attributed to stock options and other forms of share-based payment be recognized in the financial statements. We estimate that early vesting of these options will result in approximately $1.1 million less future compensation expense that would otherwise have been recognized over the remaining life of the options beginning on January 1, 2006.

     The fair value of options granted in the first quarter of 2005 and 2004 were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months
	Ended March 31,
	2005	2004
Dividend yield	1.23%	0.64%
Expected volatility	60.0%	65.0%
Risk-free interest rate	4.10%	3.24%
Expected life (in years)	5.9	6.0

7. Dividends

     On April 20, 2005, our Board of Directors declared a quarterly cash dividend of $.05 per share, payable June 1, 2005 to shareholders of record as of May 13, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Our results of operations can be affected by many factors including the general economic environment and its impact on state and federal budgetary decisions, the length and complexity of the sales cycle for school districts, and the impacts on revenue of transitioning some of our offerings to new subscription-based products and services which results in a significant portion of the revenue being initially deferred and recognized as revenue over the subscription period. Our first quarter revenues are also impacted by seasonality because schools and districts typically make their purchasing plans and renew their subscriptions for the new academic school year in the second and third quarters. Each of these factors negatively impacted our results of operations for the three month period ended March 31, 2005.

     Generation21 Learning Systems, LLC was divested during the first quarter of 2005 and, therefore, its results for all periods presented in the financial statements are reflected as discontinued operations.

     The following table sets forth certain consolidated income statement data in dollars and as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended March 31,
	2005		2004		Change
			(Dollars In Thousands)
Net Sales:
Products	$21,126	76.7%	$24,804	80.1%	$(3,678)	-14.8%
Services	6,431	23.3%	6,151	19.9%	280	4.6%

Total net sales	27,557	100.0%	30,955	100.0%	(3,398)	-11.0%

Cost of sales:
Products	1,189	5.6%	1,703	6.9%	(514)	-30.2%
Services	2,760	42.9%	3,535	57.5%	(775)	-21.9%

Total cost of sales	3,949	14.3%	5,238	16.9%	(1,289)	-24.6%

Gross profit:
Products	19,937	94.4%	23,101	93.1%	(3,164)	-13.7%
Services	3,671	57.1%	2,616	42.5%	1,055	40.3%

Total gross profit	23,608	85.7%	25,717	83.1%	(2,109)	-8.2%

Operating expenses:
Product development	3,618	13.1%	3,596	11.6%	22	0.6%
Selling and marketing	8,045	29.2%	8,624	27.9%	(579)	-6.7%
General and administrative	3,069	11.1%	3,137	10.1%	(68)	-2.2%

Total operating expenses	14,732	53.5%	15,357	49.6%	(625)	-4.1%

Operating income	8,876	32.2%	10,360	33.5%	(1,484)	-14.3%

Other income:
Interest income	352	1.3%	311	1.0%	41	13.2%
Other, net	104	0.4%	78	0.3%	26	33.3%

Total other income	456	1.7%	389	1.3%	67	17.2%

Income — continuing operations before income taxes	9,332	33.9%	10,749	34.7%	(1,417)	-13.2%

Income taxes — continuing operations	3,453	12.5%	4,005	12.9%	(552)	-13.8%

Income — continuing operations	5,879	21.3%	6,744	21.8%	(865)	-12.8%

Income (loss) on discontinued operations net of tax benefit of $1,417 in 2005 and $515 in 2004	584	2.1%	(802)	-2.6%	1,386	-172.8%

Net income	$6,463	23.5%	$5,942	19.2%	$521	8.8%

Three Months Ended March 31, 2005 and 2004

     Net Sales. Our net sales decreased by $3.4 million, or 11.0%, to $27.6 million in the first quarter of 2005 from $31.0 million in the first quarter of 2004. Product sales declined by $3.7 million, or 14.8%, to $21.1 million in the first quarter of 2005 from $24.8 million in the first quarter of 2004. Revenues were down for all core products with the largest decline in Accelerated Math*. We now only sell this product as part of our comprehensive Math Renaissance solution which increased the initial price of the product and likely affected sales over the short-term, however, we believe this approach will lead to long-term growth of the product.

     Service revenue for the first quarter of 2005 was $6.4 million, an increase of $280,000 from the first quarter 2004 revenues of $6.2 million. A 17% increase in attendance at our National Conference, to about 3,500 from about 3,000 in the previous year, resulted in an increase in service revenue of $190,000 for the first quarter of 2005 compared to 2004. We also experienced growth in revenue from software support and from some of our newer service offerings such as academic coaching and technical consulting which were partially offset by declines in revenue from our on-site training events.

     Overall revenue levels continued to be impacted by constraints in school spending related to the state budget difficulties of the past several years. We also believe that the seasonality of our customers’ buying patterns is becoming more pronounced as more schools transition to our subscription products and services which typically follow the academic school year cycle, resulting in order and reorder patterns shifting to a greater degree into the second and third quarters when schools and districts are making plans for the upcoming school year as well as renewing existing subscriptions.

     Cost of Sales. The cost of sales of products decreased by $0.5 million, or 30.2%, to $1.2 million in the first quarter of 2005 from $1.7 million in the first quarter of 2004. As a percentage of product sales, the cost of sales of products decreased to 5.6% in the first quarter of 2005 from 6.9% in the first quarter of 2004. This decrease is due primarily to reduced scanner warranty costs and continued cost efficiencies in delivering custom assessment products.

     The cost of sales of services decreased by $0.8 million, or 21.9%, to $2.8 million in the first quarter of 2005 from $3.5 million in the first quarter of 2004. As a percentage of sales of services, the cost of sales of services decreased to 42.9% in the first quarter of 2005 from 57.5% in the first quarter of 2004. The significant improvement can be attributed to three categories of services: the national conference, where we achieved significantly improved profitability; our coaching services, where we were ramping up our cost structure ahead of revenue recognition in the prior year; and software support, where we are seeing margin improvement due to reduced discounting.

     Product Development. Product development expenses were $3.6 million in the first quarter of 2005, unchanged from first quarter of 2004. As a percentage of net sales, product development costs increased to 13.1% in the first quarter of 2005 from 11.6% in the first quarter of 2004 primarily due to the decline in sales.

     Selling and Marketing. Selling and marketing expenses of $8.0 million in the first quarter of 2005 were down by $0.6 million, or 6.7%, from $8.6 million in the first quarter of 2004. As a percentage of net sales, selling and marketing expenses increased to 29.2% in the first quarter of 2005 from 27.9% in the first quarter of 2004.

     General and Administrative. General and administrative expenses were $3.0 million for the first quarter of 2005, compared to $3.1 million in the first quarter of 2004. As a percentage of net sales, general and administrative expenses increased to 11.1% from 10.1% due to the decline in sales.

     Operating Income. Operating income was $8.9 million, or 32.2% of net sales in the first quarter of 2005, compared to $10.4 million, or 33.5% of net sales in the first quarter of 2004.

     Income Tax Expense -Continuing Operations. Income tax expense of $3.4 million, for continuing operations, was recorded in the first quarter of 2005 at an effective income tax rate of 37.0% of pre-tax income, compared to $4.0 million, or 37.3% of pre-tax income in the first quarter of 2004.

* AR, AccelScan, AccelTest, Accelerated Grammar and Spelling, Accelerated Math, Accelerated Reader, Accelerated Vocabulary, Accelerated Writer, Fluent Reader, Math Facts in a Flash, Math Renaissance, Read Now, Reading Renaissance, Renaissance, Renaissance Learning, Renaissance Place, School Renaissance, STAR Early Literacy, STAR Reading, STAR Math, StandardsMaster, TestCheck and Writing Renaissance are trademarks of Renaissance Learning, Inc. registered ® or pending registration in the United States, with other applications issued or pending in other countries.

     Discontinued Operations. We recorded a gain on the sale of Generation21 of approximately $0.7 million, including a one-time tax benefit of $1.1 million. When combined with the operating losses incurred in January and February for that subsidiary, the net income from discontinued operations totaled approximately $0.6 million in the first quarter of 2005. The net operating loss from Generation21 in the first quarter 2004 resulted in a net loss of approximately $0.8 million in that period.

Liquidity and Capital Resources

     As of March 31, 2005, our cash, cash equivalents and investment securities were $75.6 million, up $2.0 million from the December 31, 2004 total of $73.6 million. We continue to maintain a strong cash position, which we believe, when coupled with cash flow from operations, will be sufficient to meet both our short-term and long-term working capital requirements including the cash required to acquire AlphaSmart, Inc. which is expected to close during the second quarter of 2005.

     At March 31, 2005, we had a $15.0 million unsecured revolving line of credit with a bank that is available until May 31, 2006. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2006. The line of credit bears interest based on the prime rate less 1.0%. As of March 31, 2005, the lines of credit had not been used.

     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares under our stock repurchase program. No time limit was placed on the duration of the stock repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the quarter ended March 31, 2005, we repurchased 237,400 at a cost of $3.9 million. Since authorization, we have repurchased 4.5 million shares at a cost of $82.3 million under this repurchase program. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     As of March 31, 2005, we did not have any off-balance sheet transactions, arrangements, or obligations (including contingent obligations) that would have a material effect on our financial results.

     We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. As of March 31, 2005, there has been no material change in our operating leases from that disclosed in our 2004 Annual Report.

     As of March 31, 2005, there has been no change in our long-term debt obligations, capital-lease obligations or long-term purchase obligations from that disclosed in our 2004 Annual Report.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no significant changes to our critical accounting policies that were disclosed in our 2004 Annual Report.

Forward-Looking Statements

     In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements relating to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include (i) a delay or reduction in school purchases of our products due to state budgetary constraints resulting in a reduction in the funds available to schools and (ii) those factors identified in Item 1, Business, Forward-Looking Statements; Risk Factors contained in our 2004 Annual Report on Form 10-K, which factors are incorporated herein by reference to such report.

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

     Our investment policy specifically requires that: (i) each investment have a maximum maturity of 36 months, (ii) at least 10% of the portfolio be available on 30 days notice and not more than 30% of the portfolio have a maturity in excess of 24 months, (iii) each investment meet minimum credit quality requirements, (iv) our portfolio be diversified such that not more than 10% is invested in any one issuer (other than the US Treasury or its agencies, or money market funds), and (v) each investment meet certain maximum maturity or tender option limits based on its minimum credit rating. Our investment policy generally precludes investment in equity securities except for the investment in funds for the purpose of hedging the market value exposure on the supplemental Executive Retirement Plan (see note 10 of our Notes to Consolidated Financial Statements contained in our 2004 Annual Report, which note is incorporated herein by reference to such report). Due to the type and duration of investments in our portfolio, we do not expect to realize any material gains or losses related to market risk. As of March 31, 2005 our investment securities had a market value of approximately $36.0 million and a carrying value of $36.3 million.

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

     As of March 31, 2005, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has been no change in our internal control over financial reporting that has occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Common Stock. On April 17, 2002, our Board of Directors authorized a repurchase program which provides for the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005 our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares under the stock repurchase program. No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes.

     The following table shows information relating to the repurchase of shares of our common stock during the three months ended March 31, 2005:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of	that May Yet Be
	Total Number	Average Price	Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
January	0	$0.00	0	687,758
February	94,800	16.21	94,800	3,592,958
March	142,600	16.72	142,600	3,450,358

Total	237,400	$16.52	237,400

Item 6. Exhibits

Exhibits.

Exhibit No.	Description
31.1	Section 302 certification by John R. Hickey

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by John R. Hickey

32.2	Section 906 certification by Mary T. Minch

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC. (Registrant)
May 10, 2005	/s/ John R. Hickey
Date	John R. Hickey
President and Chief Executive Officer (Principal Executive Officer)

May 10, 2005	/s/ Mary T. Minch
Date	Mary T. Minch
Vice President-Finance, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description
31.1	Section 302 certification by John R. Hickey

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by John R. Hickey

32.2	Section 906 certification by Mary T. Minch