Form 10-Q
period 2005-06-30
RENAISSANCE LEARNING INC
filed 2005-08-09
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 0-22187
RENAISSANCE LEARNING, INC.
(Exact name of Registrant as Specified in its Charter)

Wisconsin	39-1559474
(State or other	(I.R.S. Employer
jurisdiction of incorporation)	Identification No.)
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
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 29, 2005
Common Stock, $0.01 par value	31,704,835

RENAISSANCE LEARNING, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
-Index-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2005	2004
	(In Thousands, Except Share and Per
	Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13,469	$27,460
Investment securities	21,124	25,103
Accounts receivable, less allowances of $1,429 and $1,283, respectively	14,440	8,441
Inventories	3,635	2,364
Prepaid expenses	1,124	1,194
Deferred tax asset	6,847	3,800
Assets of discontinued operations	—	1,149
Other current assets	1,858	453

Total current assets	62,497	69,964
Investment securities	11,634	21,003
Property, plant and equipment, net	11,975	18,552
Building held for sale	6,486	—
Deferred tax asset	2,202	1,620
Goodwill	43,121	2,757
Other intangibles, net	8,886	192
Capitalized software, net	386	636
Other noncurrent assets	86	—

Total assets	$147,273	$114,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,473	$1,226
Deferred revenue	14,876	16,484
Payroll and employee benefits	4,578	3,983
Income taxes payable	4,543	925
Liabilities of discontinued operations	—	1,650
Other current liabilities	6,224	3,881

Total current liabilities	32,694	28,149
Deferred revenue	622	620
Deferred compensation	1,407	1,354
Other noncurrent liabilities	74	—

Total liabilities	34,797	30,123
Minority interest	207	184
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at June 30, 2005 and Dec. 31, 2004	347	347
Additional paid-in capital	56,534	54,490
Retained earnings	110,422	99,689
Treasury stock, at cost 3,057,332 shares at June 30, 2005; 3,865,280 shares at Dec. 31, 2004	(55,198)	(70,213)
Accumulated other comprehensive income	164	104

Total shareholders’ equity	112,269	84,417

Total liabilities and shareholders’ equity	$147,273	$114,724

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Amounts)
Net sales:
Products	$23,634	$26,082	$44,760	$50,887
Services	4,712	4,417	11,143	10,568

Total net sales	28,346	30,499	55,903	61,455

Cost of sales:
Products	2,325	1,789	3,514	3,492
Services	1,811	1,923	4,571	5,458

Total cost of sales	4,136	3,712	8,085	8,950

Gross profit	24,210	26,787	47,818	52,505
Operating expenses:
Product development	4,037	3,560	7,655	7,156
Selling and marketing	6,062	6,941	14,107	15,565
General and administrative	2,961	3,082	6,030	6,219

Total operating expenses	13,060	13,583	27,792	28,940

Operating income	11,150	13,204	20,026	23,565
Other income, net	502	295	958	684

Income — continuing operations before income taxes	11,652	13,499	20,984	24,249
Income taxes — continuing operations	4,311	5,020	7,764	9,025

Income — continuing operations	7,341	8,479	13,220	15,224

Income (loss) on discontinued operations, net of tax benefit of $0 and $507 for the three months ended June 30, 2005 and 2004; and $1,417 and $1,022 for the six months ended June 30, 2005 and 2004 respectively	—	(794)	584	(1,597)

Net income	$7,341	$7,685	$13,804	$13,627

Earnings per share:
Basic:
Continuing operations	$0.24	$0.27	$0.43	$0.49
Discontinued operations	0.00	(0.02)	0.02	(0.05)

Net income	$0.24	$0.25	$0.45	$0.44

Diluted:
Continuing operations	$0.24	$0.27	$0.43	$0.49
Discontinued operations	0.00	(0.02)	0.02	(0.05)

Net income	$0.24	$0.25	$0.45	$0.44

Cash dividends declared per share	$0.05	$0.04	$0.10	$2.23
See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$13,804	$13,627
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	1,509	1,848
Amortization of investment discounts/premiums	244	433
Deferred income taxes	(225)	18
Gain on disposal of discontinued operations	(702)	—
Income tax benefit from the exercise of stock options	26	998
Change in assets and liabilities, net of effect of acquired business —
Accounts receivable	(1,102)	(296)
Inventories	830	(426)
Prepaid expenses	229	650
Accounts payable and other current liabilities	2,914	(2,758)
Deferred revenue	(1,606)	1,967
Other current assets	(9)	268
Other	121	32

Net cash provided by operating activities	16,033	16,361

Cash flows from investing activities:
Purchase of property, plant and equipment	(740)	(644)
Purchase of investment securities	(164)	(18,251)
Maturities/sales of investment securities	13,266	27,520
Capitalized software development costs	(4)	(404)
Net proceeds from disposal of discontinued operations	75	—
Acquisition of business, net of cash acquired	(33,353)	—

Net cash (used in) provided by investing activities	(20,920)	8,221

Cash flows from financing activities:
Return of capital to minority interest	—	(54)
Proceeds from exercise of stock options	832	3,593
Dividends paid	(3,071)	(69,121)
Purchase of treasury stock	(6,865)	—

Net cash (used by) financing activities	(9,104)	(65,582)

Net decrease in cash	(13,991)	(41,000)
Cash and cash equivalents, beginning of period	27,460	62,524

Cash and cash equivalents, end of period	$13,469	$21,524

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Consolidation
     The condensed consolidated financial statements include the financial results of Renaissance Learning, Inc. and our subsidiaries. Our significant subsidiaries, as of June 30, 2005, include AlphaSmart LLC, which we acquired in June 2005, (“AlphaSmart”) and Renaissance Corporate Services, Inc. Generation21 Learning Systems, LLC was divested during the first quarter of 2005 and, therefore, its results for all periods presented in the financial statements are reflected as discontinued operations.
2. Basis of Presentation
     The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2004, (“2004 Annual Report”), which is on file with the U.S. Securities and Exchange Commission (the “SEC”) and our Current Report on Form 8-K filed with the SEC on May 20, 2005 (“May Current Report”).
     The results of operations for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.
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
     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares under our stock repurchase program. No time limit was placed on the duration of the stock repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans, acquisitions and for other general corporate purposes. During the quarter and six months ended June 30, 2005, we repurchased 166,400 and 403,800 shares, respectively, at a cost of $2.9 and $6.9 million, respectively. As of June 30, 2005, the cumulative number of shares repurchased under this program was 4.7 million with an aggregate cost of $85.3 million.
     The weighted average shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	30,617,025	31,076,098	30,716,224	31,019,830
Dilutive effect of outstanding stock options	72,791	178,116	55,532	209,136

Diluted weighted average shares outstanding	30,689,816	31,254,214	30,771,756	31,228,966

     For the three months ended June 30, 2005 and 2004, respectively, there were 810,854 and 781,102 shares attributable to outstanding stock options excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the six months ended June 30, 2005 and 2004, respectively, 812,047 and 774,536 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive. These options could be dilutive in the future.

4. Comprehensive Income
     Total comprehensive income was $13.9 million and $13.6 million in the first six months of 2005 and 2004, respectively. For the quarters ended June 30, 2005 and 2004, comprehensive income was $7.4 million and $7.7 million, respectively. Our comprehensive income includes net income and foreign currency translation adjustments.
5. Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill is not amortized and we are required to assess goodwill at least annually for impairment by applying a fair-value-based test. The acquisition of AlphaSmart in June 2005 resulted in the initial assignment of $40.4 million of the purchase price to goodwill (Note 9).
     Other intangibles consist of: (i) a non-compete agreement, (ii) customer relationships, (iii) tradename and (vi) prepaid royalties. The tradename has an indeterminate life and therefore is not amortized. The non-compete agreement and the customer relationships are amortized over their useful lives: five years on a straight-line basis for the non-compete agreement and ten years on the declining balance method for the customer relationships. Prepaid royalties primarily represent the value of agreements for software distributed with the AlphaSmart products and, depending on the terms of each respective agreement, are either amortized over their useful life or are expensed to cost of sales on a per unit basis during the period in which the respective software licenses are resold to end users. The customer relationships, tradename and prepaid royalties were acquired in connection with the purchase of AlphaSmart (Note 9).
     For the three months ended June 30, 2005 and 2004, we recognized amortization expense of $54,000 and $74,000, respectively. For the six months ended June 30, 2005 and 2004, we recognized amortization expense of $109,000 and $148,000, respectively. Other intangibles consisted of the following (in thousands):

	June 30, 2005			December 31, 2004
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Non-compete agreement	$1,100	$1,017	$83	$1,100	$908	$192
Tradename	3,000	—	3,000	—	—	—
Customer relationships	4,150	—	4,150	—	—	—
Prepaid royalities	1,653	—	1,653	—	—	—

	$9,903	$1,017	$8,886	$1,100	$908	$192

6. Stock Option Plan
     We have established the 1997 Stock Incentive Plan for our officers, key employees and non-employee directors. The intrinsic value method as prescribed in APB 25, “Accounting for Stock Issued to Employees,” is used to account for stock based compensation arrangements. Had compensation cost been determined for our plan based on the fair value at the award grant dates consistent with the alternative method of SFAS 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net Income, as reported	$7,341	$7,685	$13,804	$13,627
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	1,359	564	1,607	1,158

Pro forma net income	$5,982	$7,121	$12,197	$12,469

Earnings per share:
Basic as reported	$0.24	$0.25	$0.45	$0.44

Basic pro forma	$0.20	$0.23	$0.40	$0.40

Diluted as reported	$0.24	$0.25	$0.45	$0.44

Diluted pro forma	$0.19	$0.23	$0.39	$0.40

     In April 2005, our Board of Directors approved the acceleration of vesting of the unvested stock options under our 1997 Stock Incentive Plan. This resulted in options to purchase approximately 438,000 shares of our common stock becoming immediately exercisable. All of the unvested stock options for which vesting was accelerated were “underwater,” with exercise prices greater than the closing price of our common stock on the date of acceleration. Vesting of the options was accelerated as part of our plan to transition the equity-based portion of our executive compensation plan from stock options to grants of restricted stock, which we believe will be a more effective performance incentive and retention tool. Also, accelerated vesting of the options will produce a more favorable impact on our future results of operations in light of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R, which we will be required to adopt effective January 1, 2006, requires that compensation cost attributed to stock options and other forms of share-based payment be recognized in the financial statements. We estimate that early vesting of these options will result in approximately $1.1 million less future compensation expense that would otherwise have been recognized over the remaining life of the options beginning on January 1, 2006.
     No options were granted during the six months ended June 30, 2005 and 2004.
7. Dividends
     On July 20, 2005, our Board of Directors declared a quarterly cash dividend of $.05 per share, payable September 1, 2005 to shareholders of record as of August 12, 2005.
8. Building Held for Sale
     We are seeking a buyer for our 70% ownership of Athena Holdings, Inc. whose main asset is a 74,000 square foot office facility, constructed in 1998. We lease 43,000 square feet of the facility from Athena. As of June 30, 2005, we reviewed this asset for impairment and determined that its value is not impaired as its probable selling price is greater than its carrying value of approximately $6.5 million.
9. Business Combinations
     On June 27, 2005, we acquired AlphaSmart, a provider of affordable, portable personal learning solutions for K-12 schools. The results of AlphaSmart’s operations are included in our consolidated financial statements since that date. AlphaSmart’s portable computer-companion products are used by students to enhance writing, keyboarding and comprehension, and have been purchased by more than 8,500 school districts in the United States and other countries. AlphaSmart is based in Los Gatos, California, and was founded in 1992 by former Apple Computer engineers. We are retaining the AlphaSmart brand and are operating AlphaSmart as a wholly owned subsidiary.
     The acquisition provides opportunities to achieve future long-term synergies related to the complementary nature of AlphaSmart’s portable personal learning solutions and Renaissance’s solutions, particularly our writing suite of product solutions. We expect the acquisition to enhance our ability to realize our strategic objective of achieving greater scale and presence in the writing segment of the K-12 market. In addition, AlphaSmart’s products also have the future potential to run Renaissance’s other software, thus enabling students greater access to our software where ready availability of computer access has been a product-use limitation in the past.
     The aggregate purchase price was approximately $58 million dollars which consisted of $34 million in cash, $23 million of our common stock (1,157,400 shares) and $1 million of transaction costs. The purchase price was allocated to the assets acquired and liabilities assumed according to their estimated fair values. The amount assigned to intangible assets represents tradename, customer relationships and prepaid royalties and was based on an independent appraisal. The tradename has an indeterminate life and will not be amortized. The other intangible assets will be amortized over their useful lives using accelerated, straight-line or other appropriate methods (Note 5). The purchase price allocation is preliminary and subject to change as management continues to refine the estimated fair value of assets acquired and liabilities assumed.

     The following table includes our unaudited pro forma results of operations for the three and six month periods ended June 30, 2005 and 2004. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the AlphaSmart acquisition had occurred at the beginning of each of the periods presented. The pro forma information contains the actual operating results of AlphaSmart, Inc. with the results prior to the acquisition date adjusted to include the pro forma impact of: the amortization of intangible assets, lower interest income as a result of the sale of available-for-sale securities to fund the acquisition and the elimination of merger related costs. These pro forma amounts are not indicative of the results that would have been obtained if the acquisition occurred at the beginning of each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net sales	36,658	41,566	71,196	81,299
Net income	7,643	9,807	13,156	16,414
Basic earnings per share	.24	.30	.41	.51

Diluted earnings per share	.24	.30	.41	.51

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Our results of operations can be affected by many factors including the general economic environment and its impact on state and federal budgetary decisions, the length and complexity of the sales cycle for school districts, and the impacts on revenue of transitioning some of our offerings to new subscription-based products and services which results in a significant portion of the revenue being initially deferred and recognized as revenue over the subscription period. Our revenues are also impacted by seasonality because schools and districts typically make their purchasing plans and renew their subscriptions for the new academic school year in the second quarter and, to a greater extent, in the third quarter. We believe each of these factors negatively impacted our results of operations for the three month and six month periods ended June 30, 2005.
     Generation21 Learning Systems, LLC (“Generation21”) was divested during the first quarter of 2005 and, therefore, its results for all periods presented in the financial statements are reflected as discontinued operations.
     The acquisition of AlphaSmart was completed as of June 27, 2005 and, therefore, our condensed consolidated income statements for the three and six months ended June 30, 2005, includes the results of AlphaSmart since the acquisition date.
     The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales:
Products	83.4%	85.5%	80.1%	82.8%
Services	16.6	14.5	19.9	17.2

Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Products	9.8%	6.9%	7.9%	6.9%
Services	38.4	43.5	41.0	51.6
Total cost of sales	14.6	12.2	14.5	14.6

Gross profit:
Products	90.2	93.1	92.1	93.1
Services	61.6	56.5	59.0	48.4
Total gross profit	85.4	87.8	85.5	85.4

Operating expenses:
Product development	14.2	11.7	13.7	11.6
Selling and marketing	21.4	22.7	25.3	25.3
General and administrative	10.4	10.1	10.8	10.1
Total operating expenses	46.0	44.5	49.8	47.0

Operating income	39.4	43.3	35.7	38.4
Other, net	1.7	1.0	1.9	1.1
Income — continuing operations before income taxes	41.1	44.3	37.6	39.5

Income taxes — continuing operations	15.2	16.5	13.9	14.7

Income — continuing operations	25.9	27.8	23.7	24.8

Income (loss) on discontinued operations, net of tax	—	(2.6)	1.0	(2.6)
Net income	25.9%	25.2%	24.7%	22.2%

Three Months Ended June 30, 2005 and 2004
     Net Sales. Our net sales decreased by $2.2 million, or 7.1%, to $28.3 million in the second quarter of 2005 from $30.5 million in the second quarter of 2004. Product sales declined by $2.4 million, or 9.4%, to $23.6 million in the second quarter of 2005 from $26.1 million in the second quarter of 2004. Revenues were down for all core products.
     Service revenue for the second quarter of 2005 was $4.7 million, an increase of $0.3 million, or 6.7%, from the second quarter 2004 revenues of $4.4 million. The service segment of our business is showing more strength than products due to growth in some of our newer service offerings such as academic coaching, technical consulting and hosting revenues, as well as in software support.
     Cost of Sales. The cost of sales of products increased by $0.5 million, or 29.9%, to $2.3 million in the second quarter of 2005 from $1.8 million in the second quarter of 2004. As a percentage of product sales, the cost of sales of products increased to 9.8% in the second quarter of 2005 from 6.9% in the second quarter of 2004. This increase is due primarily to the inclusion of AlphaSmart product sales in 2005, which generated a relatively low gross margin due to the requirement under purchase accounting rules to value the acquired inventories at their current fair market value.
     The cost of sales of services decreased by $0.1 million, or 5.8%, to $1.8 million in the second quarter of 2005 from $1.9 million in the second quarter of 2004. As a percentage of sales of services, the cost of sales of services decreased to 38.4% in the second quarter of 2005 from 43.5% in the second quarter of 2004. The decrease can be attributed partly to our coaching services, which were introduced in 2004, as the cost structure was ramped up ahead of the revenue during the start-up period in 2004. Additionally, we have achieved some cost efficiencies in delivering our on-site event services.
     Product Development. Product development expenses were $4.0 million in the second quarter of 2005, compared to $3.6 million in the second quarter of 2004. As a percentage of net sales, product development costs increased to 14.2% in the second quarter of 2005 from 11.7% in the second quarter of 2004. Product development expense increased primarily due to the effect of capitalizing approximately $0.3 million of product development costs during the second quarter of 2004 as compared to $0 in 2005 and in part to expected increases in product development expenses related to new product offerings.
     Selling and Marketing. Selling and marketing expenses of $6.1 million in the second quarter of 2005 were down by $0.8 million, or 12.7%, from $6.9 million in the second quarter of 2004, related to employing fewer sales personnel than in the prior year’s second quarter. As a percentage of net sales, selling and marketing expenses decreased to 21.4% in the second quarter of 2005 from 22.7% in the second quarter of 2004.
     General and Administrative. General and administrative expenses were essentially flat at $3.0 million for the second quarter of 2005, compared to $3.1 million in the second quarter of 2004. As a percentage of net sales, general and administrative expenses increased to 10.4% in the second quarter of 2005 from 10.1% in the second quarter of 2004 due to the decline in sales.
     Operating Income. Operating income was $11.1 million, or 39.4% of net sales in the second quarter of 2005, compared to $13.2 million, or 43.3% of net sales in the second quarter of 2004.
     Income Tax Expense — Continuing Operations. Income tax expense of $4.3 million, for continuing operations, was recorded in the second quarter of 2005 at an effective income tax rate of 37.0% of pre-tax income, compared to $5.0 million, or 37.2% of pre-tax income in the second quarter of 2004.
     Discontinued Operations. The operation of Generation21 in the second quarter of 2004 resulted in a net loss of approximately $0.8 million in that period.

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

Six Months Ended June 30, 2005 and 2004
     Net Sales. Our net sales of $55.9 million in the first six months of 2005 were $5.6 million less than the $61.5 million in the first six months of 2004. Product sales declined by $6.1 million, or 12.0%, to $44.8 million in the first six months of 2005 from $50.9 million in the same period in 2004. Revenues were down for all core products.
     Service revenue increased by $580,000 or 5.4%, in the first six months of 2005 to $11.1 million from $10.6 million in the first six months of 2004. The service segment of our business is showing strength due to growth in some of our newer service offerings such as academic coaching, technical consulting and hosting revenues, as well as in software support.
     Cost of Sales. The cost of sales of products were $3.5 million for the first six months of 2005, unchanged from the first six months of 2004. As a percentage of product sales, the cost of sales of products increased to 7.9% in the first half of 2005 from 6.9% in the first half of 2004.
     The cost of sales of services decreased by $0.9 million, or 16.2%, to $4.6 million in the first six months of 2005 from $5.5 million in the same period in 2004. As a percentage of sales of services, the cost of sales of services decreased to 41.0% in the first six months of 2005 from 51.6% in the first six months of 2004. The significant improvement can be attributed to three categories of services: the national conference, where we achieved significantly improved profitability; our coaching services, whereas the cost structure was ramped up ahead of the revenue during the startup period in 2004; and some cost efficiencies achieved in delivering our on-site event services.
     Product Development. Product development expenses were $7.7 million or 13.7% of sales in the first six months of 2005, compared to $7.2 million or 11.6% of sales for the first six months of 2004. Product development expense increased primarily due to the effect of capitalizing approximately $0.4 million of product development costs during the first half of 2004 as compared to essentially $0 in 2005 and in part to expected increases in product development expenses related to new product offerings.
     Selling and Marketing. Selling and marketing expenses decreased by $1.5 million, or 9.4%, to $14.1 million in the first half of 2005 from $15.6 million in the first half of 2004, Reduced selling and marketing expenses related to employing fewer sales personnel than in the prior year. As a percentage of net sales, selling and marketing expenses were 25.3% for the six months ended June 30, 2005, unchanged from the six months ended June 30, 2004.
     General and Administrative. General and administrative expenses were $6.0 million, or 10.8% of sales in the first six months of 2005 compared to $6.2 million or 10.1% of sales in the first six months of 2004.
     Operating Income. Operating income decreased by $3.5 million, or 15.0%, to $20.0 million in the first six months of 2005 from $23.5 million in the same period in 2004. As a percentage of net sales, operating income decreased to 35.7% in the first half of 2005 from 38.4% in the first half of 2004.
     Income Tax Expense — Continuing Operations. Income tax expense of $7.8 million, for continuing operations, was recorded for the first six months of 2005 at an effective income tax rate of 37.0% of pre-tax income, compared to $9.0 million, or 37.2% of pre-tax income for the first six months of 2004.
     Discontinued Operations. We recorded a gain on the sale of Generation21 of approximately $0.7 million, including a one-time tax benefit of $1.1 million. When combined with the operating losses incurred in January and February 2005 for that subsidiary, the net income from discontinued operations totaled approximately $0.6 million in the first half of 2005. The net operating loss from Generation21 in the first half 2004 was approximately $1.6 million in that period.

Liquidity and Capital Resources
     As of June 30, 2005, our cash, cash equivalents and investment securities were $46.2 million, down $27.4 million from the December 31, 2004 total of $73.6 million. The decrease was due to the approximately $34 million used to fund the acquisition of AlphaSmart. We continue to maintain a strong cash position, which we believe, when coupled with cash flow from operations, will be sufficient to meet both our short-term and long-term working capital requirements.
     At June 30, 2005, we had a $15.0 million unsecured revolving line of credit with a bank that is available until May 31, 2006. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2006. The line of credit bears interest based on the prime rate less 1.0%. As of June 30, 2005, the lines of credit had not been used.
     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares under our stock repurchase program. No time limit was placed on the duration of the stock repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans, acquisitions and for other general corporate purposes. During the six months ended June 30, 2005, we repurchased 403,800 shares at a cost of $6.9 million. Since authorization, we have repurchased 4.7 million shares at a cost of $85.3 million under this repurchase program. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of June 30, 2005, we did not have any off-balance sheet transactions, arrangements, or obligations (including contingent obligations) that would have a material effect on our financial results.
     We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. There has been no material change in our long-term debt obligations, capital lease obligations or purchase obligations from that disclosed in our 2004 Annual Report and our May Current Report except for, those obligations we assumed in connection with the acquisition of AlphaSmart in June 2005.
     We assumed the operating lease obligations of AlphaSmart. Also, in connection with the acquisition of AlphaSmart, we assumed certain purchase obligations related to components and other materials used in the production of products sold to our customers. As of June 30, 2005, our approximate contractual obligations for operating leases and purchase obligations were:

	Payments due by Period
	Total	Less than	1- 3 years	3-5 years	More than
(In thousands)		1 year			5 years
Operating lease obligations	$3,260	$1,318	$1,506	$358	$79
Purchase obligations	1,124	1,124	—	—	—

Total	$4,384	$2,442	$1,506	$358	$79

Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no significant changes to our critical accounting policies that were disclosed in our 2004 Annual Report or May Current Report.

Forward-Looking Statements
     In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements relating to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include (i) a delay or reduction in school purchases of our products due to state budgetary constraints resulting in a reduction in the funds available to schools and (ii) those factors identified in Item 1, Business, Forward-Looking Statements; Risk Factors contained in our 2004 Annual Report , which factors are incorporated herein by reference to such report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk. Our exposure to market interest rate risk consists of: (i) the increase or decrease in the amount of interest income we can earn on our investment portfolio, and (ii) the decrease or increase in value of our investment security portfolio if market interest rates increase or decrease, respectively. We anticipate that we will have sufficient liquidity to hold our investments to maturity; therefore, we do not expect to recognize any material losses or gains related to an increase or decrease in market interest rates.
     Market Risk. Our exposure to market risk relates to the quality of the holdings in our investment security portfolio. The fair market value of our investments is subject to increases or decreases in value resulting from the performance of the securities issuer, from upgrades or downgrades in the credit worthiness of the securities issuer, and from changes in general market conditions.
     We seek to manage exposure to market risk by investing in accordance with our corporate investment policy as established by our Board of Directors. The goals of the policy are: (i) preservation of capital, (ii) provision of adequate liquidity to meet projected cash requirements, (iii) minimization of risk of principal loss through diversified short and medium term investments and (iv) maximization of yields in relationship to the guidelines, risk, market conditions and tax considerations.
     Our investment policy specifically requires that: (i) each investment have a maximum maturity of 36 months, (ii) at least 10% of the portfolio be available on 30 days notice and not more than 30% of the portfolio have a maturity in excess of 24 months, (iii) each investment meet minimum credit quality requirements, (iv) our portfolio be diversified such that not more than 10% is invested in any one issuer (other than the U.S. Treasury Department or its agencies, or money market funds) and (v) each investment meet certain maximum maturity or tender option limits based on its minimum credit rating. Our investment policy generally precludes investment in equity securities except for the investment in funds for the purpose of hedging the market value exposure on the Supplemental Executive Retirement Plan (see note 10 of our Notes to Consolidated Financial Statements contained in our 2004 Annual Report, which note is incorporated herein by reference to such report). Due to the type and duration of investments in our portfolio, we do not expect to realize any material gains or losses related to market risk. As of June 30, 2005, our investment securities had a market value of approximately $32.6 million and a carrying value of $32.8 million.
     Foreign Currency Exchange Rate Risk. The financial position and results of operations of our foreign subsidiaries are measured using local currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains or losses are deferred as a separate component of shareholders’ equity. Aggregate foreign currency transaction gains and losses are included in determining net income. As such, our operating results are affected by fluctuations in the value of the U.S. dollar compared to the Australian dollar, British pound, Canadian dollar and Indian Rupee. At this time, foreign exchange rate risk is not significant due to the relative size of our foreign operations.

Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As of June 30, 2005, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.
     There has been no change in our internal control over financial reporting that has occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
     The Company completed the acquisition of AlphaSmart, Inc. on June 27, 2005 and has not yet completed its documentation and testing of AlphaSmart’s internal control over financial reporting. The company has begun its process of evaluating AlphaSmart’s internal controls.
Item 5. Other Information
     On July 20, 2005, our Compensation Committee approved the issuance of a restricted stock grant to Mary T. Minch in the amount of 987 shares of our common stock under our 1997 Stock Incentive Plan. The form of Restricted Stock Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference.
     On April 20, 2005 and July 20, 2005, our Compensation Committee approved the terms of compensation to be paid to our executive officers for the 12-month period ending in July 2006. Those executive officers include John R. Hickey, President and Chief Executive Officer, Steven A. Schmidt, Executive Vice President, Mary T. Minch, Vice President-Finance, Chief Financial Officer and Secretary, Terrance D. Paul, Co-Chairman of our Board of Directors, and Judith A. Paul, Co-Chairman of our Board of Directors. A summary of the terms of compensation approved for these executive officers is attached hereto as Exhibit 10.2 and is incorporated herein by reference.
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

     The following table shows information relating to the repurchase of shares of our common stock during the three months ended June 30, 2005:

			Total Number of	Maximum
			Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
April	69,900	$16.20	69,900	3,380,458

May	96,500	18.78	96,500	3,283,958

June	0	0	0	3,283,958

Total	166,400	$17.69	166,400

Item 4. Submission of Matters to a Vote of Security Holders
(a)	On April 20, 2005, the Company held its Annual Meeting of Shareholders.

(b)	Not applicable.

(c)	Set forth below is a description of the matter voted upon at the Annual Meeting of Shareholders and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to such matter.
1.	Eight directors were elected to serve until the 2006 Annual Meeting of Shareholders and until their successors are elected and qualified. The results of this proposal are as follows:

	For	Against/
		Withheld
(1)Judith A. Paul	30,525,957	38,588
(2)Terrance D. Paul	30,526,657	37,888
(3)John R. Hickey	30,527,523	37,021
(4)John H. Grunewald	30,455,845	108,700
(5)Gordon H. Gunnlaugsson	30,513,364	51,181
(6)Harold E. Jordan	30,513,624	50,921
(7)Addison L. Piper	29,737,701	826,844
(8)Judith A. Ryan	30,512,424	52,121
(d)	Not applicable.

Item 6. Exhibits
Exhibits.

Exhibit No.	Description
10.1	Form of Restricted Stock Agreement

10.2	Executive Officer Compensation Summary

31.1	Section 302 certification by John R. Hickey

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by John R. Hickey

32.2	Section 906 certification by Mary T. Minch

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC.
(Registrant)

August 8, 2005	/s/ John R. Hickey

Date	John R. Hickey
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2005	/s/ Mary T. Minch

Date	Mary T. Minch
Vice President-Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description
10.1	Form of Restricted Stock Agreement

10.2	Executive Officer Compensation Summary

31.1	Section 302 certification by John R. Hickey

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by John R. Hickey

32.2	Section 906 certification by Mary T. Minch