Form 10-Q
period 2005-09-30
RENAISSANCE LEARNING INC
filed 2005-11-08
CIK 1030484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 126-2 of the Exchange Act Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 31, 2005
Common Stock, $0.01 par value	31,172,678

RENAISSANCE LEARNING, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
-Index-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2005	2004
	(In Thousands, Except Share and Per
	Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15,789	$27,460
Investment securities	22,833	25,103
Accounts receivable, less allowances of $1,511 and $1,283, respectively	14,985	8,441
Inventories	3,547	2,364
Prepaid expenses	1,114	1,194
Deferred tax asset	6,904	3,800
Assets of discontinued operations	—	1,149
Other current assets	1,012	453

Total current assets	66,184	69,964
Investment securities	5,045	21,003
Property, plant and equipment, net	11,267	18,552
Real estate held for sale	7,584	—
Deferred tax asset	—	1,620
Goodwill	46,627	2,757
Other intangibles, net	6,996	192
Capitalized software, net	259	636
Other noncurrent assets	1,392	—

Total assets	$145,354	$114,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,178	$1,226
Deferred revenue	17,415	16,484
Payroll and employee benefits	3,642	3,983
Income taxes payable	2,326	925
Liabilities of discontinued operations	—	1,650
Other current liabilities	5,514	3,881

Total current liabilities	33,075	28,149
Deferred revenue	724	620
Deferred compensation	1,463	1,354
Deferred tax liability	444	—
Other noncurrent liabilities	51	—

Total liabilities	35,757	30,123
Minority interest	243	184
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at September 30, 2005 and December 31, 2004	347	347
Additional paid-in capital	56,593	54,490
Retained earnings	113,752	99,689
Treasury stock, at cost 3,391,675 shares at September 30, 2005; 3,865,280 shares at December 31, 2004	(61,086)	(70,213)
Deferred equity compensation	(399)	—
Accumulated other comprehensive income	147	104

Total shareholders’ equity	109,354	84,417

Total liabilities and shareholders’ equity	$145,354	$114,724

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Amounts)
Net sales:
Products	$25,615	$20,164	$70,375	$71,051
Services	5,774	4,847	16,918	15,415

Total net sales	31,389	25,011	87,293	86,466

Cost of sales:
Products	5,297	1,525	8,812	5,017
Services	2,100	2,003	6,672	7,461

Total cost of sales	7,397	3,528	15,484	12,478

Gross profit	23,992	21,483	71,809	73,988
Operating expenses:
Product development	4,927	3,841	12,583	10,997
Selling and marketing	8,325	7,868	22,432	23,433
General and administrative	3,341	2,970	9,370	9,189

Total operating expenses	16,593	14,679	44,385	43,619

Operating income	7,399	6,804	27,424	30,369
Other income, net	404	531	1,363	1,215

Income — continuing operations before income taxes	7,803	7,335	28,787	31,584
Income taxes — continuing operations	2,887	2,739	10,651	11,764

Income — continuing operations	4,916	4,596	18,136	19,820

Income (loss) on discontinued operations, net of tax benefit of $0 and $467 for the three months ended September 30, 2005 and 2004, respectively; and $1,417 and $1,489 for the nine months ended September 30, 2005 and 2004, respectively	—	(728)	584	(2,324)

Net income	$4,916	$3,868	$18,720	$17,496

Earnings (loss) per share:
Basic:
Continuing operations	$0.16	$0.14	$0.58	$0.64
Discontinued operations	0.00	(0.02)	0.02	(0.08)

Net income	$0.16	$0.12	$0.60	$0.56

Diluted:
Continuing operations	$0.16	$0.14	$0.58	$0.63
Discontinued operations	0.00	(0.02)	0.02	(0.07)

Net income	$0.16	$0.12	$0.60	$0.56

Cash dividends declared per share	$0.05	$0.04	$0.15	$2.27
See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$18,720	$17,496
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	2,460	2,787
Amortization of investment discounts/premiums	332	577
Deferred income taxes	(281)	(259)
(Gain) on disposal of discontinued operations	(702)	—
Income tax benefit from the exercise of stock options	104	1,073
Change in assets and liabilities, net of effect of acquired business -
Accounts receivable	(1,663)	277
Inventories	1,018	(357)
Prepaid expenses	238	640
Accounts payable and other current liabilities	1,216	(2,339)
Deferred revenue	1,035	5,466
Other current assets	838	311
Other	(223)	(24)

Net cash provided by operating activities	23,092	25,648

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,724)	(1,075)
Purchase of investment securities	(247)	(34,922)
Maturities/sales of investment securities	18,143	37,745
Capitalized software development costs	(4)	(404)
Net proceeds from disposal of discontinued operations	75	—
Acquisition of business, net of cash acquired	(33,988)	—

Net cash (used in) provided by investing activities	(17,745)	1,344

Cash flows from financing activities:
Return of capital to minority interest	—	(54)
Proceeds from exercise of stock options	1,676	4,174
Dividends paid	(4,657)	(70,366)
Purchase of treasury stock	(14,037)	—

Net cash (used by) financing activities	(17,018)	(66,246)

Net decrease in cash	(11,671)	(39,254)
Cash and cash equivalents, beginning of period	27,460	62,524

Cash and cash equivalents, end of period	$15,789	$23,270

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Consolidation
     The condensed consolidated financial statements include the financial results of Renaissance Learning, Inc. and our subsidiaries. Our significant subsidiaries, as of September 30, 2005, include AlphaSmart, LLC (“AlphaSmart”), which we acquired in June-2005, and Renaissance Corporate Services, Inc. Generation21 Learning Systems, LLC (“Generation21”) was divested during the first quarter of 2005 and, therefore, its results for all periods presented in the financial statements are reflected as discontinued operations.
2. Basis of Presentation
     The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Annual Report”), which is on file with the U.S. Securities and Exchange Commission (the “SEC”) and our Current Report on Form 8-K filed with the SEC on May 20, 2005 (“May Current Report”).
     The results of operations for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.
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
     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares under our stock repurchase program. No time limit was placed on the duration of the stock repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans, acquisitions and for other general corporate purposes. During the quarter and nine months ended September 30, 2005, we repurchased 405,400 and 809,200 shares, respectively, at a cost of $7.2 and $14.0 million, respectively. As of September 30, 2005, the cumulative number of shares repurchased under this program was 5.1 million with an aggregate cost of $92.5 million.
     The weighted average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	31,598,830	31,126,343	31,013,660	31,055,595
Dilutive effect of outstanding stock options	97,461	150,278	70,092	180,710

Diluted weighted average shares outstanding	31,696,291	31,276,621	31,083,752	31,236,305

     For the three months ended September 30, 2005 and 2004, respectively, there were 817,169 and 827,627 shares attributable to outstanding stock options excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the nine months ended September 30, 2005 and 2004, respectively, 900,800 and 813,290 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive. These options could be dilutive in the future.

4. Comprehensive Income
     Total comprehensive income was $18.7 million and $17.5 million in the first nine months of 2005 and 2004, respectively. For the quarters ended September 30, 2005 and 2004, comprehensive income was $4.9 million and $3.9 million, respectively. Our comprehensive income includes net income and foreign currency translation adjustments.
5. Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized and we are required to assess goodwill at least annually for impairment by applying a fair-value-based test. The current value assigned to goodwill as part of the purchase price allocation for the acquisition of AlphaSmart is $43.9 million. Management is in the process of finalizing the purchase price allocation based on the fair value of assets acquired and liabilities assumed.
     Other intangibles consist of: (i) a non-compete agreement, (ii) customer relationships and (iii) tradename. The tradename has an indeterminate life and therefore is not amortized. The non-compete agreement and the customer relationships are amortized over their useful lives: five years on a straight-line basis for the non-compete agreement and ten years on the declining balance method for the customer relationships. The customer relationships and tradename were acquired in connection with the purchase of AlphaSmart (Note 9).
     For the three months ended September 30, 2005 and 2004, we recognized amortization expense of $237,000 and $74,000, respectively. For the nine months ended September 30, 2005 and 2004, we recognized amortization expense of $346,000 and $221,000, respectively. Other intangibles consisted of the following (in thousands):

	September 30, 2005			December 31, 2004
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Non-compete agreement	$1,100	$1,072	$28	$1,100	$908	$192
Tradename	3,000	—	3,000	—	—	—
Customer relationships	4,150	182	3,968	—	—	—

	$8,250	$1,254	$6,996	$1,100	$908	$192

6. Stock Option Plan
     We have established the 1997 Stock Incentive Plan for our officers, key employees and non-employee directors. The intrinsic value method as prescribed in APB 25, “Accounting for Stock Issued to Employees,” is used to account for stock based compensation arrangements. Had compensation cost been determined for our plan based on the fair value at the award grant dates consistent with the alternative method of SFAS 123R, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net Income, as reported	$4,916	$3,868	$18,720	$17,496
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	909	440	2,516	1,598

Pro forma net income	$4,007	$3,428	$16,204	$15,898

Earnings per share:
Basic as reported	$0.16	$0.12	$0.60	$0.56

Basic pro forma	$0.13	$0.11	$0.52	$0.51

Diluted as reported	$0.16	$0.12	$0.60	$0.56

Diluted pro forma	$0.13	$0.11	$0.52	$0.51

     In April 2005, our Board of Directors approved the acceleration of vesting of the unvested stock options under our 1997 Stock Incentive Plan. This resulted in options to purchase approximately 438,000 shares of our common stock becoming immediately exercisable. All of the unvested stock options for which vesting was accelerated were “underwater,” with exercise prices greater than the closing price of our common stock on the date of acceleration. Vesting of the options was accelerated as part of our plan to transition the equity-based portion of our executive compensation plan from stock options to grants of restricted stock, which we believe will be a more effective performance incentive and retention tool. Also, accelerated vesting of the options will produce a more favorable impact on our future results of operations in light of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R, which we will be required to adopt effective January 1, 2006, requires that compensation cost attributed to stock options and other forms of share-based payment be recognized in the financial statements. We estimate that early vesting of these options will result in a reduction of compensation expense of approximately $1.1 million that would otherwise have been recognized over the remaining life of the options beginning on January 1, 2006.
     Options to purchase 130,434 shares of our common stock were granted in the third quarter of 2005, substantially all of which were subject to immediate vesting. Options to purchase 61,613 shares of our common stock were granted in the third quarter of 2004. During the nine months ended September 30, 2005 and 2004, options to purchase 223,044 and 122,067 shares of our common stock were granted, respectively. The prices for all options are equal to the fair market value of our common stock on the date the options were granted.
7. Dividends
     On October 19, 2005, our Board of Directors declared a quarterly cash dividend of $.05 per share, payable December 1, 2005 to shareholders of record as of November 11, 2005.
8. Real Estate Held for Sale
     Effective November 1, 2005 we sold our 70% ownership of Athena Holdings, Inc. (“Athena”) whose main asset is a 74,000 square foot office facility, constructed in 1998. We will continue to lease approximately 9,000 square feet of the facility from Athena. Additionally, we also finalized the sale of a plot of vacant land which is located near the Athena office facility. We expect to record a pretax , non-operating gain on the properties of approximately $1.7 million in the fourth quarter of 2005.
9. Business Combinations
     On June 27, 2005, we acquired AlphaSmart, a provider of affordable, portable personal learning solutions for K-12 schools. The results of AlphaSmart’s operations are included in our consolidated financial statements since that date. AlphaSmart’s portable computer-companion products are used by students to enhance writing, keyboarding and comprehension. AlphaSmart is based in Los Gatos, California, and was founded in 1992 by former Apple Computer engineers. We are retaining the AlphaSmart brand and are operating AlphaSmart as a wholly owned subsidiary.
     The acquisition provides opportunities to achieve future long-term synergies related to the complementary nature of AlphaSmart’s portable personal learning solutions and Renaissance’s solutions, particularly our suite of writing product solutions. We expect the acquisition to enhance our ability to realize our strategic objective of achieving greater scale and presence in the writing segment of the K-12 market. In addition, AlphaSmart’s products also have the future potential to run Renaissance’s other software, thus enabling students greater access to our software where ready availability of computer access is currently a product-use limitation.
     The aggregate purchase price was approximately $58 million dollars which consisted of $34 million in cash, $23 million of our common stock (1,157,355 shares) and $1 million of transaction costs. The purchase price was allocated to the assets acquired and liabilities assumed according to their estimated fair values. Based on an independent appraisal, the amount assigned to intangible assets represents tradename and customer relationships. The tradename has an indeterminate life and will not be amortized. The customer relationships intangible is being amortized over its 10-year estimated useful life (Note 5). The purchase price allocation is preliminary and subject to change as management continues to refine the estimated fair value of assets acquired and liabilities assumed.

     The following table includes our unaudited pro forma results of operations for the three and nine month periods ended September 30, 2005 and 2004. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the AlphaSmart acquisition had occurred at the beginning of each of the periods presented. The pro forma information contains the actual operating results of AlphaSmart with the results prior to the acquisition date adjusted to include the pro forma impact of: the amortization of intangible assets, lower interest income as a result of the sale of available-for-sale securities to fund the acquisition and the elimination of merger related costs. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition occurred at the beginning of each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net sales	$31,389	$33,797	$102,585	$115,096
Income from continuing operations	4,916	5,209	18,072	21,888
Earnings per share from continuing operations:
Basic earnings per share	.16	.16	.57	.68
Diluted earnings per share	.16	.16	.57	.68

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Our results of operations can be affected by many factors including the general economic environment and its impact on state and federal budgetary decisions, the length and complexity of the sales cycle for school districts, and the impact on revenue of transitioning some of our offerings to new subscription-based products and services which results in a significant portion of the revenue being initially deferred and recognized as revenue over the subscription period. We believe each of these factors negatively impacted our results of operations for the three and nine month periods ended September 30, 2005.
     Generation21 was divested during the first quarter of 2005 and, therefore, its results for all periods presented in the financial statements are reflected as discontinued operations.
     The acquisition of AlphaSmart was completed as of June 27, 2005 and, therefore, our condensed consolidated income statements for the three and nine month periods ended September 30, 2005 includes the results of AlphaSmart since the acquisition date.
     The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Sales:
Products	81.6%	80.6%	80.6%	82.2%
Services	18.4	19.4	19.4	17.8

Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Products	20.7%	7.6%	12.5%	7.1%
Services	36.4	41.3	39.4	48.4
Total cost of sales	23.6	14.1	17.7	14.4

Gross profit:
Products	79.3	92.4	87.5	92.9
Services	63.6	58.7	60.6	51.6
Total gross profit	76.4	85.9	82.3	85.6

Operating expenses:

Product development	15.7	15.4	14.4	12.7
Selling and marketing	26.5	31.4	25.7	27.1
General and administrative	10.6	11.9	10.8	10.7
Total operating expenses	52.8	58.7	50.9	50.5

Operating income	23.6	27.2	31.4	35.1

Other, net	1.3	2.1	1.6	1.4
Income — continuing operations before income taxes	24.9	29.3	33.0	36.5

Income taxes — continuing operations	9.2	10.9	12.2	13.6

Income — continuing operations	15.7	18.4	20.8	22.9

Income (loss) on discontinued operations, net of tax	—	(2.9)	.6	(2.7)
Net income	15.7%	15.5%	21.4%	20.2%

Three Months Ended September 30, 2005 and 2004
     Net Sales. Our net sales increased by $6.4 million, or 25.5%, to $31.4 million in the third quarter of 2005 from $25.0 million in the third quarter of 2004. Product sales increased by $5.4 million, or 27.0%, to $25.6 million in the third quarter of 2005 from $20.2 million in the third quarter of 2004. Product sales increased primarily due to the inclusion of AlphaSmart revenues in the results of operations for the third quarter of 2005.
     Service revenue for the third quarter of 2005 was $5.7 million, an increase of $0.9 million, or 19.1%, from the third quarter 2004 revenues of $4.8 million. The improvement in service revenues was driven primarily by continued growth in our newer service offerings, such as academic coaching, technical consulting and hosting revenues, as well as in our software support services.
     Cost of Sales. The cost of sales of products increased by $3.8 million, or 247.4%, to $5.3 million in the third quarter of 2005 from $1.5 million in the third quarter of 2004 due to the inclusion of AlphaSmart in the 2005 third quarter results of operations. As a percentage of product sales, the cost of sales of products increased to 20.7% in the third quarter of 2005 from 7.6% in the third quarter of 2004. The increase in the cost of sales percentage was primarily due to the impact in the third quarter of 2005 of the AlphaSmart product line which primarily consists of hardware and generates lower gross margins than our software sales.
     The cost of sales of services increased by $0.1 million, or 4.8%, to $2.1 million in the third quarter of 2005 from $2.0 million in the third quarter of 2004. As a percentage of sales of services, the cost of sales of services decreased to 36.4% in the third quarter of 2005 from 41.3% in the third quarter of 2004. The improved service margins are a result of continued cost efficiencies in delivering our onsite event services and operating leverage in our coaching and technical consulting services for which we were ramping up our cost structure ahead of revenue recognition in the prior year.
     Product Development. Product development expenses were $4.9 million in the third quarter of 2005, compared to $3.8 million in the third quarter of 2004. As a percentage of net sales, product development costs increased to 15.7% in the third quarter of 2005 from 15.4% in the third quarter of 2004. Product development expenses increased primarily due to the inclusion of AlphaSmart expenses for the first full quarter and in part to expected increases in product development expenses related to new product offerings.
     Selling and Marketing. Selling and marketing expenses of $8.3 million in the third quarter of 2005 were up by $0.4 million, or 5.8%, from $7.9 million in the third quarter of 2004, related to the inclusion of AlphaSmart expenses for the first full quarter partially offset by a decrease in the number of sales personnel compared to the prior year’s third quarter. As a percentage of net sales, selling and marketing expenses decreased to 26.5% in the third quarter of 2005 from 31.4% in the third quarter of 2004.
     General and Administrative. General and administrative expenses increased to $3.3 million for the third quarter of 2005, compared to $3.0 million in the third quarter of 2004. As a percentage of net sales, general and administrative expenses decreased to 10.6% in the third quarter of 2005 from 11.9% in the third quarter of 2004.
     Operating Income. Operating income was $7.4 million, or 23.6% of net sales in the third quarter of 2005, compared to $6.8 million, or 27.2% of net sales in the third quarter of 2004. The decrease in operating income as a percent of sales is primarily due to the reduction in gross margins related to the AlphaSmart product line offset by improved operating expense leverage.
     Income Tax Expense — Continuing Operations. Income tax expense of $2.9 million, for continuing operations, was recorded in the third quarter of 2005 at an effective income tax rate of 37.0% of pre-tax income, compared to $2.7 million, or 37.3% of pre-tax income in the third quarter of 2004.
     Discontinued Operations. The operation of Generation21 in the third quarter of 2004 resulted in a net loss of approximately $0.7 million in that period.

*	AR, AccelScan, AccelTest, Accelerated Grammar and Spelling, Accelerated Math, Accelerated Reader, Accelerated Vocabulary, Accelerated Writer, Fluent Reader, AlphaSmart, AlphaSmart 3000, AS3000, Dana, Math Facts in a Flash, Math Renaissance, Neo, Read Now, Reading Renaissance, Renaissance, Renaissance Learning, Renaissance Place, School Renaissance, STAR Early Literacy, STAR Reading, STAR Math, StandardsMaster, TestCheck and Writing Renaissance are trademarks of Renaissance Learning, Inc. registered ® or pending registration in the United States, with other applications issued or pending in other countries.

Nine Months Ended September 30, 2005 and 2004
     Net Sales. Our net sales increased by $0.8 million, or 1.0%, to $87.3 million in the first nine months of 2005 from $86.5 million in the first nine months of 2004. Product sales declined by $0.7 million, or 1.0%, to $70.4 million in the first nine months of 2005 from $71.1 million in the same period in 2004. The reduced sales levels we experienced during the first and second quarters of 2005 were offset primarily by AlphaSmart product sales in the third quarter of 2005.
     Service revenue increased by $1.5 million or 9.7%, in the first nine months of 2005 to $16.9 million from $15.4 million in the first nine months of 2004. The improvement in service revenues was driven primarily by continued growth in our newer service offerings, such as academic coaching, technical consulting and hosting revenues, as well as in our software support services.
     Cost of Sales. The cost of sales of products increased by $3.8 million, or 75.6%, to $8.8 million in the first nine months of 2005 from $5.0 million in the first nine months of 2004. As a percentage of product sales, the cost of sales of products increased to 12.5% in the first nine months of 2005 from 7.1% in the first nine months of 2004. The increase in the cost of sales percentage was primarily due to the impact in the third quarter of 2005 of the AlphaSmart product line which primarily consists of hardware and generates lower gross margins than our software sales.
     The cost of sales of services decreased by $0.8 million, or 10.6%, to $6.7 million in the first nine months of 2005 from $7.5 million in the same period in 2004. As a percentage of sales of services, the cost of sales of services decreased to 39.4% in the first nine months of 2005 from 48.4% in the first nine months of 2004. The improved service margins are a result of continued cost efficiencies in delivering our onsite event services, a more profitable 2005 National Conference and, operating leverage in our coaching and technical consulting services for which we were ramping up our cost structure ahead of revenue recognition in the prior year.
     Product Development. Product development expenses were $12.6 million or 14.4% of sales in the first nine months of 2005, compared to $11.0 million or 12.7% of sales for the first nine months of 2004. Product development expenses increased primarily due to the inclusion of AlphaSmart expenses in 2005 and in part to expected increases in product development expenses related to new product offerings.
     Selling and Marketing. Selling and marketing expenses decreased by $1.0 million, or 4.3%, to $22.4 million in the first nine months of 2005 from $23.4 million in the first nine months of 2004. Reduced selling and marketing expenses related to a decrease in the number of sales personnel compared to the prior year, offset by the inclusion of AlphaSmart selling expenses in 2005. As a percentage of net sales, selling and marketing expenses decreased to 25.7% in the first nine months from 27.1% in the first nine months of 2004.
     General and Administrative. General and administrative expenses were $9.4 million, or 10.8% of sales in the first nine months of 2005 compared to $9.2 million or 10.7% of sales in the first nine months of 2004.
     Operating Income. Operating income decreased by $2.9 million, or 9.7%, to $27.4 million in the first nine months of 2005 from $30.4 million in the same period in 2004. As a percentage of net sales, operating income decreased to 31.4% in the first nine months of 2005 from 35.1% in the first nine months of 2004.
     Income Tax Expense — Continuing Operations. Income tax expense of $10.7 million, for continuing operations, was recorded for the first nine months of 2005 at an effective income tax rate of 37.0% of pre-tax income, compared to $11.8 million, or 37.3% of pre-tax income for the first nine months of 2004.
     Discontinued Operations. We recorded a gain on the sale of Generation21 of approximately $0.7 million, including a one-time tax benefit of $1.1 million. When combined with the operating losses incurred in January and February 2005 for that subsidiary, the net income from discontinued operations totaled approximately $0.6 million in the first nine months of 2005. The net operating loss from Generation21 in the first nine months of 2004 was approximately $2.3 million in that period.

Liquidity and Capital Resources
     As of September 30, 2005, our cash, cash equivalents and investment securities were $43.7 million, down $29.9 million from the December 31, 2004 total of $73.6 million. The decrease was due to the approximately $34 million used to fund the acquisition of AlphaSmart. We continue to maintain a strong cash position, which we believe, when coupled with cash flow from operations, will be sufficient to meet both our short-term and long-term working capital requirements.
     At September 30, 2005, we had a $15.0 million unsecured revolving line of credit with a bank that is available until May 31, 2007. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2006. The line of credit bears interest based on the prime rate less 1.0%. As of September 30, 2005, the lines of credit had not been used.
     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares under our stock repurchase program. No time limit was placed on the duration of the stock repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans, acquisitions and for other general corporate purposes. During the nine months ended September 30, 2005, we repurchased 809,200 shares at a cost of $14.0 million. Since authorization, we have repurchased 5.1 million shares at a cost of $92.5 million under this repurchase program. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of September 30, 2005, we did not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that would have a material effect on our financial results.
          We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. There has been no material change in our long-term debt obligations, capital lease obligations or purchase obligations from that disclosed in our 2004 Annual Report and our May Current Report except for those obligations we assumed in connection with the acquisition of AlphaSmart in June 2005. We assumed the operating lease obligations of AlphaSmart. Also, in connection with the acquisition of AlphaSmart, we assumed certain purchase obligations related to components and other materials used in the production of products sold to our customers.
     As of September 30, 2005, our approximate contractual obligations for operating leases and purchase obligations were:

	Payments due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1- 3 years	3-5 years	5 years
(In thousands)
Operating lease obligations	$1,938	$893	$481	$440	$124
Purchase obligations	1,956	1,956	—	—	—

Total	$3,894	$2,849	$481	$440	$124

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

Forward-Looking Statements
     In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements relating to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include (i) a delay or reduction in school purchases of our products due to state budgetary constraints resulting in a reduction in the funds available to schools and (ii) those factors identified in Item 1, Business, Forward-Looking Statements; Risk Factors contained in our 2004 Annual Report, which factors are incorporated herein by reference to such report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk. Our exposure to market interest rate risk consists of: (i) the increase or decrease in the amount of interest income we can earn on our investment portfolio and (ii) the decrease or increase in value of our investment security portfolio if market interest rates increase or decrease, respectively. We anticipate that we will have sufficient liquidity to hold our investments to maturity; therefore, we do not expect to recognize any material losses or gains related to an increase or decrease in market interest rates.
     Market Risk. Our exposure to market risk relates to the quality of the holdings in our investment security portfolio. The fair market value of our investments is subject to increases or decreases in value resulting from the performance of the securities issuer, from upgrades or downgrades in the credit worthiness of the securities issuer and from changes in general market conditions.
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
     Our investment policy specifically requires that: (i) each investment have a maximum maturity of 36 months, (ii) at least 10% of the portfolio be available on 30 days notice and not more than 30% of the portfolio have a maturity in excess of 24 months, (iii) each investment meets minimum credit quality requirements, (iv) our portfolio be diversified such that not more than 10% is invested in any one issuer (other than the U.S. Treasury Department or its agencies, or money market funds) and (v) each investment meets certain maximum maturity or tender option limits based on its minimum credit rating. Our investment policy generally precludes investment in equity securities except for the investment in funds for the purpose of hedging the market value exposure on the Supplemental Executive Retirement Plan (see note 10 of our Notes to Consolidated Financial Statements contained in our 2004 Annual Report and the May Current Report, which note is incorporated herein by reference to such report). Due to the type and duration of investments in our portfolio, we do not expect to realize any material gains or losses related to market risk. As of September 30, 2005, our investment securities had a market value of approximately $27.7 million and a carrying value of $27.9 million.
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
     As of September 30, 2005, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.
     There has been no change in our internal control over financial reporting that has occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
     We completed the acquisition of AlphaSmart on June 27, 2005 and we have begun, but have not yet completed our documentation, testing and evaluation of AlphaSmart’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Common Stock. On April 17, 2002, our Board of Directors authorized a repurchase program which provides for the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares under our stock repurchase program. No time limit was placed on the duration of the stock repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes.
     The following table shows information relating to the repurchase of shares of our common stock during the three months ended September 30, 2005:

			Total Number of	Maximum
			Shares	Number of
	Total		Purchased as	Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
July 1-31, 2005	0	$0.00	0	3,283,958

August 1-31, 2005	150,500	17.78	150,500	3,133,458

September 1-30, 2005	254,900	17.64	254,900	2,878,558

Total	405,400	$17.69	405,400

Item 6. Exhibits
Exhibits.

Exhibit No.	Description
10.1	Second Amendment to Credit Agreement dated as of December 1, 2003 by and between Wells Fargo Bank, National Association and registrant

10.2	Third Amendment to Credit Agreement dated as of December 1, 2003 by and between Wells Fargo Bank, National Association and registrant

31.1	Section 302 certification by John R. Hickey

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by John R. Hickey

32.2	Section 906 certification by Mary T. Minch

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC. (Registrant)

November 8, 2005	/s/ John R. Hickey
Date	John R. Hickey
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2005	/s/ Mary T. Minch
Date	Mary T. Minch
Vice President-Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description
10.1	Second Amendment to Credit Agreement dated as of December 1, 2003 by and between Wells Fargo Bank, National Association and registrant

10.2	Third Amendment to Credit Agreement dated as of December 1, 2003 by and between Wells Fargo Bank, National Association and registrant

31.1	Section 302 certification by John R. Hickey

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by John R. Hickey

32.2	Section 906 certification by Mary T. Minch