Form 10-K
period 2005-12-31
RENAISSANCE LEARNING INC
filed 2006-03-06
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-22187
RENAISSANCE LEARNING, INC.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1559474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2911 Peach Street P.O. Box 8036 Wisconsin Rapids, Wisconsin (Address of principal executive offices)	54495-8036 (Zip Code)

Registrant’s telephone number, including area code: (715) 424-3636

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $171,728,000 as of June 30, 2005. As of February 17, 2006, there were 30,179,253 of the Registrant’s shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III is incorporated by reference from the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 19, 2006

PART I

Item 1.	Business
Overview
      Renaissance Learning, Inc. is a leading provider of computerized assessment and progress monitoring tools for pre-kindergarten through senior high (“pre-K-12”) schools in North America. Our computerized assessment and progress monitoring tools accelerate learning and improve test scores by helping educators motivate students, increasing the quality, quantity, and timeliness of performance data available to educators, facilitating increased student practice of essential skills and providing student access to low cost computing solutions.
      Our educational software products are available as traditional desktop versions that run on local area networks of individual schools or as Renaissance Place* editions which can provide access for entire school districts from a central server. Our desktop products are relatively simple to set up and maintain for an individual school, are designed to require only modest technology resources and are competitively priced at or below the discretionary spending level of most school principals. Our traditional desktop products are typically sold as school-wide perpetual software licenses with optional annual support plans.
      To meet the needs of district-wide installations, we offer Renaissance Place editions of our popular desktop applications. Renaissance Place meets district-wide needs such as scalability, remote access, centralized database and server for multiple campus use, sophisticated statistical analysis, ease of administration and district support, and integration with student data from other district systems. We introduced Renaissance Place editions of our STAR Reading and STAR Math products in 2003 followed by Accelerated Reader and Accelerated Math in mid-2004. Most of our assessment and progress monitoring software products are available in Renaissance Place editions. In contrast to our traditional desktop software, Renaissance Place products are sold primarily on a subscription basis for terms of one year.
      Our flagship product, Accelerated Reader, is software which provides information for motivating and monitoring increased literature-based reading practice and to support instruction. We believe that Accelerated Reader and our other products have achieved their significant market positions as a result of demonstrated effectiveness in assisting educators to improve student achievement in essential skills and overall academic performance. Our broad line of educational software products help educators guide instruction, manage important classroom tasks and measure student progress, thereby enabling educators to more effectively target and adjust curriculum and instruction in order to accelerate student learning.
      Our educational software covers a wide range of subject areas including reading, early literacy, mathematics, writing, vocabulary, test preparation, standards assessment and language acquisition. We provide customized assessment software to educational publishers which supports many of the popular textbook series used in K-12 and post-secondary educational institutions.
      Our acquisition of AlphaSmart, Inc. in June 2005 brings the AlphaSmart 3000, Neo and Dana portable computing solutions into our product line. AlphaSmart products are portable, easy-to-use computing devices that run curriculum-specific software focused on skills improvement and real-time formative assessments. The units offer schools the ability to provide students with significantly improved access to portable computing at a fraction of the cost of conventional personal computers.

*	AR, AccelScan, AccelTest, Accelerated Math, Accelerated Reader, Accelerated Vocabulary, AlphaSmart, AlphaSmart 3000, Dana, English in a Flash, Math Facts in a Flash, Neo, Read Now with Power Up!, Renaissance, Renaissance Learning, Renaissance Place, STAR Early Literacy, STAR Reading, STAR Math and TestCheck are trademarks of Renaissance Learning, Inc. registered®, common law or pending registration in the United States and other countries. Other trademarks are the property of their respective owners.

      In late 2005, we began shipping our new Renaissance Classroom Response System. This interactive system allows educators to easily encourage student classroom participation and obtain instantaneous feedback that can be used to quickly assess student comprehension and performance. The system employs state-of-the art radio frequency technology allowing wireless communication between students’ handheld devices and Renaissance Learning software.
      Additionally, we sell a patented optical-mark card scanner which is used with several of our software applications to automate scoring and recordkeeping tasks. Lastly, our product offerings include supplemental resources for educators and classroom use such as handbooks, workbooks, learning cards and motivational items.
      We offer a full line of professional service and support solutions that integrate with, complement, and enhance the effectiveness of, our products. Sold separately or bundled with our products to provide a complete solution, our service offerings include training workshops and seminars, report and data analysis, program evaluation, guided implementation, distance training, software support, software installation, database conversion and integration services, and application hosting.
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
Software, Portable Computing Solutions and Other Educational Products
      We offer software products to educators primarily for use in pre-K-12 schools. We also provide customized assessment software to educational publishers which they distribute mainly for use in the pre-K-12 education market. These software products help educators improve student academic performance by intensifying skills practice and increasing the quality, quantity, and timeliness of information available to educators to support instruction. Our products are offered in desktop editions which serve the needs of individual schools or in Renaissance Place editions which are scalable to meet the needs of the largest school districts from a centralized server and database.
      Accelerated Reader is software for motivating and monitoring increased literature-based reading practice and for providing educators with student progress information to support instruction. A student selects a book at an appropriate reading level from a list of books for which the school has an Accelerated Reader quiz, reads the book, and then takes a multiple-choice quiz on a computer. For each book read, Accelerated Reader tracks the amount of reading practice achieved by calculating points based on the length and difficulty of the book and the student’s performance on the quiz. The information generated from this process — titles read, percent of comprehension and amount of reading completed — creates a database of student reading achievement, from which reports are generated that help educators monitor the amount and quality of reading practice for each individual student and thereby effectively target their instruction of comprehension, vocabulary and fluency. Accelerated Reader supports recorded-voice versions of quizzes on literature books for emergent readers and quizzes for assessing reading instruction assignments found in reading textbooks, magazines and other curricula. Accelerated Reader includes built-in Spanish-English capabilities and supports Literacy Skills quizzes which allow educators to assess students’ proficiency on specific skills found in state and district language arts standards. We currently have a library of computerized book quizzes on over 100,000 titles.
      STAR Reading is an easy to use, computer-adaptive reading assessment system that determines a student’s reading level, statistically correlated to national norms, in ten minutes or less. STAR Reading adapts itself during testing by utilizing proprietary branching logic that evaluates the pattern of the student’s answers to determine the level of difficulty required for subsequent questions. Tests can be administered several times a year and the results provide educators with a database of statistically accurate reading level information on their students, grades 1-12, from which they can generate useful diagnostic reports and adjust instructional strategies accordingly.
      STAR Early Literacy software provides educators with a fast, accurate and easy solution to assess the phonemic awareness, phonic and other readiness and literacy skills of students in grades pre-K-3. The software helps educators identify each student’s specific strengths and to diagnose specific weaknesses in skills covered by all early literacy curricula and standards. STAR Early Literacy allows for the assessment process to be quickly and easily repeated several times throughout a school year at a lower cost and on a more timely basis than conventional assessments.
      Accelerated Vocabulary software helps educators maximize their students’ vocabulary growth while reducing paperwork, supporting instruction, and making vocabulary learning fun for students. Accelerated Vocabulary promotes word learning from research proven in-context reading of book passages. Reports generated by the system help educators assess student progress and monitor their vocabulary skills practice.
      Read Now with Power Up! is a comprehensive reading intervention solution that combines the instructional materials of Steck-Vaughn with the progress-monitoring assessment technology of Renaissance Learning to help educators assist students identified as struggling readers. Read Now with Power Up! employs a comprehensive instruction model, multimedia instructional materials, a software e-learning package hosted on a dedicated interactive website, and professional development services to support educators with implementation. These components work together to help educators direct students to material appropriate to their reading ability, provide the extensive practice crucial to improving reading skills, and develop the range of skills necessary to read successfully, from phonemic awareness through fluency and comprehension. Read Now with Power Up! is sold as a subscription package consisting of a one-time purchase price and an annual subscription fee.
      Accelerated Math software helps educators personalize math instruction and manage the extensive practice students need to develop math skills, master state standards and to ensure math success for students of all abilities — average, gifted and remedial  — from grade one through calculus. Accelerated Math software generates personalized assignments at each student’s level and scores them automatically using our AccelScan optical mark reader. Accelerated Math offers state standards-aligned libraries, textbook-aligned libraries for popular math textbooks and extended response libraries that integrate the application of multiple math objectives. The software provides educators with detailed reports to help them monitor progress and target instruction in a timely, effective manner.
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
      English in a Flash software utilizes a research-based approach to helping educators accelerate the language acquisition of English Language Learners (ELLs) and English as a Second Language (ESL) students. This approach is based on a systematic method of learning language without reliance upon translation, grammatical instruction, or multimedia distractions, which is significantly faster than traditional methods of language acquisition.
      AlphaSmart Products are rugged, portable, easy-to-use, low total-cost-of-ownership computing devices that can operate independently or complement existing computers. Models offered include the AS3000, Neo and Dana. AlphaSmart computing devices run curriculum-specific software focused on skills improvement and real-time formative assessment in writing, language arts, mathematics, science, keyboarding, social studies, technology literacy and special needs. In addition, the devices perform word-processing, function as a calculator, are expandable and feature advanced wireless capabilities, increasing student access to affordable portable computing.
      AccelScan is our innovative, patented optical mark card reader that offers intelligent mark recognition capability. This capability results in more accurate recognition of student marks by distinguishing many degrees of darkness from a variety of marking instruments and ignoring lighter erasures. This high-speed reader is used in conjunction with several of our software products to automate scoring of assignments and updating of student records, thereby providing educators with immediate information on student progress without time-intensive manual scoring of assignments.
      Renaissance Classroom Response System is an interactive system that allows educators to easily encourage student classroom participation and obtain instantaneous feedback that can be used to quickly assess student comprehension and performance. The system employs state-of-the art radio frequency technology allowing wireless communication between students’ handheld devices and Renaissance Learning software. Educators can use the system for quizzes, tests, surveys and exercises while encouraging increased classroom participation and saving time though automatic real-time scoring.
      Educator Resource Products. We also produce videotapes, handbooks, lesson books, math learning cards, workbooks and motivational items for use by educators in conjunction with our software and training programs. Further, we conduct research on best practices, perform field validation of techniques, publish internally generated as well as third-party research and gather information to guide the development of new and improved products.
Professional Services
      We offer a full line of professional services to our customers. Our services include support plans for our software solutions, professional development programs, web-based training, consulting and evaluation services and technical services.
      Support Plans. We offer Expert Support Plans (“ESPs”) that provide users of our products access to telephone support. Packaged with software kits and also sold separately under 12- or 24-month agreements, ESPs entitle educators to unlimited expert phone support.
      Training and Professional Development Services. We offer a variety of seminars and workshops, which are conducted through on-site training programs in which our training staff visits an individual school, school district or region to conduct a seminar or workshop; or remotely by utilizing the internet. Our professional development programs instruct educators in proven best practices to enhance their curriculum and instruction through more effective use of our products and the information they generate. Our professional development programs increase customer satisfaction with, and utilization of, our software in schools, resulting in additional sales of add-on products such as Accelerated Reader quizzes, Accelerated Math libraries, student software expansions as well as increased overall customer interest in our other products and services which tend to complement each other.
      We also hold our National School Renaissance Conference annually. The conference provides teachers and administrators with opportunities to network, receive professional development training, hear the latest research, view our newest products and services, and plan future uses of our products and services. Our 2006 National School Renaissance Conference, held in Nashville Tennessee during February 2006, was attended by approximately 3,200 educators. About 3,500 educators attended our conference in 2005 and about 3,000 in 2004.
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
      Remote Guided Implementation provides teachers or other school staff with a personal implementation specialist who provides ongoing support and assistance that typically covers an academic school year. Our implementation specialists conduct conference call sessions to kick-off a Renaissance implementation and provide ongoing best practices assistance. Guided implementation includes remote software training, installation assistance, marking period and year report analysis and program evaluation together with an assessment of program strengths and weaknesses combined with recommendations for program improvement.
      Renaissance Technical Services provide our customers with a variety of services to help with the implementation and support of their Renaissance programs. These include system setup, software installation, troubleshooting, technical training, data conversion, interface programming for most common student information systems and custom report writing. In addition, we offer web hosting for Renaissance Place applications as well as an educational technology assessment service to assist schools and districts with assessing their specific system needs.
Product Development
      We believe that continued substantial investment in product development is required to remain competitive and grow in the educational marketplace. We invest continuously in the development of new products and services, enhancement of existing products and services, development of tools to increase the efficiency of product development, and scientific research which generates concepts for new products and services, validates the efficacy of our existing products and services and provides useful feedback for improvement of new and existing products and services. For the years ended December 31, 2005, 2004, and 2003, our development expenditures were $17.0 million, $14.5 million, and $14.9 million (excluding capitalized amounts of $279,000, $563,000 and $448,000, respectively).
      We conduct research on our products and services in order to accumulate information against which to develop new, and refine existing, products and services. We conduct rigorous scientific research on the effectiveness of our products and services in accelerating learning as well as patterns of usage of our products in actual classroom settings. Data acquired and understanding gained from this process is used as an integral part of our product development process.
Selling and Marketing
      We market our educational products and services to teachers, school librarians, principals, entire schools, and school district personnel, as well as internationally through our sales offices and distributors. Our customized assessment software for educational publishers is typically distributed by publishers to educators in conjunction with sales of their related textbooks. We experience seasonal variations in our sales due to the budget and school-year cycles of our customers. Additionally, our service revenues tend to be more seasonal than product revenues due to customer preferences as to when services are delivered and due to the timing of our National School Renaissance Conference.

      Our sales and marketing strategy consists primarily of direct marketing to potential and existing customers through our geographically dispersed field sales representatives. We use a variety of lead-generating techniques, including trade shows, advertisements in educational publications, direct mail, websites and referrals.
      We also have resale arrangements with various book dealers and book publishers that sell our products to their customers. These firms are particularly receptive to such alliances because the use of our products in schools encourages increased purchases of the books and other products that they sell. We do not offer price protection or stock balancing rights to our resellers.
      Part of our distribution strategy is to develop cross-marketing arrangements with third-party firms which sell non-competing products into the education market. We have formed strategic alliances with book distributors and publishers in order to develop additional new product opportunities and to enhance the channels available to sell and distribute our products. We have alliances with several leading educational publishers including Scott Foresman, Macmillan/ McGraw-Hill, Houghton Mifflin’s School Division, and Harcourt School Publishers, in which we offer Accelerated Reader quizzes aligned to the publishers’ reading selections. We have similar alliances with textbook publishers in which we offer Accelerated Math software libraries aligned to mirror the sequence, objectives, problem types, and presentations in their textbooks.
Production
      Our software products are generally distributed on CD-ROM. Bulk CD-ROMs are produced by third-party contractors. We produce order-specific and smaller batches of CD-ROMs at our distribution facilities. Accelerated Reader quizzes and Accelerated Math libraries can be purchased and downloaded from our website. Other related products, including videotapes, books, graphics, and motivational items, are produced by third-party vendors. Our AlphaSmart portable computing devices, the Renaissance Classroom Response System and our AccelScan scanners are produced to our specifications by third-party contract manufacturers. Additionally, our users can download selected patches and software updates from our website.
Competition
      The educational technology and professional development markets in which we operate are very competitive and fragmented. We compete with many other companies offering educational software products, computing devices, interactive response systems, professional development and technology consulting services to schools. Education continues to emerge as a major global industry and potential competitors, including large hardware manufacturers, software developers, educational publishers, and consulting firms, may enter or increase their focus on the schools market, resulting in greater competition for us. In addition, we compete against other more traditional methods of education, training and testing, including pencil and paper testing.
      As we enter into new markets, existing competitors could increase the barriers to entering these markets by driving prices lower or making modifications to enhance their products. Success in selling our established products and services may cause competitors to focus on us in their marketing efforts thereby increasing direct competition. There can be no assurance that we will continue to be able to market our products and services successfully or compete effectively in the educational marketplace.
Intellectual Property
      We regard certain of our technologies as proprietary and rely primarily on a combination of patent, copyright, trademark, and trade secret laws as well as employee non-disclosure agreements to establish and protect our intellectual property rights. We also employ serialization techniques to prevent unauthorized installation of our software products and related content. There can be no assurance that the steps taken by us to protect our rights will adequately prevent and deter misappropriation. In addition, while we do not believe that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such assertions can be material, regardless of whether an assertion is validated. The software publishing industry has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. There can be no assurance that our software products will not experience unauthorized reproduction, which would have a material adverse effect on our business, financial condition and results of operations.
Employees
      As of February 1, 2006, we had 956 full-time and part-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.
Backlog
      As of December 31, 2005 and 2004, we had backlogs that aggregated approximately $20.4 million and $20.2 million, respectively. These backlogs are primarily composed of the deferred revenue related to: software support agreements, subscription-based sales, services not yet performed and registrations for our National School Renaissance Conference. Substantially all of the 2005 backlog is expected to be realized during 2006.
Forward-Looking Statements
      In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under “Item 1-Business” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans, (2) information included or incorporated by reference in our future filings with the Securities and Exchange Commission including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans and (3) information contained in written material, releases and oral statements issued by us, or on our behalf, including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the factors listed in “Item 1A-Risk Factors.”

Item 1A.	Risk Factors
      Reliance on Single Product Line. Our Accelerated Reader software and supplemental Accelerated Reader quizzes accounted for approximately 37%, 40%, and 36% of our net sales in 2005, 2004, and 2003, respectively. An overall decline in sales of Accelerated Reader and supplemental quizzes would have a material adverse effect on our business, financial condition, and results of operations.
      Dependence on Continued Product Development. The educational technology and services markets in which we compete are characterized by evolving industry standards, frequent product introductions, and sudden technological change. Our future success depends, to a significant extent, on a number of factors, including our ability to enhance our existing products, develop and successfully introduce new products in a timely fashion, and respond quickly and cost effectively to technological change, including: shifts in operating systems, hardware platforms, programming languages, alternative delivery systems, the internet and other uncertainties. There can be no assurance that new products will be as well received as our established products, particularly since they may require technology and/or resources not generally available in all schools. We attempt to maintain high standards for the demonstrated academic effectiveness of our products. Our adherence to these standards could delay or inhibit the introduction of new products. Moreover, there can be no assurance that our products will not be rendered obsolete or that we will have sufficient resources to make the necessary investments or be able to develop and market the products required to maintain our competitive position.
      Reliance on statistical studies to demonstrate effectiveness of our products and services. We rely on statistical studies to demonstrate that our products and related services improve student achievement. We believe that these studies accurately reflect the performance of our products. These studies, however, involve the following risks: (i) the sample sizes used in our studies may yield results that are not representative of the general population of students who use our products; (ii) the methods used to gather the information upon which these studies are based depend on cooperation from students and other participants, and inaccurate or incomplete responses could distort results; (iii) schools studying the effectiveness of our products may apply different methodologies and data collection techniques, making results difficult to aggregate and compare; (iv) we facilitate the collection and analysis of data for some of these studies; and (v) we hire researchers to aggregate and present the results of some of these studies and, in some cases, to conduct the studies.
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
      Risks of International Expansion. A component of our growth strategy is the expansion of our operations in international markets. Doing business in international markets is subject to a number of risks, including, among others: acceptance by foreign educational systems of our approach to educational products; lack of existing customer base; unexpected changes in regulatory requirements; potentially adverse tax consequences; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; changing economic conditions; exposure to different legal standards (particularly with respect to intellectual property); burdens of complying with a variety of foreign laws; and fluctuations in currency exchange rates. If any of these risks were to materialize, our business, financial condition, and results of operations could be adversely affected.
      Educational Philosophies. Our products support all teaching methods and curricula by focusing on continuous feedback, increased student practice of essential skills, and demonstrated product effectiveness through measurable results. Certain educators, academics, politicians, and theorists, however, declaim strong philosophies of instruction that can lead them to oppose educational products or services that fall outside a very narrow definition. These philosophies can include, but are not limited to opposition to standardized testing or over-reliance on the same; opposition to computers or motivational techniques; exclusive focus on particular types of direct instruction; and highly technical definitions of acceptable research. Some of these philosophical stances have the capacity to negatively influence the market for our products and services, and such influence could have a material adverse impact on demand and thus on our business, financial condition, and results of operations.

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
      Geographic Concentration of Sales. A substantial portion of our sales is concentrated in several states, including California, Texas, Florida, Michigan, and Georgia, which accounted for approximately $14.8 million, $13.2 million, $6.6 million, $4.3 million, and $4.3 million, respectively, of our net sales in 2005. If large numbers of schools or a district or districts controlling a large number of schools in such states were to discontinue purchasing our products and services, our business, financial condition, and results of operations would be materially adversely affected.
      Highly Competitive Industry. The educational technology and professional development markets in which we operate are very competitive and fragmented. We compete with other companies offering educational software products, computing devices, interactive response systems, professional development, and technology consulting services to schools. Education continues to emerge as a major global industry and potential competitors, including large hardware manufacturers, software developers, educational publishers, and consulting firms, may enter or increase their focus on the schools market, resulting in greater competition for us. In addition, we compete against more traditional methods of education, training and testing, including pencil and paper testing.
      As we enter into new markets, existing competitors could increase the barriers to entering this market by driving prices lower or making modifications to enhance their products. Success in selling our established products and services may cause competitors to focus on us in their marketing efforts thereby increasing direct competition. There can be no assurance that we will continue to be able to market our products successfully or compete effectively in the educational marketplace.
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
      Fluctuations in Quarterly Performance. We generally ship products as orders are received, and therefore, we have historically operated without a significant backlog of products. The quantity of product orders in any quarter can be affected by a variety of factors, including:

•	delays in the development and/or shipment of new products;

•	the closing of large contract sales, such as those to school districts;

•	the shipment of new products for which orders have been building for a period of time; and

•	seasonal variations due to, among other things, the budget and school year cycles of our school customers.
In addition, our quarterly results can also be affected by:

•	charges related to acquisitions and divestitures, including related expenses, the write-off of in-process research and development, the amortization of intangible assets, asset impairments and similar items;

•	charges related to obsolete or impaired assets;

•	supply-chain issues such as manufacturing problems, delivery delays, or quality issues;

•	expenses related to product development and marketing initiatives; and

•	expenses for product support costs.
      Our overall gross margins also fluctuate based upon the mix of software, hardware and service sales. We realize higher margins on our software product sales than our hardware and service sales. Some of our revenues tend to be seasonal due to customer preferences as to when products and services are delivered and due to the timing of our National School Renaissance Conference, resulting in seasonal variations in margins.
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
      Limited Protection of Intellectual Property and Proprietary Rights. We regard certain of our technologies as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws and employee non-disclosure agreements to establish and protect our intellectual property rights. We also employ serialization techniques to prevent unauthorized installation of our software products and related content. There can be no assurance that the steps taken by us to protect our rights will be adequate to prevent or deter misappropriation. In addition, while we do not believe that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such assertions can be material, regardless of whether an assertion is validated. The software publishing industry has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. There can be no assurance that our software products will not experience unauthorized reproduction, which would have a material adverse effect on our business, financial condition, and results of operations.
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
      Concentration of Share Ownership; Control by Principal Shareholders/ Management. As of February 17, 2006, our principal shareholders, Judith Paul and Terrance Paul, co-chairmen and co-founders of the company, beneficially owned approximately 74% of our outstanding common stock. As a result, these principal shareholders have the ability to control and direct our business and affairs.

      Shares Eligible for Future Sale. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of February 17, 2006, approximately 22.4 million shares of our common stock were held by “affiliates” and may be publicly sold only if registered under the Securities Act of 1933 or sold in accordance with an applicable exemption from registration, such as Rule 144. In addition, we have filed registration statements under the Securities Act of 1933 to register an aggregate of 6,000,000 shares of common stock reserved for issuance under our 1997 Stock Incentive Plan and an aggregate of 500,000 shares of common stock reserved for issuance under our Employee Stock Purchase Plan (“ESPP”), which will, when issued in accordance with such plans, be eligible for immediate sale in the public market, subject to the Rule 144 resale limitations for affiliates. We did not offer the ESPP to our employees in 2003, 2004 or 2005 and have no intention of offering it in 2006.
      Cash Dividends. We declared quarterly cash dividends of $.05 per share for each of the four quarters of 2005. We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders. However, our dividend policy may be affected by, among other things, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels, acquisitions, legal risks, and stock repurchases. Our dividend policy may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on the market price of our common stock.
      Possible Antitakeover Effects of Certain Articles and By-Laws Provisions and Provisions of Wisconsin Law. Our Amended and Restated Articles of Incorporation and Amended and Restated By-Laws, along with Wisconsin statutory law, contain provisions that could discourage potential acquisition proposals and might delay or prevent a change in control of Renaissance Learning, Inc. Such provisions could result in our being less attractive to a potential acquirer and could result in the shareholders receiving less for their common stock than otherwise might be available in the event of a takeover attempt.
      Acquisitions. In order to strengthen our business, we continually evaluate strategic opportunities, including acquisitions. Acquisitions involve a number of difficulties and risks, including, among others: the failure to integrate personnel, technology, research and development, marketing and sales operations of the acquired company; the diversion of management time and resources and the resulting disruption to our ongoing business; the potential loss of the acquired company’s customers, as well as our own; and unanticipated costs and liabilities. If we fail to integrate an acquired company or business successfully, our business, financial condition, and results of operations could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If customers of the acquired company, or our customers, are uncertain about our ability to operate on a combined basis with the acquired company, they could delay or cancel orders for products and services. Moreover, we may not successfully evaluate or utilize the acquired technology or accurately forecast the financial impact of an acquisition transaction.
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

Item 1B.	Unresolved Staff Comments
      As of December 31, 2005, we have not received any written comments from the Commission regarding our periodic or current reports under the Exchange Act.

Item 2.	Properties
      Our corporate headquarters are located in Wisconsin Rapids, Wisconsin, in a 125,000 square foot facility owned by us which was constructed in 1996. We also own a 34,000 square foot distribution facility in Wisconsin Rapids, Wisconsin. Additionally, we lease various other office and warehouse space. We believe our facilities are adequate to support our operations for the foreseeable future.

Item 3.	Legal Proceedings
      We are subject to various claims and proceedings covering a wide range of matters that arise in the ordinary course of our business activities. We believe that any liability that may ultimately arise from the resolution of these matters will not have a material adverse effect on our financial position, results of operations or shareholders’ equity.

Item 4.	Submission of Matters to a Vote of Security Holders
      We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age of Officer	Office

Judith Ames Paul Age 59	Ms. Paul is the co-founder of the company and has been chairman of the board of directors since February 2006. From 1986 until July 2001, and again from August 2002 until July 2003, Ms. Paul served as chairman of the board, and from July 2001 until August 2002, and again from July 2003 until February 2006, Ms. Paul served as co-chairman with Mr. Paul. Ms. Paul has been a director since 1986. Ms. Paul acts as our spokesperson and is a leading teacher advocate. Ms. Paul holds a bachelor’s degree in elementary education from the University of Illinois. Judith Paul is Terrance Paul’s wife.
Terrance D. Paul Age 59	Mr. Paul is the co-founder of the company and has been our president and chief executive officer since February 2006. From August 2002 until July 2003, Mr. Paul served as our chief executive officer. From July 1996 until July 2001, Mr. Paul served as vice chairman of the board and from July 2001 until August 2002, and again from July 2003 until February 2006, Mr. Paul served as co-chairman with Ms. Paul. Mr. Paul has been a director since 1986. Mr. Paul holds a law degree from the University of Illinois and an MBA from Bradley University. Terrance Paul is Judith Paul’s husband.
Mary T. Minch Age 39	Ms. Minch has been our chief financial officer and secretary since November 2004 and has served as vice-president, finance since December 2003. From February 2003 to December 2003, Ms. Minch held the position of North American division controller for Stora Enso North American, Corp., a forest product company whose parent company acquired Consolidated Papers, Inc. From October 2000 to February 2003, she served as controller-magazine papers at Stora Enso North American, Corp. From April 1999 to October 2000, she was assistant controller at Consolidated Papers, Inc., a paper processing company. Ms. Minch holds bachelor’s degrees in managerial accounting and finance from the University of Wisconsin-Stevens Point and a master’s degree from the University of Wisconsin-Oshkosh, and is a Certified Public Accountant.
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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock is traded under the symbol “RLRN” on The NASDAQ Stock Market®, and quotations are supplied by the National Association of Securities Dealers, Inc. Information regarding the market prices of our common stock may be found in Note 16 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”
Holders
      As of February 17, 2006, there were 635 record holders of the common stock.
Historical Dividends
      For the year ended December 31, 2003, no dividends or other distributions were paid to shareholders. We declared a special cash dividend of $2.15 per share on January 28, 2004 and also declared quarterly cash dividends of $0.04 per share for each of the four quarters of 2004 and $0.05 for each of the four quarters of 2005. We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders.
Recent Sales of Unregistered Securities
      There were no sales of unregistered securities during the year ended December 31, 2005.
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
      The following table shows information relating to the repurchase of shares of our common stock during the three months ended December 31, 2005:

			Total Number of
			Shares Purchased	Maximum Number of
			as Part of	Shares that May yet
	Total Number	Average	Publicly	be Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

October 1-31	201,600	$16.16	201,600	2,676,958
November 1-30	577,743 (1)	17.85	572,743	2,104,215
December 1-31	253,688	19.08	253,688	1,850,527

Total	1,033,031	$17.84	1,028,031

(1)	Includes 5,000 shares purchased in an open-market transaction by one of our directors, Addison L. Piper.

Item 6.	Selected Financial Data
SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

	Year Ended December 31,

	2005	2004	2003	2002	2001

Consolidated Income Statement Data
Net sales:
Products	$94,296	$91,482	$106,080	$108,406	$109,758
Services	21,987	20,242	21,552	20,985	21,159

Total net sales	116,283	111,724	127,632	129,391	130,917

Cost of sales:
Products	12,917	6,167	10,656	11,782	14,425
Services	8,669	9,532	9,628	9,243	9,721

Total cost of sales	21,586	15,699	20,284	21,025	24,146

Gross profit	94,697	96,025	107,348	108,366	106,771
Operating expenses:
Product development	17,046	14,536	14,881	14,960	15,626
Selling and marketing	30,778	30,551	27,997	28,013	26,508
General and administrative	12,989	12,005	12,346	12,682	12,305

Total operating expenses	60,813	57,092	55,224	55,655	54,439

Operating income	33,884	38,933	52,124	52,711	52,332
Other, net	3,494	1,640	2,267	3,760	4,177

Income — continuing operations before income taxes	37,378	40,573	54,391	56,471	56,509
Income taxes — continuing operations	13,211	15,012	19,406	21,744	21,673

Income — continuing operations	24,167	25,561	34,985	34,727	34,836
Income (loss) — discontinued operations	584	(2,859)	(2,444)	(3,289)	(4,167)

Net income	$24,751	$22,702	$32,541	$31,438	$30,669

Earnings (loss) per share:
Basic:
Continuing operations	0.78	0.82	1.12	1.03	1.01
Discontinued operations	0.02	(0.09)	(0.07)	(0.10)	(0.12)

Net income	$0.80	$0.73	$1.05	$0.93	$0.89

Diluted:
Continuing operations	0.78	0.82	1.12	1.02	1.00
Discontinued operations	0.02	(0.09)	(0.08)	(0.10)	(0.12)

Net income	$0.80	$0.73	$1.04	$0.92	$0.88

Cash dividends declared per share	$0.20	$2.31*	$—	$—	$—
Consolidated Balance Sheet Data
Working capital	$21,539	$41,815	$103,240	$74,496	$83,383
Total assets	128,382	114,724	159,601	147,611	159,961
Shareholders’ equity	95,866	84,417	133,330	121,236	136,531

*	Includes a special dividend of $2.15 per share.
      Generation21 was divested during 2005 and, therefore, its results for all periods presented in the consolidated financial statements are reflected as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Renaissance Learning, Inc. is a leading provider of computerized assessment and progress monitoring tools for pre-kindergarten through senior high (“pre-K-12”) schools in North America. Our computerized assessment and progress monitoring tools accelerate learning and improve test scores by helping educators motivate students, increasing the quality, quantity, and timeliness of performance data available to educators, facilitating increased student practice of essential skills and providing student access to low cost computing solutions.
      Our sales are derived primarily from the sale of software products, computerized hardware products and related services. Revenues are recorded net of an allowance for estimated returns. Allowances for bad debts are also recorded at the time of the sale. Product revenue is primarily derived from educational software and hardware products. We recognize revenue from sales of our perpetually licensed off-the-shelf software products and hardware at the time of shipment to customers. Revenue from subscription-based products is recognized on a straight-line basis over the subscription period. We recognize revenue from the sale of software products which require significant customization or modification on the percentage-of-completion method of accounting.
      Service revenue is primarily derived from: (i) training seminars, (ii) software telephone support agreements, (iii) consulting services and (iv) technical services. Revenue from training seminars is recognized when the seminar or workshop is performed. Revenue from consulting and technical services is recognized as the services are performed or on a straight-line basis over the contractual period. Telephone support included with sales of perpetual software licenses has a duration of twelve months or less and is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from other product support agreements is initially recorded as deferred revenue and recognized as revenue on a straight-line basis over 12 or 24 months depending on the term of the agreement. Deferred revenue includes: (i) amounts invoiced for products not yet delivered and services not yet performed, (ii) advance invoicing on contracts and (iii) that portion of product support agreements and subscription-based product sales that has not yet been recognized as revenue.
      Because our products are generally shipped as orders are received, we have historically operated without a significant backlog of products. However, it is our practice to announce new products prior to when the products are ready for shipment to allow customers sufficient lead time for budgeting and curriculum purposes. This practice can result in fluctuations in backlog for orders of new products. These orders are generally filled within a relatively short period of time after the product is ready for shipment. Registrations for training seminars are generally received from customers in advance of training events, resulting in a backlog for these services. Additionally, under district-wide implementations, customers commit to a comprehensive solution consisting of products and services in advance of delivery of the products and services. The delivery of backlogged products and services in certain periods can cause those periods to have higher revenue and higher revenue growth rates than other periods.
      Cost of sales consists of expenses associated with sales of our software and hardware products and the delivery of services. These costs include: (i) personnel-related costs, (ii) costs of purchased materials such as our portable computing devices, optical-mark card scanners, interactive response systems, educational products, training materials, manuals and motivational items, (iii) shipping and freight costs, (iv) amortization of capitalized development costs and (v) other overhead costs. We realize higher gross margins on our software product sales than on our hardware and service sales.
      We expense all development costs associated with a software product until technological feasibility is established, after which time such costs are capitalized until the product is available for general release to customers. Capitalized product development costs are amortized into cost of sales, beginning when the product is available for general release, using the straight-line method over the estimated economic life of the product, which is generally estimated to be 24 months.

Acquisition and Divestiture
      On June 27, 2005, we acquired AlphaSmart, Inc. a provider of affordable, portable computing solutions for K-12 schools. The results of AlphaSmart’s operations are included in our consolidated financial statements since that date. AlphaSmart products are portable, easy-to-use computing devices that run curriculum-specific software focused on skills improvement and real-time formative assessments. The units offer schools the ability to provide students with significantly improved access to portable computing at a fraction of the cost of conventional personal computers. AlphaSmart, based in Los Gatos, California, was founded in 1992 by former Apple Computer engineers. The acquisition provides opportunities to achieve future long-term synergies related to the complementary nature of AlphaSmart’s hardware products and Renaissance’s software products. AlphaSmart’s products have the future potential to run Renaissance’s software, thus enabling students greater access to our software where ready availability of computer access is currently a product-use limitation.
      In February 2005, we consummated the sale of our Generation21 subsidiary, a non-core part of our business. The results of Generation21, for all periods presented in our consolidated financial statements, are reflected as discontinued operations. Except as indicated, amounts referred to in this Item 7 relate to continuing operations.
Results of Operations
      Our annual results of operations can be influenced by, among other things, general economic factors and the related impact on state and federal budgetary policy. School funding is typically a priority budget item and thus exhibits less volatility in economic downturns than other programs. However, in highly recessionary periods or in periods of sustained economic slow down, curtailments in school funding can be significant. The difficult educational funding environment in recent years has contributed to the decline in our results from continuing operations we experienced for 2005 and 2004.
      Our Renaissance Place products are designed to meet the needs of entire districts from a central server. Sales of products and services at a district level are more complex, have a longer sales cycle, and are typically for a larger dollar amount than sales made to individual schools. Thus, revenues from district sales can be more uneven and are more difficult to accurately predict. Consequently, our revenues and results of operations can be significantly impacted by the timing of large district orders.
      Since our Renaissance Place product and service offerings are typically sold on a subscription basis with a term of twelve months, a greater portion of our revenue is initially deferred and recognized into income over the subscription period. This can cause our revenue to show a greater decline than it would have if these products had been sold as perpetual licenses, for which the revenue is recognized immediately upon shipment. Deferred revenue increased $1.8 million and $6.0 million, over the years ended December 31, 2005 and 2004, respectively.
      Our net income and results of operations can also be affected by other items, as was the case during 2005 relating to: (i) the acquisition of AlphaSmart, (ii) the divestiture of Generation21, (iii) the sale of our Madison, Wisconsin office building and (iv) the tax benefit related to the settlement of certain state and federal tax positions in 2005. Each of these items had a significant impact on our income reported for the year ended December 31, 2005.

      The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	For the Years Ended
	December 31,

	2005	2004	2003

Net Sales:
Products	81.1%	81.9%	83.1%
Services	18.9	18.1	16.9

Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Products	13.7%	6.7%	10.0%
Services	39.4	47.1	44.7

Total cost of sales	18.6	14.1	15.9

Gross profit:
Products	86.3	93.3	90.0
Services	60.6	52.9	55.3

Total gross profit	81.4	85.9	84.1

Operating expenses:
Product development	14.7	13.0	11.7
Selling and marketing	26.5	27.4	21.9
General and administrative	11.1	10.7	9.7

Operating income	29.1	34.8	40.8
Other, net	3.1	1.5	1.8

Income — continuing operations before income taxes	32.2	36.3	42.6
Income taxes — continuing operations	11.4	13.4	15.2

Income — continuing operations	20.8	22.9	27.4

Income — discontinued operations	0.5	(2.6)	(1.9)

Net Income	21.3%	20.3%	25.5%

Years Ended December 31, 2005 and 2004
      Net Sales. Our net sales increased by $4.6 million or 4.1%, to $116.3 million in 2005 from $111.7 million in 2004. The increase in sales is due to the inclusion of AlphaSmart revenues in the results of operations for 2005 partially offset by declines in other product and service offerings. Product sales increased by $2.8 million, or 3.1%, to $94.3 million in 2005 from $91.5 million in 2004.
      Service revenue increased by $1.8 million, or 8.6%, to $22.0 million in 2005 compared to $20.2 million in 2004 Our service revenues continue to show positive growth over the prior year primarily driven by improvement in our newer service offerings such as guided implementation and installation services.
      Cost of Sales. The cost of sales of products increased by $6.7 million, or 109.5%, to $12.9 million in 2005 from $6.2 million in 2004. As a percentage of product sales, the cost of sales of products increased to 13.7% in 2005 from 6.7% in 2004. The increase in the cost of sales percentage was primarily due to the impact in 2005 of the AlphaSmart hardware product sales which generate lower gross margins than our software sales.

      The cost of sales of services decreased by $0.8 million , or 9.1%, to $8.7 million in 2005 from $9.5 million in 2004. As a percentage of sales of services, the cost of sales of services decreased to 39.4% in 2005 from 47.1% in 2004. The improved service margins are the result of: (i) operating leverage in our newer service offerings for which we were ramping up costs ahead of revenue in 2004 and (ii) a more profitable 2005 National School Renaissance Conference.
      Our overall gross profit margin percentage decreased to 81.4% in 2005 from 85.9% in 2004 primarily driven by the increased cost of sales percentage on product sales as discussed above.
      Product Development. Product development expense, which excludes amounts capitalized, increased to $17.0 million in 2005 from $14.5 million in 2004. As a percentage of net sales, product development expenses increased to 14.7% in 2005 from 13.0% in 2004. Product development expenses increased primarily due to the inclusion of AlphaSmart expenses in 2005 and in part to increases in product development expenditures related to new product offerings. We capitalized product development expenses of $279,000 in 2005 compared to $563,000 in 2004.
      Selling and Marketing. Selling and marketing expenses were relatively unchanged at $30.8 million in 2005 compared to $30.6 million in 2004. We experienced lower selling and marketing expenses in the first half of 2005 than in 2004 due to comparatively lower levels of field sales personnel. This was offset by higher expenses in the second half of 2005 due to the incremental inclusion of AlphaSmart’s selling and marketing expenses in our results. As a percentage of net sales, selling and marketing expenses were 26.5% in 2005 compared to 27.4% in 2004.
      General and Administrative. General and administrative expenses increased by $1.0 million, or 8.2%, to $13.0 million in 2005 from $12.0 million in 2004. General and administrative expenses increased primarily due to the inclusion of AlphaSmart expenses in 2005. As a percentage of net sales, general and administrative costs increased to 11.1% in 2005 from 10.7% in 2004.
      Operating Income. Operating income decreased by $5.0 million, or 13.0%, to $33.9 million in 2005 from $38.9 million in 2004. As a percentage of net sales, operating income decreased to 29.1% in 2005 from 34.8% in 2004 primarily due to the combined impact of the increased product development expenses and the lower gross margins related to the increased proportion of revenue from hardware sales which generate lower gross margins than our software sales.
      Other income. Other income increased $1.9 million to $3.5 million in 2005, from $1.6 million in 2004, primarily due to the sale of our Madison, Wisconsin office building which generated a $1.8 million pre-tax gain in 2005.
      Income Tax Expense — Continuing Operations. Income tax expense of $13.2 million, from continuing operations, was recorded in 2005 at an effective income tax rate of 35.3% of pre-tax income, compared to $15.0 million, or 37.0% of pre-tax income for 2004. In 2005, we recognized a tax benefit of approximately $0.8 million related to the favorable resolution of certain state and federal tax positions which was the primary reason for the 1.7 point decrease in the effective tax rate.
      Discontinued Operations. We recorded a gain on the sale of Generation21 of approximately $0.7 million, including a one-time tax benefit of $1.3 million. When combined with the operating losses incurred in January and February 2005 for that subsidiary, the net income from discontinued operations totaled approximately $0.6 million in 2005. The net operating loss from Generation21 in 2004 was approximately $2.9 million.
Years Ended December 31, 2004 and 2003
      Net Sales. Our net sales declined by $15.9 million, or 12.5%, to $111.7 million in 2004 from $127.6 million in 2003. The lower sales were attributed to two main factors, an increase in deferred revenue and an interruption of customer order patterns as a result of our new product offerings. Deferred revenue increased by $6.0 million during the year, mainly due to our transition to a subscription-based model for Renaissance Place and several newer service offerings. We began to ship the new Renaissance Place versions of Accelerated Reader and Accelerated Math in May 2004. Renaissance Place, unlike our perpetually licensed versions, is a subscription-based product that requires a significant portion of the sale to be initially recorded as deferred revenue and then recognized as revenue over the subscription period, typically 12 months. We believe the interruption in order patterns was caused by customers delaying their purchase decisions as they evaluated the new Renaissance Place versions of our software and by the longer sales cycles required when selling at the district level. Product sales decreased by $14.6 million, or 13.8%, to $91.5 million in 2004 from $106.1 million in 2003.
      Service revenue decreased by $1.4 million, or 6.1%, to $20.2 million in 2004 compared to $21.6 million in 2003. Lower attendance at our 2004 National School Renaissance Conference resulted in about $700,000 less revenue compared to our 2003 National School Renaissance Conference. Our onsite and hotel training revenues declined in the period, partially offset by some of our newer service offerings as we continued to de-emphasize our single event training offerings in favor of guided implementation, consulting, and other services during 2004.
      Cost of Sales. The cost of sales of products decreased by $4.5 million, or 42.1%, to $6.2 million in 2004 from $10.7 million in 2003. As a percentage of product sales, the cost of sales of products decreased to 6.7% in 2004 from 10.0% in 2003. The lower cost of sales was mainly due to lower scanner warranty costs, cost efficiencies achieved in the delivery of our custom assessment products and to the sales mix in 2004 compared to 2003 with proportionally lower sales of scanners, which is a lower gross profit margin product than our software products.
      The cost of sales of services was $9.5 million in 2004 and $9.6 million in 2003, a decrease of $0.1 million or 1.0%. As a percentage of sales of services, the cost of sales of services increased to 47.1% in 2004 from 44.7% in 2003. The increased percentage was mainly due to the costs of ramping up our new service offerings prior to their full utilization as well as lower attendance at our 2004 National School Renaissance Conference. Since most of the costs to host the conference are relatively fixed, the lower revenue directly affected profitability.
      Our overall gross profit margin improved to 85.9% in 2004 from 84.1% in 2003 driven by the factors disclosed above in the product cost of sales analysis.
      Product Development. Product development expense, which excludes amounts capitalized, decreased slightly to $14.5 million in 2004 from $14.9 million in 2003 as we continued to invest in the development of new products and the enhancement of existing products. As a percentage of net sales, product development expenses increased to 13.0% in 2004 from 11.7% in 2003. We capitalized product development expenses of $563,000 in 2004 compared to $448,000 in 2003.
      Selling and Marketing. Selling and marketing expenses increased to $30.6 million in 2004 compared to $28.0 million in 2003. The increase was mainly due to additional costs related to the expansion of our field sales team. As a percentage of net sales, selling and marketing expenses were 27.4% in 2004 compared to 21.9% in 2003.
      General and Administrative. General and administrative expenses decreased slightly by $0.3 million, or 2.8%, to $12.0 million in 2004 from $12.3 million in 2003. The decline was primarily due to a one-time executive severance expense incurred in 2003. As a percentage of net sales, general and administrative costs increased to 10.7% in 2004 from 9.7% in 2003.
      Operating Income. Operating income decreased by $13.2 million, or 25.3%, to $38.9 million in 2004 from $52.1 million in 2003. As a percentage of net sales, operating income decreased to 34.8% in 2004 from 40.8% in 2003 due to the combination of lower revenue and higher operating expenses.
      Income Tax Expense — Continuing Operations. Income tax expense of $15.0 million, from continuing operations, was recorded for 2004 at an effective income tax rate of 37.0% of pre-tax income, compared to $19.4 million, or 35.6% of pre-tax income for 2003. The income tax expense for 2003 included a non-recurring benefit of $1.0 million related to tax credits for research activities in excess of previously estimated amounts which was the primary difference for the 1.4 point increase in the effective tax rate.

      Discontinued Operations. The net operating loss, for Generation21, from discontinued operations totaled $2.9 million in 2004 compared to the net operating loss of $2.4 million in 2003.
Liquidity and Capital Resources
      As of December 31, 2005, our cash, cash equivalents and investment securities were $34.6 million, down $39.0 million from the December 31, 2004 total of $73.6 million. During 2005, we generated operating cash flow of $31.5 million and $3.2 million in proceeds from the sale of our Madison, Wisconsin office building. We used $34.0 million to fund the purchase of AlphaSmart and $32.4 million for repurchases of our common stock.
      At December 31, 2005, we had a $15.0 million unsecured revolving line of credit with a bank which is available until May 31, 2007. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2007. The line of credit bears interest based on the prime rate less 1.0%. As of December 31, 2005, the lines of credit had not been used.
      On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized an additional 3,000,000 shares under the stock repurchase program. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of January 1, 2005 through December 31, 2005, we repurchased 1.8 million shares at a cost of $32.4 million. Since authorization, we have repurchased 6.2 million shares at a cost of $110.9 million under this repurchase program. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.
      We declared a special cash dividend of $2.15 per share on January 28, 2004, quarterly cash dividends of $0.04 per share for each of the four quarters of 2004 and quarterly cash dividends of $0.05 for each of the four quarters of 2005. We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders.
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
      Operating Leases. We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. We utilize operating leases for some of our facilities to gain flexibility as compared to purchasing facilities outright and limit our exposure to many of the risks of owning commercial property, particularly with regard to international operations. These agreements generally are for terms of one to five years and cannot be terminated by either the lessor or us for reasons other than breach of the lease agreement. We do not anticipate early termination of any of these agreements. For each of the years ended December 31, 2005, 2004 and 2003, respectively, we incurred expenses of approximately $0.9 million, $1.1 million, and $1.1 million, related to these operating leases.
      Purchase Obligations. We enter into commitments with certain suppliers to purchase components for our hardware products, such as AlphaSmart computing devices, AccelScan scanners and the Renaissance Classroom Response System. We typically commit to purchases of components in quantities to cover one to six months of advance production and therefore expect these obligations to be satisfied within one year.

      As of December 31, 2005, our approximate contractual obligations for operating leases and purchase obligations (by period due) were as follows:

	Payments Due by Period

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In Thousands)
Operating lease obligations	$2,956	$883	$1,798	$275	$—
Purchase obligations	5,766	5,766	—	—	—

Total	$8,722	$6,649	$1,798	$275	$—

      Retirement Plan. We have established a Supplemental Executive Retirement Plan (“SERP”) for the provision of retirement benefits to members of our senior management. Under the terms of the plan, participants elect to defer receipt of a portion of their compensation and to hypothetically invest it in certain mutual fund investments. Upon a participant’s retirement (or certain other events), the Company has an obligation to repay the deferred compensation, a defined matching company contribution and the hypothetical market gain or loss of each participant’s investment selections. As of December 31, 2005, we have fully funded the $1.6 million aggregate contractual obligation for future payments to SERP participants. The SERP is more fully described in Note 11 of our Notes to Consolidated Financial Statements.
      Other Obligations. As of December 31, 2005, we did not hold any long-term debt obligations, long-term purchase obligations or material capital lease obligations.
Critical Accounting Policies and Estimates
      The foregoing discussion is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The following is a list of our critical accounting policies defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and/or require management’s significant judgments and estimates. This is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 5 of our Notes to Consolidated Financial Statements.
      Revenue Recognition. We recognize revenue from our software products in accordance with Statement of Position No. 97-2 “Software Revenue Recognition” issued by the Accounting Standards Executive Committee of the AICPA. Under this accounting standard, revenue is recognized when the following have occurred: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred or a service has been performed, pricing is fixed and determinable, and collectibility is probable. Revenue is recognized as follows: (i) at the time of shipment to customers for perpetually licensed off-the-shelf software products and related telephone support with a duration of 12 months or less sold with the product, (ii) on the percentage-of-completion basis for software products which require significant customization or modification, (iii) as seminars are performed for training, (iv) straight-line over the term of the support agreement for other software support agreements, (v) as the service is performed or on a straight-line basis over the contractual period for technical and consulting services, and (vi) straight-line over the subscription period for subscription based products. Accordingly, management is required to make judgments as to whether pricing is fixed and determinable, whether collectibility is reasonably assured and what the percentage of completion is as of the financial reporting date.
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

      Impairment of Long-Lived Assets. We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate the recoverability of goodwill and other intangible assets with indefinite useful lives annually or more frequently if events or circumstances indicate that an asset may be impaired. Management uses judgment when applying impairment rules to determine when an impairment test is necessary. Examples of factors which could trigger an impairment review include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant adverse changes in legal factors or the business climate that impact the value of an asset.
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
      Software Support and Product Warranty Obligations. We record a liability for the estimated cost of software support and hardware warranties at the time of sale. Estimated costs are based upon our historical cost experience of fulfilling these obligations as well as other factors that in our judgment could reasonably be expected to affect those costs, such as trends in the cost of providing telephone support and product return rates. If the actual costs of fulfilling these obligations differ from our estimates, it could result in additional charges to cost of sales in future periods.
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
Recent Accounting Pronouncement
      In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment”. This statement revises SFAS 123, “Accounting for Stock-Based Compensation”, and requires companies to expense the value of employee stock option grants, restricted stock and similar awards. The statement is effective for the company on January 1, 2006.
      Historically, we have elected to follow the intrinsic value method of accounting for our employee stock options. Accordingly, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, we have not recognized any compensation expense related to grants of stock options to our employees.
      Upon the adoption of SFAS 123R, we will expense stock option grants in our Consolidated Statement of Income based on the grant-date fair value of the instruments issued using an option pricing model and will be recognized over the requisite service period. For the years ended December 31, 2005, 2004 and 2003, total stock-based employee compensation expense, net of related tax effects determined under this new standard, would have been $2.5, $1.7 and $3.8 million, respectively (See Note 5(j)). The adoption of SFAS 123R will not have a material effect on our financial results as we do not have a substantial number of unvested options outstanding at December 31, 2005. Stock option expense in 2006 will be dependent on a number of factors, including the fair value of awards at the time of grant.
Subsequent Event
      Our former president and chief executive officer resigned effective February 15, 2006 and we entered into a severance agreement with him at that time. As a result of this severance agreement, we expect to record an expense in the first quarter of 2006 of approximately $0.9 million ($0.6 million after tax).

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
      Our investment policy permits investments in obligations of the U.S. Treasury and Agencies, money market funds, and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan (see Note 11 of our Notes to Consolidated Financial Statements). As of December 31, 2005, our investment securities had a market value of approximately $27.4 million and a carrying value of $27.5 million. In addition, we hold the first mortgage note on our former facility in Madison, Wisconsin, which had a balance of $5.9 million as of December 31, 2005. The mortgage note matures on December 31, 2008 and is secured by the value of the underlying real estate. Due to the type and duration of our investments we do not expect to realize any material gains or losses related to market risk.
      Foreign Currency Exchange Rate Risk. The financial position and results of operations of our foreign subsidiaries are measured using local currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars using average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. Translation gains or losses are deferred as a separate component of shareholders’ equity. Aggregate foreign currency transaction gains and losses are included in determining net income. As such, our operating results are affected by fluctuations in the value of the U.S. dollar compared to the Australian dollar, British pound, Canadian dollar, Euro, and Indian Rupee. At this time, foreign exchange rate risk is not significant due to the relative size of our foreign operations and revenues derived from sales in foreign currency.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Renaissance Learning, Inc. and Subsidiaries
      We have audited the accompanying consolidated balance sheets of Renaissance Learning, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Renaissance Learning, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 22, 2006

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

	2005	2004

	(In Thousands, Except
	Share and
	Per Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,083	$27,460
Investment securities	23,363	25,103
Accounts receivable, less allowance of $1,340 and $1,283, respectively	11,393	8,441
Inventories	4,138	2,364
Prepaid expenses	1,722	1,194
Deferred tax asset	3,693	3,800
Assets of discontinued operations	—	1,149
Other current assets	390	453

Total current assets	51,782	69,964
Investment securities	4,132	21,003
Property, plant and equipment, net	11,475	18,552
Deferred tax asset	738	1,620
Goodwill	45,906	2,757
Other intangibles, net	6,787	192
Capitalized software, net	420	636
Other receivables	5,909	—
Other non-current assets	1,233	—

Total assets	$128,382	$114,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,280	$1,226
Deferred revenue	18,255	16,484
Payroll and employee benefits	4,156	3,983
Income taxes payable	313	925
Liabilities of discontinued operations	—	1,650
Other current liabilities	4,239	3,881

Total current liabilities	30,243	28,149
Deferred revenue	670	620
Deferred compensation	1,603	1,354

Total liabilities	32,516	30,123
Minority interest	—	184
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at December 31, 2005 and 2004	347	347
Additional paid-in capital	56,522	54,490
Retained earnings	118,233	99,689
Treasury stock, at cost: 4,387,594 shares at December 31, 2005; 3,865,280 shares at December 31, 2004	(78,845)	(70,213)
Unearned restricted stock compensation	(438)	—
Accumulated other comprehensive income	47	104

Total shareholders’ equity	95,866	84,417

Total liabilities and shareholders’ equity	$128,382	$114,724

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In Thousands, Except Per Share
	Amounts)
Net Sales:
Products	$94,296	$91,482	$106,080
Services	21,987	20,242	21,552

Total net sales	116,283	111,724	127,632

Cost of sales:
Products	12,917	6,167	10,656
Services	8,669	9,532	9,628

Total cost of sales	21,586	15,699	20,284

Gross profit	94,697	96,025	107,348
Operating expenses:
Product development	17,046	14,536	14,881
Selling and marketing	30,778	30,551	27,997
General and administrative	12,989	12,005	12,346

Total operating expenses	60,813	57,092	55,224

Operating income	33,884	38,933	52,124
Other income:
Interest income	1,324	1,072	1,927
Other, net	2,170	568	340

Income — continuing operations before income taxes	37,378	40,573	54,391
Income taxes — continuing operations	13,211	15,012	19,406

Income — continuing operations	24,167	25,561	34,985
Income (loss) — discontinued operations	584	(2,859)	(2,444)

Net Income	$24,751	$22,702	$32,541

Earnings (Loss) per share:
Basic — Continuing operations	$0.78	$0.82	$1.12
Discontinued operations	0.02	(0.09)	(0.07)

Net income	$0.80	$0.73	$1.05

Diluted — Continuing operations	$0.78	$0.82	$1.12
Discontinued operations	0.02	(0.09)	(0.08)

Net income	$0.80	$0.73	$1.04

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

						Other	Accumulated
	Common	Additional			Unearned	Comprehensive	Total
	Stock	Paid-in	Retained	Treasury	Restricted Stock	Income	Shareholders’
	Amount	Capital	Earnings	Stock	Compensation	(Loss)	Equity

	(In Thousands)
Balance, December 31, 2002	$347	$54,423	$116,055	$(49,480)	$—	$(109)	$121,236
Net income	—	—	32,541	—	—	—	32,541
Foreign currency translation	—	—	—	—	—	167	167

Comprehensive income							32,708
Stock repurchased for treasury	—	—	—	(23,727)	—	—	(23,727)
Employee stock purchase plan	—	(131)	—	1,177	—	—	1,046
Exercise of stock options	—	(561)	—	2,192	—	—	1,631
Tax benefit on stock options	—	393	—	—	—	—	393
Stock option grants to non-employees	—	43	—	—	—	—	43

Balance, December 31, 2003	347	54,167	148,596	(69,838)	—	58	133,330
Net income	—	—	22,702	—	—	—	22,702
Foreign currency translation	—	—	—	—	—	46	46

Comprehensive income							22,748
Dividends ($2.31 per share)	—	—	(71,609)	—	—	—	(71,609)
Stock repurchased for treasury	—	—	—	(5,539)	—	—	(5,539)
Exercise of stock options	—	(833)	—	5,164	—	—	4,331
Tax benefit on stock options	—	1,156	—	—	—	—	1,156

Balance, December 31, 2004	347	54,490	99,689	(70,213)	—	104	84,417
Net income	—	—	24,751	—	—	—	24,751
Foreign currency translation	—	—	—	—	—	(57)	(57)

Comprehensive income							24,694
Dividends ($.20 per share)	—	—	(6,207)	—	—	—	(6,207)
Stock repurchased for treasury	—	—	—	(32,374)	—	—	(32,374)
Treasury shares issued for purchase of AlphaSmart	—	2,171	—	20,895	—	—	23,066
Exercise of stock options	—	(350)	—	2,455	—	—	2,105
Tax benefit on stock options	—	112	—	—	—	—	112
Restricted stock grants	—	99	—	392	(491)	—	—
Restricted stock compensation	—	—	—	—	53	—	53

Balance, December 31, 2005	$347	$56,522	$118,233	$(78,845)	$(438)	$47	$95,866

(1)	Common Stock, $0.01 par value, 150,000,000 shares authorized.
The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$24,751	$22,702	$32,541
(Income) loss from discontinued operations	(584)	2,859	2,444

Income from continuing operations	24,167	25,561	34,985
Noncash (income) expenses included in net income —
Depreciation and amortization	3,179	3,315	3,650
Amortization of investment discounts/premiums	396	696	1,616
Deferred income taxes	1,437	118	114
Gain on sale of property	(1,798)	—	—
Change in assets and liabilities, excluding the effects of acquisitions and divestitures
Accounts receivable	1,903	4,090	9
Inventories	568	(94)	(623)
Prepaid expenses	(369)	107	9
Accounts payable and other liabilities	(1,532)	(720)	(1,311)
Deferred revenue	1,821	6,034	47
Income tax benefit from the exercise of stock options	112	1,156	393
Other current assets	1,460	437	443
Other	181	(23)	419

Cash provided by operating activities	31,525	40,677	39,751
Cash used by discontinued operations	(116)	(3,437)	(1,723)

Net cash provided by operating activities	31,409	37,240	38,028

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,419)	(1,046)	(2,082)
Purchase of investment securities	(6,834)	(46,408)	(42,357)
Maturities/sales of investment securities	25,049	48,949	73,045
Capitalized software development costs	(279)	(563)	(448)
Net proceeds from sale of property	3,166	—	—
Net proceeds from sale of subsidiary	75	—	—
Acquisitions of business, net of cash acquired	(33,970)	—	(521)

Cash provided by investing activities	(15,212)	932	27,637
Cash used by discontinued operations	—	(365)	(354)

Net cash (used) provided by investing activities	(15,212)	567	27,283

Cash flows from financing activities:
Return of capital to minority interest	(98)	(54)	—
Proceeds from issuance of stock	—	—	1,046
Proceeds from exercise of stock options	2,105	4,331	1,674
Dividends paid	(6,207)	(71,609)	—
Purchase of treasury stock	(32,374)	(5,539)	(23,727)

Net cash used by financing activities	(36,574)	(72,871)	(21,007)

Net (decrease) increase in cash	(20,377)	(35,064)	44,304
Cash and cash equivalents, beginning of period	27,460	62,524	18,220

Cash and cash equivalents, end of period	$7,083	$27,460	$62,524

Supplemental cash flow information
Cash paid during the year for — Interest	$—	$—	$—
Income taxes (net of refunds)	$11,121	$13,054	$17,172
The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Consolidation
      Our consolidated financial statements include the financial results of Renaissance Learning, Inc. (“Renaissance Learning”) and our subsidiaries (collectively, the “Company”). Our significant operating subsidiaries include AlphaSmart, LLC (“AlphaSmart”), which we acquired in June 2005, and Renaissance Corporate Services, Inc. Generation21 Learning Systems, LLC (“Generation21”) was divested during the first quarter of 2005 and, therefore, its results for all periods presented in the consolidated financial statements are reflected as discontinued operations. All significant intercompany transactions have been eliminated in the consolidated financial statements.

(2)	Basis of presentation
      Except as indicated, amounts reflected in the consolidated financial statements or the notes thereto, relate to our continuing operations. Certain prior year amounts have been reclassified to conform to the current year presentation. Generation21 was divested during the first quarter of 2005 and, therefore, its results for all periods presented in the consolidated financial statements are reflected as discontinued operations.

(3)	Nature of operations
      Renaissance Learning, Inc. is a provider of computerized assessment and progress monitoring tools for pre-kindergarten through senior high (“pre-K-12”) schools in North America. Our computerized assessment and progress monitoring tools accelerate learning and improve test scores by helping educators motivate students, increasing the quality, quantity, and timeliness of performance data available to educators, facilitating increased student practice of essential skills and providing student access to low cost computing solutions.
      We offer a full line of professional service and support solutions that integrate with, complement, and enhance the effectiveness of, our products. Sold separately or bundled with our products to provide a complete solution, our service offerings include training workshops and seminars, report and data analysis, program evaluation, guided implementation, distance training, software support, software installation, database conversion and integration services, and application hosting.
      Our educational software covers a wide range of subject areas including reading, early literacy, mathematics, writing, vocabulary, test preparation, standards assessment and language acquisition. We provide customized assessment software to educational publishers which supports many of the popular textbook series used in K-12 and post-secondary educational institutions. Our flagship product is Accelerated Reader, which provides educators with information for motivating and monitoring increased literature-based reading practice and to support instruction. Our other software and service solution brands include: STAR Reading, STAR Early Literacy, Accelerated Vocabulary, Read Now with Power Up!, Accelerated Math, STAR Math, MathFacts in a Flash, and English in a Flash.
      Our hardware products include AlphaSmart portable computing devices that run curriculum-specific software focused on skills improvement and real-time formative assessments. The units offer schools the ability to provide students with significantly improved access to portable computing at a fraction of the cost of conventional personal computers. In late 2005, we begin shipping our Renaissance Classroom Response System. This interactive system allows educators to easily encourage student classroom participation and obtain instantaneous feedback that can be used to quickly assess student comprehension and performance. Additionally, we sell our patented Accelscan optical-mark card scanner which is used with several of our software applications to automate scoring and recordkeeping tasks.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Acquisition
      On June 27, 2005, we acquired AlphaSmart, a provider of portable computing devices for K-12 schools. The results of AlphaSmart’s operations are included in our consolidated financial statements since that date. AlphaSmart products are portable, easy-to-use computing devices that run curriculum-specific software focused on skills improvement and real-time formative assessments. The units offer schools the ability to provide students with significantly improved access to portable computing at a fraction of the cost of conventional personal computers.
      AlphaSmart, based in Los Gatos, California, and was founded in 1992 by former Apple Computer engineers. The acquisition provides opportunities to achieve future long-term synergies related to the complementary nature of AlphaSmart’s hardware products and Renaissance’s software products. AlphaSmart’s products have the future potential to run Renaissance’s software, thus enabling students greater access to our software where ready availability of computer access is currently a product-use limitation.
      The aggregate purchase price was approximately $58 million dollars which consisted of $34 million in cash, $23 million of our common stock (1,157,355 shares) and $1 million of transaction costs. The purchase price was allocated to the assets acquired and liabilities assumed according to their estimated fair values. The values assigned to tradename and customer relationships are based on an independent appraisal. The tradename has an indeterminate life and will not be amortized. The customer relationships intangible has a 10-year estimated useful life and is being amortized on an accelerated method (Note 6). The purchase price allocation is subject to change, up to one year from the date of acquisition, as we continue to refine the estimated fair value of assets acquired and liabilities assumed.
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on June 27, 2005. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The final purchase price allocation will be completed in 2006.

(In Thousands)
Goodwill	$43,134
Intangible assets:
Tradename	3,000
Customer relationships	4,150
Other assets	11,609

Assets acquired	61,893
Liabilities assumed	4,015

Net assets acquired	$57,878

      The following table summarizes the change in goodwill during 2004 and 2005:

(In Thousands)
Balance at December 31, 2003	$2,642
Translation	115

Balance at December 31, 2004	2,757
Acquisition	43,134
Translation	15

Balance at December 31, 2005	$45,906

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table includes our pro forma results of operations ended December 31, 2005 and 2004. The pro forma financial information summarizes the results of operations for the periods indicated as if the AlphaSmart acquisition had occurred at the beginning of each of the years presented. The pro forma information contains the actual operating results of AlphaSmart with the results prior to the acquisition date adjusted to include the pro forma impact of: the amortization of intangible assets, lower interest income as a result of the sale of available-for-sale securities to fund the acquisition and the elimination of merger related costs. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition occurred at the beginning of each of the years presented.

	Twelve Months Ended
	December 31,

	2005	2004

	(In Thousands, Except
	per Share Amounts)
Net sales	$131,576	$147,151
Income from continuing operations	24,104	26,971
Earnings per share from continuing operations:
Basic earnings per share	.75	.83
Diluted earnings per share	.75	.82

(5)	Significant accounting policies

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

(b) Revenue recognition
      We recognize revenue from our software products in accordance with Statement of Position No. 97-2 “Software Revenue Recognition” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Revenues are recorded net of an allowance for estimated returns. Allowances for bad debts are also recorded at the time of the sale.
      Product revenue is derived primarily from the sale of educational software and hardware products. We recognize revenue from sales of perpetually licensed off-the-shelf software products and hardware at the time of shipment to customers. Revenue from sales of hardware is generally recognized when the product is shipped. Revenue from subscription-based products is recognized on a straight-line basis over the subscription period. We recognize revenue from the sale of software products which require significant modification or customization on the percentage-of-completion method of accounting. Accordingly, revenue is deferred for advance payments from customers that are in excess of revenues recognized under the percentage-of-completion method of accounting. Included in accounts receivable at December 31, 2005 and 2004 is $108,000 and $181,000, respectively, of amounts recognized as revenue under the percentage-of-completion method which are not yet billed to the customers.
      Service revenue is derived from (i) training seminars, (ii) telephone support agreements, (iii) consulting services and (iv) technical services. Revenue from training seminars is recognized when the seminar or workshop is performed. Revenue from consulting and technical services is recognized as the service is performed or on a straight-line basis over the contractual period. Telephone support included with sales of

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
perpetually licensed software has a duration of twelve months or less and is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from other support agreements is initially recorded as deferred revenue and recognized as revenue on a straight-line basis over 12 or 24 months depending on the term of the agreement.
      Deferred revenue includes (i) amounts invoiced for products not yet delivered and services not yet performed, (ii) advance invoicing on contracts and (iii) that portion of support agreements and subscription-based product sales that has not yet been recognized as revenue.

(c) Cash and cash equivalents
      Cash amounts on deposit at banks and highly liquid debt instruments purchased with an original maturity date of three months or less are included in cash and cash equivalents. Debt instruments are carried at cost, which approximates market value due to the short-term nature of those instruments. Cash and cash equivalents consisted of the following at December 31:

	2005	2004

	(In Thousands)
Cash and time deposits	$7,083	$11,060
Municipal obligations	—	16,400

	$7,083	$27,460

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
      The equity securities we own are held for the purpose of funding our Supplemental Executive Retirement Plan (“SERP”), as further described in Note 11. These equity securities are classified as trading and are therefore carried at their current fair value based on quoted market prices. Our investments in equity securities consist entirely of various mutual fund shares in amounts that conform to the aggregate investment selections of the participants in the SERP.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Investment securities consisted of the following at December 31:

	2005		2004

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In Thousands)
Debt securities due in less than 1 year:
Commercial paper	$—	$—	$1,496	$1,500
Corporate bonds	3,000	2,976	3,762	3,748
Municipal bonds	20,363	20,270	19,845	19,790

Current investment securities	23,363	23,246	25,103	25,038

Debt securities due in 1 to 2 years:
Corporate bonds	—	—	3,000	2,968
Municipal bonds	2,529	2,513	16,649	16,593
Equity securities:
Mutual fund investments	1,603	1,603	1,354	1,354

Non-current investment securities	4,132	4,116	21,003	20,915

Total investment securities	$27,495	$27,362	$46,106	$45,953

(e) Inventories
      Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Inventories primarily consist of purchased materials which include portable computing devices, optical-mark card scanners, interactive response systems, educational products, training materials, manuals, and motivational items.

(f) Advertising costs
      Advertising costs are expensed as the advertising takes place. Advertising expenses for 2005, 2004 and 2003 were approximately $8.2 million, $7.7 million and $7.2 million, respectively.

(g) Property, plant and equipment
      Property, plant and equipment are recorded at cost and are depreciated over their estimated useful lives using principally the straight-line method for financial reporting purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that significantly extend the useful life of an asset are added to the plant and equipment accounts. Depreciation expense was $2.1 million, $2.5 million and $2.8 million for 2005, 2004 and 2003, respectively.
      The estimated useful lives for property, plant and equipment are as follows: buildings-25 to 40 years; furniture, fixtures and office equipment-5 to 8 years; computer and production equipment-3 to 5 years; vehicles-5 years; and leasehold improvements-the lease term.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net property, plant and equipment consisted of the following at December 31:

	2005	2004

	(In Thousands)
Land and improvements	$1,219	$3,646
Buildings	9,991	16,042
Furniture, fixtures and office equipment	4,729	5,641
Computer and production equipment	11,274	9,092
Other	1,667	1,700

Total property, plant and equipment	28,880	36,121
Less — accumulated depreciation and amortization	17,405	17,569

Property, plant and equipment, net	$11,475	$18,552

(h) Software development costs
      We capitalize certain software development costs incurred after technological feasibility is achieved. Capitalized costs are reported at the lower of amortized cost or net realizable value. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the products which is generally estimated to be 24 months. Amortization begins when the products are available for general release to customers. All other research and development expenditures are charged to product development expense in the period incurred. When capitalized software is fully amortized, the balance is removed from the capitalized software and accumulated amortization accounts. Amounts capitalized were approximately $279,000, $563,000 and $448,000 in 2005, 2004 and 2003, respectively. Amortization expense of approximately $495,000, $553,000 and $481,000 for 2005, 2004 and 2003, respectively, is included in cost of sales-products in the consolidated statements of income. At December 31, 2005 and 2004, accumulated amortization of capitalized software development costs was $0.9 million and $1.0 million, respectively.

(i) Sales and concentration of credit risks
      We grant credit to our customers in the ordinary course of business. The majority of our customers are schools or school districts, although we do sell some of our products through resellers. Concentrations of credit risk with respect to trade receivables are limited due to the significant number of customers and their geographic dispersion. In 2005, 2004, and 2003, no customer represented more than 10% of net sales.

(j) Stock options
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

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost been determined for the stock option grants based on the fair value method set forth under SFAS 123, net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	2005	2004	2003

	(In Thousands,
	Except Per Share Amounts)
Net Income, as reported	$24,751	$22,702	$32,541
Deduct: total stock-based compensation expense determined under fair-value based method for all awards, net of tax	2,485	1,681	3,767
Pro forma net income	$22,266	$21,021	$28,774
Basic earnings per share:
As reported	$0.80	$0.73	$1.05
Pro forma	0.72	0.68	0.92
Diluted earnings per share:
As reported	$0.80	$0.73	$1.04
Pro forma	0.72	0.67	0.92
The per share weighted average fair value of options granted under the plan during the year is:	$10.06	$14.08	$12.30
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004

Dividend yield	1.01%	0.64%
Expected volatility	57.08%	62.48%
Risk-free interest rate	4.00%	3.39%
Expected life (in years)	5	6
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
      SFAS 123R, which we will be required to adopt effective January 1, 2006, requires that compensation cost attributed to stock options and other forms of share-based payment be recognized in the financial statements. We estimate that early vesting of these options will result in approximately $1.0 million less future compensation expense that would otherwise have been recognized over the remaining life of the options beginning on January 1, 2006.

(k) Restricted Stock
      The compensation cost is recognized over the periods in which the related employee services are rendered, generally over a four year period.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an antidilutive effect on earnings per share. Consequently, stock options with an exercise price greater than the average market price for the period are not included in the computation of potentially dilutive common shares. For the years ended December 31, 2005, 2004 and 2003, respectively, there were approximately 895,000, 768,000 and 807,000 antidilutive options excluded from the computation of diluted earnings per share.
      The weighted average shares outstanding are as follows:

	2005	2004	2003

Basic weighted average shares outstanding	30,966,501	31,046,200	31,110,578
Dilutive effect of outstanding stock options	63,151	153,611	194,853

Diluted weighted average shares outstanding	31,029,652	31,199,811	31,305,431

(m) Income taxes
      We account for income taxes according to the provisions of SFAS 109, “Accounting for Income Taxes”. SFAS 109 requires an asset and liability based approach to accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between financial and tax accounting of revenue and expense items. Valuation allowances are provided when it is anticipated that a deferred tax asset is not likely to be fully realized. We record a liability for income tax exposures when they are probable and the amount is reasonably estimable.

(n) Comprehensive income (loss)
      Our comprehensive income (loss) includes foreign currency translation adjustments, which are included in accumulated other comprehensive income in the consolidated statements of shareholders’ equity. At December 31, 2005, 2004 and 2003, accumulated other comprehensive income consisted entirely of foreign currency translation adjustments.

(o) Shipping and handling revenues and costs
      We include shipping and handling fees billed to customers in net sales. The related shipping and handling costs are included in cost of sales.

(p) Other receivable
      Other receivable consists entirely of a $5.9 million note receivable secured by a first mortgage on our former office facility in Madison, Wisconsin. The note bears interest at the rate of 6.32% per annum. Payments

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are due monthly in the amount of $46,480. The final payment on the Note for approximately $5.3 million is due on December 31, 2008.

(q) Reclassifications
      Certain previously reported amounts have been reclassified to conform to the 2005 presentation.

(6)	Goodwill and other intangible assets
      Under SFAS 142 “Goodwill and Other Intangible Assets”, we are required to assess goodwill at least annually for impairment by applying a fair-value-based test. We completed this testing at December 31, 2005 and 2004. We found no instances of impairment of our recorded goodwill.
      For the years ended December 31, 2005, 2004, and 2003, we recognized amortization expense of $556,000, $286,000 and $396,000, respectively, on other intangibles with finite lives. Intangible amortization expense is estimated to be $662,000, $545,000, $451,000, $374,000 and $339,000 for 2006, 2007, 2008, 2009 and 2010, respectively. The tradename has an indeterminate life and is not amortized. The customer relationships intangible has a 10-year estimated useful life and is being amortized on an accelerated method.
      Other intangibles consisted of the following:

	December 31, 2005			December 31, 2004

	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

	(In Thousands)
Non-compete agreement	$1,100	$1,100	$—	$1,100	$908	$192
Tradename	3,000	—	3,000	—	—	—
Customer relationships	4,150	363	3,787	—	—	—

Other intangibles	$8,250	$1,463	$6,787	$1,100	$908	$192

(7)	Income taxes
      The provision for income taxes from continuing operations consisted of:

	2005	2004	2003

	(In Thousands)
Current tax provision:
U.S. federal	$9,840	$12,341	$16,189
State and local	1,850	2,497	2,798
Foreign	84	56	305

Total current tax provision	11,774	14,894	19,292

Deferred tax provision:
U.S. federal	1,329	113	105
State and local	108	5	9

Total deferred tax provision	1,437	118	114

Provision for income taxes	$13,211	$15,012	$19,406

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005		2004		2003

	(In Thousands)
Effective rate reconciliation:
Income tax provision at statutory tax rate	$13,083	35.0%	$14,201	35.0%	$19,037	35.0%
State and local taxes, net of federal tax benefit	1,273	3.4%	1,640	4.0%	1,852	3.3%
Federal tax credits	(327)	(0.8)%	(262)	(0.6)%	(1,051)	(1.9)%
Resolution of prior period tax matters	(779)	(2.1)%	—	0.0%	—	(0.0)%
Other	(39)	(0.2)%	(567)	(1.4)%	(432)	(0.8)%

Provision for income taxes	$13,211	35.3%	$15,012	37.0%	$19,406	35.6%

      Deferred tax assets consisted of the following at December 31:

	2005	2004

	(In Thousands)
Current deferred tax assets:
Deferred revenue	$854	$1,228
Expenses not currently deductible	2,839	2,572

Net current deferred tax assets	3,693	3,800

Noncurrent deferred tax assets/(liabilities):
Deferred revenue	100	77
Expenses not currently deductible	1,676	—
Depreciation and amortization	255	173
Intangibles	(1,293)	1,370

Net noncurrent deferred tax assets	738	1,620

Total deferred tax assets	$4,431	$5,420

(8)	Lines of credit
      We have a $15.0 million unsecured revolving line of credit with a bank, which is available until May 31, 2007. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2007. The line of credit bears interest based on the prime rate less 1.0%. As of December 31, 2005 and 2004, the lines of credit had not been used.

(9)	Lease commitments
      We are party to various operating leases, primarily for facilities we occupy to carry out our business operations. Approximate rent expense for 2005, 2004 and 2003, respectively, was $0.9 million, $1.1 million and $1.1 million.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future approximate minimum rental payments (including estimated operating costs) required under operating leases as of December 31, 2005 are as follows:

(In Thousands)
2006	$883
2007	790
2008	631
2009	378
2010	262
After 2010	12

$2,956

(10)	Litigation
      We are subject to various claims and proceedings covering a wide range of matters that arise in the ordinary course of business activities. We believe that any liability that may ultimately arise from the resolution of these matters will not have a material adverse effect on our financial position, results of operations or shareholders’ equity.

(11)	Retirement plans
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
      Employer matching contributions are currently $0.75 for each $1.00 contributed by a participant and are limited to a maximum of 4.5% of a participant’s pretax compensation. For those employees participating in the SERP, the maximum employer contribution is determined on a combined basis with the 401(k) plan. Discretionary employer contributions may also be made to the plans. There were no discretionary contributions made in 2005, 2004 or 2003 to the plans.
      All amounts credited to a SERP participant’s account are hypothetically invested in certain publicly traded investment funds, as directed by each participant. Prior to 2004, we had not funded this liability. In late 2004, we funded our liability for benefits payable to SERP participants with investments that mirror their investment selections. Prior to the funding of the liability, changes in the market value of the investment funds chosen by SERP participants caused our liability for this benefit to increase or decrease and a corresponding loss or gain to be recognized in our statement of income and results of operations. The liability for the SERP is classified as deferred compensation and the related investments are classified under investment securities on our consolidated balance sheets. Our liability for the SERP was $1,603,000 at December 31, 2005 and $1,354,000 at December 31, 2004.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes our expense under these retirement plans:

	2005	2004	2003

	(In Thousands)
Employer matching contribution — 401(k) Plan	$1,027	$1,124	$1,133
Employer matching contribution — SERP	16	24	24
Loss related to unfunded SERP liability	—	16	118

Total	$1,043	$1,164	$1,275

(12)	Stock incentive plan
      We have established the 1997 Stock Incentive Plan (the “Plan”) for our officers, key employees, non-employee directors and consultants. A combined maximum of 6,000,000 options, stock appreciation rights (“SAR”) and share awards may be granted under the plan. No ISOs or SARs have been granted under the plan. At December 31, 2005, there were approximately 2.5 million shares available for issuance under our 1997 Stock Incentive Plan.
      (a) Stock option awards — Options granted under the plan may be in the form of nonqualified stock options (“NSO”) or incentive stock options which comply with Section 422 of the Internal Revenue Code (“ISO”). The exercise price of the options is the market value of our common stock at the date of grant. Options become exercisable ratably over their respective vesting period which ranges from immediate vesting up to a four year vesting period. The options expire 10 years from the grant date.
      A summary of stock option activity under the plan is as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,625,038	$22.85	1,989,383	$21.82	1,818,257	$22.16
Granted	223,044	20.58	122,067	24.73	386,720	18.33
Exercised	(135,880)	15.49	(285,522)	15.17	(121,394)	13.44
Cancelled	(192,382)	28.82	(200,890)	24.68	(94,200)	24.78

Outstanding at end of year	1,519,820	22.42	1,625,038	22.85	1,989,383	21.82

Options exercisable at end of year	1,515,381	$22.44	1,074,182	$23.12	1,079,932	$21.43

      The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding Options			Exercisable Options

		Weighted Average			Weighted Average
Range of	Options	Remaining	Weighted Average	Options	Exercise Price of
Exercise price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable Options

$ 8.00 to $16.00	159,813	2.74	$10.29	159,813	$10.29
$16.01 to $22.00	617,334	6.40	17.68	612,895	17.69
$22.01 to $28.00	312,725	8.64	24.37	312,725	24.37
$28.01 to $34.00	282,305	5.40	30.66	282,305	30.66
$34.01 to $40.00	147,109	4.91	35.45	147,109	35.45
$40.01 to $52.00	534	5.55	51.49	534	51.49

$ 8.00 to $51.58	1,519,820	6.14	$22.42	1,515,381	$22.44

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (b) Restricted stock awards — Restricted shares generally vest ratably over a four-year period, commencing one year after the grant date. Unearned restricted stock compensation is recorded based on the market price on the grant date and is expensed equally over the vesting period. No restricted shares were awarded in 2004 or 2003. In 2005, 23,409 restricted shares were granted at a weighted average market price at the grant date of $22.70. Compensation expense related to restricted shares was approximately $53,000 for the year ended December 31, 2005.

(13)	Employee stock purchase plan
      Effective July 1, 1998, we adopted an Employee Stock Purchase Plan (“ESPP”) which allows employees to purchase shares of common stock through payroll deductions, up to 10% of eligible compensation. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. A total of 500,000 shares are available for purchase under the plan, of which 239,394 shares were issued for years from 1999 to 2003. We did not offer the ESPP to our employees in 2003, 2004 or 2005 and do not intend to offer the ESPP in 2006.

(14)	Shareholders’ equity
      On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares of common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of January 1, 2005 through December 31, 2005, we repurchased 1.8 million shares at a cost of $32.4 million. Since authorization, we have repurchased 6.2 million common shares of common stock at a cost of $110.9 million under this repurchase program.
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

(15)	Segment reporting
      Beginning in 2004, our results are presented as one operating segment. We had previously reported two operating segments: (i) software and (ii) training. We are no longer organized by these segments and we now manage our operations as one business. These changes were made to better support our customers’ needs through offerings of bundled solutions which consist of software, portable computing solutions, professional development, implementation assistance, technical consulting, and ongoing maintenance and support plans. Accordingly, we do not produce discrete financial information or make resource allocation decisions for separately reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Foreign market operations are not significant at this time.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Quarterly results of operations (unaudited)
      The following table sets forth unaudited consolidated income statement data for each quarter of the last two fiscal years. This unaudited quarterly financial information is prepared on the same basis as the annual information presented in the consolidated financial statements and, in our opinion, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information. The operating results for any quarter are not necessarily indicative of results for future periods.

	Quarter Ended

	March 31	June 30	September 30	December 31

	(In Thousands, Except Per Share Amounts)
2005
Net sales	$27,557	$28,346	$31,389	$28,991
Gross profit	23,608	24,210	23,992	22,887
Operating income	8,876	11,150	7,399	6,459
Income — continuing operations before income taxes	9,332	11,652	7,803	8,591
Income taxes — continuing operations	3,453	4,311	2,887	2,560
Income — continuing operations	5,879	7,341	4,916	6,031
Income — discontinued operations	584	—	—	—
Net income	6,463	7,341	4,916	6,031
Earnings (loss) per share:
Basic and diluted:
Continuing operations	0.19	0.24	0.16	0.20
Discontinued operations	0.02	—	—	—
Net income	0.21	0.24	0.16	0.20
Common stock price per share:
High	18.39	20.30	24.16	20.29
Low	15.25	15.67	16.09	13.69
2004
Net sales	$30,955	$30,499	$25,011	$25,259
Gross profit	25,717	26,787	21,483	22,038
Operating income	10,360	13,204	6,804	8,565
Income — continuing operations before income taxes	10,749	13,499	7,335	8,990
Income taxes — continuing operations	4,005	5,020	2,739	3,248
Income — continuing operations	6,744	8,479	4,596	5,742
Loss — discontinued operations	(802)	(794)	(728)	(535)
Net income	5,942	7,685	3,868	5,207
Earnings (loss) per share:
Basic and diluted:
Continuing operations	0.22	0.27	0.14	0.18
Discontinued operations	(0.03)	(0.02)	(0.02)	(0.01)
Net income	0.19	0.25	0.12	0.17
Common stock price per share:
High	31.00	26.54	24.50	20.41
Low	23.97	20.91	20.35	18.46

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Earnings per share amounts for each quarter are required to be calculated independently and therefore may not total to the amount calculated for the year.
      Generation 21 was divested during the first quarter of 2005 and, therefore, its results for all periods presented in the consolidated financial statements are reflected as discontinued operations.

(17)	Recent accounting pronouncements
      In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment”. This statement revises SFAS 123, “Accounting for Stock-Based Compensation”, and requires companies to expense the value of employee stock option grants, restricted stock and similar awards. The statement is effective for the company on January 1, 2006.
      Historically, we have elected to follow the intrinsic value method of accounting for our employee stock options. Accordingly, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, we have not recognized any compensation expense related to grants of stock options to our employees.
      Upon the adoption of SFAS 123R, we will expense stock option grants in our Consolidated Statement of Income based on the grant-date fair value of the instruments issued using an option pricing model and will be recognized over the requisite service period. For the years ended December 31, 2005, 2004 and 2003, total stock-based employee compensation expense, net of related tax effects determined under this new standard, would have been $2.5, $1.7 and $3.8 million, respectively (See Note 5(j)). The adoption of SFAS 123R will not have a material effect on our financial results as we do not have a substantial number of unvested options outstanding at December 31, 2005. Stock option expense in 2006 will be dependent on a number of factors, including the fair value of awards at the time of grant.

(18)	Discontinued operations
      In February 2005, we consummated the sale of our Generation21 subsidiary, a non-core part of our business, for $75,000. The results of Generation21 for all periods presented in our consolidated financial statements are reflected as discontinued operations.
      Results of discontinued operations consist of the following:

	2005	2004	2003

	(In Thousands)
Operating (loss)	$(192)	$(4,538)	$(3,877)
Income tax benefit	76	1,679	1,433

Loss from operations, net	(116)	(2,859)	(2,444)

(Loss) on disposal	(642)	—	—
Tax benefit on disposal	1,342	—	—

Gain on disposal, net	700	—	—

Gain (loss) from discontinued operations, net	$584	$(2,859)	$(2,444)

(19)	Subsequent events
      On February 15, 2006 our Board of Directors declared a quarterly cash dividend of $.05 per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005.
      There has been no change in our internal control over financial reporting that has occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005 and during the year then ended.
      Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Renaissance Learning, Inc. and Subsidiaries
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Renaissance Learning, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 22, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 22, 2006

Item 9B.	Other Information
      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      (a) Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.
      (b) Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2006 under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.
      (c) Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2006 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.
      (d) Code of Ethics. We have adopted a code of ethics pursuant to Item 406 of Regulation S-K. A copy of our code of ethics is incorporated by reference herein (see Exhibit 14.1 of Exhibit Index).
      (e) Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2006 under the caption “Proposal One: Election of Directors — Audit Committee,” which information is incorporated by reference herein.

Item 11.	Executive Compensation
      The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2006 under the captions “Executive Compensation,” “Severance Agreements,” “Non-Employee Director Compensation,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Performance Graph,” which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by Item 403 of Regulation S-K is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2006 under the caption “Security Ownership of Management and Certain Beneficial Owners,” which information is incorporated by reference herein.

      The information required by Item 201(d) of Regulation S-K is set forth below.
EQUITY COMPENSATION PLAN INFORMATION
      The following table sets forth certain information about shares of our common stock outstanding and available for issuance under our existing equity compensation plans, which consist of our 1997 stock incentive plan and our 1998 employee stock purchase plan (this latter plan is currently inactive). The table details securities authorized for issuance under our equity compensation plans as of December 31, 2005. The table below does not include awards, exercises or cancellations under our equity compensation plans subsequent to December 31, 2005.

Number of Securities
Available for Future
	Number of Securities		Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in First Column)

Equity compensation plans approved by security holders	1,515,381	$22.44	2,749,630 (1)
Equity compensation plans not approved by security holders(2)	N/A	N/A	N/A

Total	1,515,381	$22.44	2,749,630

(1)	Of the 6,000,000 shares currently authorized for issuance under our 1997 stock incentive plan, 2,510,236 remain available for future issuance. Under our 1998 employee stock purchase plan (ESPP), eligible employees may purchase shares annually by payroll deductions, subject to certain aggregate limitations, at a purchase price equal to the lower of either 85% of the fair market value of the company’s shares on the offering commencement date or 85% of the fair market value of the company’s shares one year from such date. Of the 500,000 shares authorized under the ESPP, 239,394 remain available for future issuance. We did not offer the ESPP to employees in 2005 and do not intend to offer the plan to employees in 2006.

(2)	Both of the company’s equity compensation plans have been approved by shareholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2006 under the caption “Certain Relationships and Transactions,” which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2006 under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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

RENAISSANCE LEARNING, INC.

By:	/s/ Terrance D. Paul ---------------------------------------------- Terrance D. Paul President, Chief Executive Officer and a director

Date: February 22, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name		Title	Date

/s/ Terrance D. Paul Terrance D. Paul		President, Chief Executive Officer (Principal Executive Officer) and a director	February 22, 2006

/s/ Mary T. Minch Mary T. Minch		Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 22, 2006

Directors: Judith A. Paul, Addison L. Piper, John H. Grunewald, Gordon H. Gunnlaugsson, Harold E. Jordan and Judith A. Ryan

By:	/s/ Mary T. Minch Mary T. Minch Attorney-In-Fact*		February 22, 2006

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

Exhibit Index

Exhibit
Number	Exhibit

2.1	LLC Interest purchase Agreement dated as of February 28, 2005 among Renaissance Learning, Inc., Generation 21 Learning Systems, LLC and John Stearns (pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to the LLC Interest Purchase Agreement have been omitted; a copy of such schedules and exhibits will be supplementally provided to the Securities and Exchange Commission upon request).(17)

2.2	Agreement and Plan of Merger and Reorganization by and among Renaissance Learning, Inc., RLI Acquisition Corp., Inc., RLI Acquisition Sub, LLC and AlphaSmart, Inc. dated as of January 24, 2005, as amended on April 20, 2005 (pursuant to Item 601(b)(2) of Regulation S-K, the annex, exhibits and schedules to the Agreement and Plan of Merger and Reorganization have been omitted; a copy of such annex, exhibits and schedules will be supplementally provided to the Securities and Exchange Commission upon request).(18)

2.3	Purchase Agreement dated as of November 1, 2005 among Renaissance Learning, Inc. and DezCon, LLC (pursuant to Item 601(b)(2) of regulation S-K, the exhibits to the Purchase Agreement have been omitted; a copy of such exhibits will be supplementally provided to the Securities and Exchange Commission upon request).(19)

3.1	Amended and Restated Articles of Incorporation of Registrant, as amended.(10)

3.2	Amended and Restated By-laws of Registrant, as amended.(7)

4.1	Form of Stock Certificate.(2)

10.1	1997 Stock Incentive Plan (as amended and restated).(3)*

10.2	Credit Agreement dated as of December 1, 2003, by and between Wells Fargo Bank, National Association and Registrant.(16)

10.3	First Amendment to Credit Agreement dated as of September 1, 2004 by and between Wells Fargo Bank, National Association and Registrant.(15)

10.4	Second Amendment to Credit Agreement dated as of May 31, 2005 by and between Wells Fargo Bank, National Association and Registrant.

10.5	Third Amendment to Credit Agreement dated as of October 1, 2005 by and between Wells Fargo Bank, National Association and Registrant.

10.6	Amended and Restated Employee Stock Purchase Plan.(9)*

10.7	Expense Allocation Agreement dated October 19, 1999 between Registrant, Judith A. Paul and Terrance D. Paul.(6)*

10.8	Severance Agreement between Registrant and Michael H. Baum dated June 27, 2003.(13)*

10.9	Severance Agreement between Registrant and John R. Hickey dated February 15, 2006.(22)*

10.10	Incentive Bonus Plan.(13)*

10.11	Transfer Agreement dated as of June 16, 2004 between Registrant and Terrance D. Paul.(14)*

10.12	Assignment and Assumption of Transfer Agreement dated as of June 16, 2004 between Registrant and Terrance D. Paul.(14)*

10.13	Non-Employee Director Compensation Summary.*

10.14	Executive Officer Compensation Summary.(20)*

10.15	Offer to Purchase effective as of November 1, 2005 among Renaissance Learning, Inc. and Planning Design Build, Inc.(19)

10.16	Form of Restricted Stock Agreement.(20)*

10.17	Form of Nonstatutory Stock Option Agreement between Renaissance Learning, Inc. and John R. Hickey.(22)*

10.18	Form of Nonstatutory Stock Option Agreement between Renaissance Learning, Inc. and certain employees and consultants.(21)*

10.19	Form of Nonstatutory Stock Option Agreement between Renaissance Learning, Inc. and certain non-employee directors.(21)*

Exhibit
Number	Exhibit

14.1	Code of Business Conduct and Ethics.(16)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Directors’ Powers of Attorney.

31.1	Section 302 Certification by Terrance D. Paul, Chief Executive Officer.

31.2	Section 302 Certification by Mary T. Minch, Chief Financial Officer.

32.1	Section 906 Certification by Terrance D. Paul, Chief Executive Officer.

32.2	Section 906 Certification by Mary T. Minch, Chief Financial Officer.

99.1	Schedule II — Valuation and Qualifying Accounts.

(1)	[Reserved].

(2)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 0-22187).

(3)	Incorporated by reference to Registrant’s Form S-8 filed on April 18, 2003 (Registration No. 333-104622).

(4)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1997 (SEC File No. 0-22187).

(5)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1998 (SEC File No. 0-22187).

(6)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 0-22187).

(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 0-22187).

(8)	[Reserved].

(9)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-22187).

(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 0-22187).

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-22187).

(12)	Incorporated by reference to Registrant’s Form 8-K dated May 22, 2002 (SEC File No. 0-22187).

(13)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 0-22187).

(14)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 0-22187).

(15)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 0-22187).

(16)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 0-22187).

(17)	Incorporated by reference to Registrant’s Form 8-K filed on March 4, 2005 (SEC File No. 0-22187).

(18)	Incorporated by reference to Registrant’s Form 8-K filed on April 26, 2005 (SEC File No. 0-22187).

(19)	Incorporated by reference to Registrant’s Form 8-K filed on November 4, 2005 (SEC File No. 0-22187).

(20)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 0-22187).

(21)	Incorporated by reference to Registrant’s Form 8-K filed on March 7, 2005 (SEC File No. 0-22187).

(22)	Incorporated by reference to Registrant’s Form 8-K filed on February 21, 2006 (SEC File No. 0-22187).

*	Management contracts or compensatory plans or arrangements.
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