Form 10-Q
period 2006-03-31
RENAISSANCE LEARNING INC
filed 2006-05-05
CIK 1030484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $0.01 par value	30,087,763

RENAISSANCE LEARNING, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
-Index-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2006	2005
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,900	$7,083
Investment securities	20,664	23,363
Accounts receivable, less allowances of $1,390 and $1,340, respectively	11,759	11,393
Inventories	3,442	4,138
Prepaid expenses	1,786	1,722
Deferred tax asset	3,988	3,693
Other current assets	270	390

Total current assets	47,809	51,782
Investment securities	2,814	4,132
Property, plant and equipment, net	11,432	11,475
Deferred tax asset	242	738
Goodwill	46,101	45,906
Other intangibles, net	6,605	6,787
Capitalized software, net	299	420
Other receivables	5,863	5,909
Other non-current assets	1,334	1,233

Total assets	$122,499	$128,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,544	$3,280
Deferred revenue	15,753	18,255
Payroll and employee benefits	4,073	4,156
Income taxes payable	1,120	313
Other current liabilities	3,771	4,239

Total current liabilities	28,261	30,243
Deferred revenue	543	670
Deferred compensation and other employee benefits	2,219	1,603

Total liabilities	31,023	32,516
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at March 31, 2006 and December 31, 2005	347	347
Additional paid-in capital	55,906	56,522
Retained earnings	120,206	118,233
Treasury stock, at cost 4,703,899 shares at March 31, 2006; 4,387,594 shares at December 31, 2005	(84,561)	(78,845)
Unearned restricted stock compensation	(475)	(438)
Accumulated other comprehensive income	53	47

Total shareholders’ equity	91,476	95,866

Total liabilities and shareholders’ equity	$122,499	$128,382

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months
	Ended March 31,
	2006	2005
	(In Thousands, Except Per Share Amounts)
Net sales:
Products	$25,323	$21,126
Services	5,794	6,431

Total net sales	31,117	27,557

Cost of sales:
Products	4,328	1,189
Services	2,806	2,760

Total cost of sales	7,134	3,949

Gross profit	23,983	23,608
Operating expenses:
Product development	4,182	3,618
Selling and marketing	9,356	8,045
General and administrative	5,205	3,069

Total operating expenses	18,743	14,732

Operating income	5,240	8,876
Other income, net	282	456

Income — continuing operations before income taxes	5,522	9,332
Income taxes — continuing operations	2,043	3,453

Income — continuing operations	3,479	5,879

Income on discontinued operations, net of tax benefit of $1,417 for the three months ended March 31, 2005	—	584

Net income	$3,479	$6,463

Earnings per share:
Basic:
Continuing operations	$0.12	$0.19
Discontinued operations	0.00	0.02

Net income	$0.12	$0.21

Diluted:
Continuing operations	$0.12	$0.19
Discontinued operations	0.00	0.02

Net income	$0.12	$0.21

Cash dividends declared per share	$0.05	$0.05
See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$3,479	$6,463
(Income) from discontinued operations	—	(584)

Income from continuing operations	3,479	5,879
Noncash (income) expenses included in net income - Depreciation and amortization	895	745
Amortization of investment discounts/premiums	58	132
Deferred income taxes	154	95
Change in assets and liabilities, excluding the effects of acquisitions and divestitures
Accounts receivable	(402)	81
Inventories	683	158
Prepaid expenses	(65)	56
Accounts payable and other liabilities	1,050	1,799
Deferred revenue	(2,629)	(1,450)
Income tax benefit from employee stock options	393	10
Other current assets	120	51
Other	92	106

Cash provided by continuing operating activities	3,828	7,662
Cash used by discontinued operations	—	(116)

Net cash provided by operating activities	3,828	7,546

Cash flows from investing activities:
Purchase of property, plant and equipment	(553)	(456)
Purchase of investment securities	(222)	(95)
Maturities/sales of investment securities	4,180	9,768
Net proceeds from sale of subsidiary	—	75

Net cash provided by investing activities	3,405	9,292

Cash flows from financing activities:
Proceeds from exercise of stock options	16	504
Payment for cancellation of stock options	(993)	—
Dividends paid	(1,505)	(1,541)
Purchase of treasury stock	(5,934)	(3,921)

Net cash (used by) financing activities	(8,416)	(4,958)

Net (decrease) increase in cash and cash equivalents	(1,183)	11,880
Cash and cash equivalents, beginning of period	7,083	27,460

Cash and cash equivalents, end of period	$5,900	$39,340

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
2. Basis of Presentation
     The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”), which is on file with the U.S. Securities and Exchange Commission (the “SEC”).
     The results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.
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
     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares under our stock repurchase program. No time limit was placed on the duration of the stock repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans, acquisitions and for other general corporate purposes. During the quarter ended March 31, 2006, we repurchased approximately 328,000 shares at a cost of $5.9 million. As of March 31, 2006, the cumulative number of shares repurchased under this program was 6.5 million with an aggregate cost of $116.8 million.
     The weighted average shares outstanding are as follows:

	Three Months Ended
	March 31,
	2006	2005
Basic weighted average shares outstanding	30,144,940	30,816,536
Dilutive effect of outstanding stock options	21,055	41,757

Diluted weighted average shares outstanding	30,165,995	30,858,293

     For the three months ended March 31, 2006 and 2005, there were 892,000 and 1,281,374 shares, respectively, attributable to outstanding stock options excluded from the calculation of diluted earnings per share because their effect was antidilutive. These options could be dilutive in the future.

4. Comprehensive Income
     Total comprehensive income was $3.5 million and $6.5 million in the first quarter of 2006 and 2005, respectively. Our comprehensive income includes net income and foreign currency translation adjustments.
5. Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized and we are required to assess goodwill at least annually for impairment by applying a fair-value-based test. The current value assigned to goodwill as part of the purchase price allocation for the acquisition of AlphaSmart, LLC (“AlphaSmart”) is $43.3 million. The final purchase price allocation for the acquisition of AlphaSmart will be completed in the second quarter of 2006.
     Other intangibles consist of customer relationships and tradename. The tradename has an indeterminate life and therefore is not amortized. The customer relationships intangible is amortized over its useful life of ten years, on the declining balance method. The customer relationships and tradename were acquired in connection with the purchase of AlphaSmart (Note 8).
     For the three months ended March 31, 2006 and 2005, we recognized amortization expense of $182,000 and $55,000, respectively. Other intangibles consisted of the following (in thousands):

	March 31, 2006			December 31, 2005
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Tradename	$3,000	$—	$3,000	$3,000	$—	$3,000
Customer relationships	4,150	545	3,605	4,150	363	3,787

	$7,150	$545	$6,605	$7,150	$363	$6,787

6. Stock Based Compensation
     We have established the 1997 Stock Incentive Plan for our officers, key employees and non-employee directors. Effective January 1, 2006, we are required to follow SFAS 123R, “Accounting for Stock-Based Compensation.” Consequently, net income for the three months ended March 31, 2006 includes an after tax charge of approximately $3,000 for outstanding stock option grants. Prior to January 1, 2006 we used the intrinsic value method as prescribed in APB 25, “Accounting for Stock Issued to Employees,” to account for stock based compensation arrangements. Had compensation cost been determined, in 2005, for the stock option grants based on the fair value method set forth under SFAS 123R, net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

Three Months Ended
March 31,
2005
(In thousands, except per share amounts)
Net Income, as reported	$6,463
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	248

Pro forma net income	$6,215

Earnings per share:
Basic as reported	$0.21

Basic pro forma	$0.20

Diluted as reported	$0.21

Diluted pro forma	$0.20

     No options to purchase shares of our common stock were granted in the first quarter of 2006 and options to purchase 92,610 shares of our common stock were granted in the first quarter of 2005. The exercise prices for all options are equal to the fair market value of our common stock on the date the options were granted.

7. Dividends
     On April 19, 2006, our Board of Directors declared a quarterly cash dividend of $.05 per share, payable June 1, 2006 to shareholders of record as of May 12, 2006.
8. Business Combinations
     On June 27, 2005, we acquired AlphaSmart, a provider of affordable, portable personal learning solutions for K-12 schools. The results of AlphaSmart’s operations are included in our consolidated financial statements since that date.
     The following table includes our unaudited pro forma results of operations for the three month period ended March 31, 2005. The unaudited pro forma financial information summarizes the results of operations as if the AlphaSmart acquisition had occurred at January 1, 2005. The pro forma information contains Renaissance Learning’s actual operating results combined with AlphaSmart’s actual operating results, adjusted to include the pro forma impact of: the amortization of intangible assets, lower interest income as a result of the sale of available-for-sale securities to fund the acquisition and the elimination of merger related costs. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition occurred at the beginning of the period presented.

Three Months
Ended
(In thousands, except per share amounts)	March 31, 2005
Net sales	$34,541
Income from continuing operations	4,505
Earnings per share form continuing operations
Basic earnings per share	0.14
Diluted earnings per share	0.14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Our results of operations can be affected by many factors including the general economic environment and its impact on state and federal budgetary decisions, the length and complexity of the sales cycle for school districts, and the impact on revenue of transitioning some of our offerings to new subscription-based products and services which can result in a portion of the revenue being initially deferred and recognized as revenue over the subscription period. We also believe our results of operations for the three month period ended March 31, 2006 were negatively impacted by transition issues in marketing and selling AlphaSmart products.
     Generation21 was divested during the first quarter of 2005 and, therefore, its results for all periods presented in the financial statements are reflected as discontinued operations. The acquisition of AlphaSmart was completed as of June 27, 2005 and, therefore, our condensed consolidated income statement for the three month period ended March 31, 2006 includes the results of AlphaSmart.
     For the first quarter ended March 31, 2006, operating expenses included a restructuring charge of $1.9 million. The restructuring charge was primarily comprised of separation expenses for former executives.
     The following table sets forth our consolidated income statement as a percentage of net sales, except that the components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended March 31,
	2006		2005		Change
			(Dollars In Thousands)
Net Sales:
Products	$25,323	81.4%	$21,126	76.7%	$4,197	19.9%
Services	5,794	18.6%	6,431	23.3%	(637)	-9.9%

Total net sales	31,117	100.0%	27,557	100.0%	3,560	12.9%

Cost of sales:
Products	4,328	17.1%	1,189	5.6%	3,139	264.0%
Services	2,806	48.4%	2,760	42.9%	46	1.7%

Total cost of sales	7,134	22.9%	3,949	14.3%	3,185	80.7%

Gross profit:
Products	20,995	82.9%	19,937	94.4%	1,058	5.3%
Services	2,988	51.6%	3,671	57.1%	(683)	-18.6%

Total gross profit	23,983	77.1%	23,608	85.7%	375	1.6%

Operating expenses:
Product development	4,182	13.4%	3,618	13.1%	564	15.6%
Selling and marketing	9,356	30.0%	8,045	29.2%	1,311	16.3%
General and administrative	5,205	16.7%	3,069	11.1%	2,136	69.6%

Total operating expenses	18,743	60.1%	14,732	53.4%	4,011	27.2%

Operating income	5,240	16.8%	8,876	32.2%	(3,636)	-41.0%

Other, net	282	0.9%	456	1.7%	(174)	-38.2%

Income — continuing operations before income taxes	5,522	17.7%	9,332	33.9%	(3,810)	-40.8%

Income taxes — continuing operations	2,043	6.6%	3,453	12.5%	(1,410)	-40.8%

Income — continuing operations	3,479	11.2%	5,879	21.3%	(2,400)	-40.8%

Income on discontinued operations net of tax benefit of $1,417 in 2005	—	0.0%	584	2.1%	(584)	-100.0%

Net income	$3,479	11.2%	$6,463	23.5%	($2,984)	-46.2%

Three Months Ended March 31, 2006 and 2005
     Net Sales. Our net sales increased by $3.6 million, or 12.9%, to $31.1 million in the first quarter of 2006 from $27.5 million in the first quarter of 2005. The revenue growth is a result of the acquisition of AlphaSmart* which added to revenues incrementally since we did not own them in the prior period. Excluding AlphaSmart, our revenues declined by $1.3 million, or 4.8% compared to the prior year. AlphaSmart revenues declined by 30.0% compared to its first quarter of 2005 results, which were prior to our acquisition of the company. Product sales increased by $4.2 million, or 19.9%, to $25.3 million in the first quarter of 2006 from $21.1 million in the first quarter of 2005. Product revenues, exclusive of AlphaSmart, were down nearly $0.7 million, or 3.3%, compared to last year, principally due to a decline in sales of our math products. We believe that the calculations excluding the AlphaSmart revenues are useful because they allow us to remove the impact of the AlphaSmart acquisition and show the results of our pre-existing business as it relates to total revenues and product revenues, respectively.
     Service revenue for the first quarter of 2006 was $5.8 million, a decrease of $0.6 million from the first quarter 2005 revenues of $6.4 million. The most significant decline was in onsite training events. Our remote service offerings increased in the quarter, but the improvement was not large enough to offset fully the decline in onsite training events.
     Cost of Sales. The cost of sales of products increased by $3.1 million, or 264.0%, to $4.3 million in the first quarter of 2006 from $1.2 million in the first quarter of 2005. As a percentage of product sales, the cost of sales of products increased to 17.1% in the first quarter of 2006 from 5.6% in the first quarter of 2005. This increase is due primarily to the inclusion of the AlphaSmart hardware product line which generates lower gross margins than our software sales.
     The cost of sales of services was unchanged at $2.8 million in the first quarter of 2006 and 2005. As a percentage of sales of services, the cost of sales of services increased to 48.4% in the first quarter of 2006 from 42.9% in the first quarter of 2005. The increased cost of sales percentage is attributable to the lower service revenues in 2006 and the fixed nature of a portion of the related costs.
     Product Development. Product development expenses increased by $0.6 million, or 15.6%, to $4.2 million in the first quarter of 2006 from $3.6 million in the first quarter of 2005. As a percentage of net sales, product development costs increased to 13.4% in the first quarter of 2006 from 13.1% in the first quarter of 2005 primarily due to the inclusion of AlphaSmart expenses in the current period.
     Selling and Marketing. Selling and marketing expenses of $9.3 million in the first quarter of 2006 were up by $1.3 million, or 16.3%, from $8.0 million in the first quarter of 2005. As a percentage of net sales, selling and marketing expenses increased to 30.0% in the first quarter of 2006 from 29.2% in the first quarter of 2005. The increase is due to increased sales staffing and higher marketing expenses.
     General and Administrative. General and administrative expenses were $5.2 million for the first quarter of 2006, compared to $3.1 million in the first quarter of 2005. As a percentage of net sales, general and administrative expenses increased to 16.7% in the first quarter of 2006 from 11.1% in the first quarter of 2005 due to a restructuring charge of $1.9 million. The restructuring charge was primarily comprised of separation expenses for former executives.
     Operating Income. Operating income was $5.2 million, or 16.8% of net sales in the first quarter of 2006 compared to $8.9 million, or 32.2% of net sales in the first quarter of 2005.
     Income Tax Expense — Continuing Operations. Income tax expense of $2.0 million, for continuing operations, was recorded in the first quarter of 2006 at an effective income tax rate of 37.0% of pre-tax income, compared to $3.5 million, or 37.0% of pre-tax income in the first quarter of 2005.

*  AR, AccelScan, Accelerated Math, Accelerated Reader, Accelerated Vocabulary, AlphaSmart, Dana, English in a Flash, Math Facts in a Flash, Neo, Read Now with Power Up!, Renaissance, Renaissance Learning, Renaissance Place, STAR Early Literacy, STAR Reading, and STAR Math are trademarks of Renaissance Learning, Inc. registered ®, common law or pending registration in the United States and other countries. Other trademarks are the property of their respective owners.

Liquidity and Capital Resources
     As of March 31, 2006, our cash, cash equivalents and investment securities were $29.4 million, down $5.2 million from the December 31, 2005 total of $34.6 million. The decrease was primarily due to the use of $5.9 million to purchase treasury stock. We continue to maintain a strong cash position, which we believe, when coupled with cash flow from operations, will be sufficient to meet both our short-term and long-term working capital requirements.
     At March 31, 2006, we had a $15.0 million unsecured revolving line of credit with a bank which is available until May 31, 2007. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2007. The line of credit bears interest based on the prime rate less 1.0%. As of March 31, 2006, the lines of credit had not been used.
     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares under our stock repurchase program. No time limit was placed on the duration of the stock repurchase program. Repurchased shares become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the quarter ended March 31, 2006, we repurchased approximately 328,000 shares at a cost of $5.9 million. Since authorization, we have repurchased 6.5 million shares at a cost of $116.8 million under this repurchase program. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of March 31, 2006, we did not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that would have a material effect on our financial results.
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
     As of March 31, 2006, our approximate contractual obligations for operating leases and purchase obligations were:

Contractual Obligations	Payments due by Period
(In thousands)	Total	Less than	1- 3 years	3-5 years	More than
		1 year			5 years
Operating lease obligations	$3,353	$740	$2,124	$489	$—
Purchase obligations	4,250	3,824	426	—	—

Total	$7,603	$4,564	$2,550	$489	$—

Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no significant changes to our critical accounting policies that were disclosed in our 2005 Annual Report.

Forward-Looking Statements
     In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may contain certain forward-looking statements relating to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include (i) a delay or reduction in school purchases of our products due to state budgetary constraints resulting in a reduction in the funds available to schools and (ii) those factors identified in Item 1A, Risk Factors contained in our 2005 Annual Report, which factors are incorporated herein by reference to such report.
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
     Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of March 31, 2006, our investment securities had a market value of approximately $23.4 million and a carrying value of $23.5 million. In addition, we hold the first mortgage note on our former facility in Madison, Wisconsin, which had a balance of $5.9 million as of March 31, 2006. The mortgage note matures on December 31, 2008 and is secured by the value of the underlying real estate. Due to the type and duration of our investments we do not expect to realize any material gains or losses related to market risk.
     Foreign Currency Exchange Rate Risk. The financial position and results of operations of our foreign subsidiaries are measured using local currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars using average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains or losses are deferred as a separate component of shareholders’ equity. Aggregate foreign currency transaction gains and losses are included in determining net income. As such, our operating results are affected by fluctuations in the value of the U.S. dollar compared to the Australian dollar, British pound, Canadian dollar, Euro and Indian Rupee. At this time, foreign exchange rate risk is not significant due to the relative size of our foreign operations and revenues derived from sales in foreign countries.

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
     As of March 31, 2006, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.
     There has been no change in our internal control over financial reporting that has occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in our 2005 Annual Report in response to Item 1A to Part I of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 17, 2002, our Board of Directors authorized a repurchase program which provides for the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares under our stock repurchase program. No time limit was placed on the duration of the stock repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes.
     The following table shows information relating to the repurchase of shares of our common stock during the three months ended March 31, 2006:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
	Total Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs
January 1-31, 2006	102,000	$19.31	102,000	1,748,527

February 1-28, 2006	144,400	17.36	144,400	1,604,127

March 1-31, 2006	82,072	17.76	82,072	1,522,055

Total	328,472	$18.07	328,472

Item 4. Submission of Matters to a Vote of Security Holders
(a)	On April 19, 2006, the Company held its Annual Meeting of Shareholders.

(b)	Not applicable.

(c)	Set forth below is a description of the matter voted upon at the Annual Meeting of Shareholders and the number of votes cast for and against/withheld, as to such matter.
1.	Seven directors were elected to serve until the 2007 Annual Meeting of Shareholders and until their successors are elected and qualified. The results of this proposal are as follows:

		Against/
	For	Withheld
(1) Judith A. Paul	29,373,247	29,076
(2) Terrance D. Paul	29,373,962	28,361
(3) John H. Grunewald	29,299,509	102,814
(4) Gordon H. Gunnlaugsson	29,343,290	59,033
(5) Harold E. Jordan	29,343,250	59,073
(6) Addison L. Piper	29,245,042	157,281
(7) Judith A. Ryan	29,344,385	57,938

(d)	Not applicable.

Item 6. Exhibits
Exhibits.

Exhibit No.	Description

10.1	Terms of Steven A. Schmidt’s Employment dated April 10, 2006 (1)

10.2	Form of Confidentiality Agreement between Registrant and Employees (1)

10.3	Form of Non-Compete Agreement between Registrant and Employees (1)

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch

(1)	Incorporated by reference to Registrant’s Form 8-K dated April 11, 2006 (SEC File No. 0-22187)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC. (Registrant)
May 5, 2006	/s/ Terrance D. Paul
Date	Terrance D. Paul
Chief Executive Officer and a Director (Principal Executive Officer)

May 5, 2006	/s/ Mary T. Minch
Date	Mary T. Minch
Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

10.1	Terms of Steven A. Schmidt’s Employment dated April 10, 2006 (1)

10.2	Form of Confidentiality Agreement between Registrant and Employees (1)

10.3	Form of Non-Compete Agreement between Registrant and Employees (1)

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch

(1)	Incorporated by reference to Registrant’s Form 8-K dated April 11, 2006 (SEC File No. 0-22187)