Form 10-Q
period 2006-06-30
RENAISSANCE LEARNING INC
filed 2006-08-04
CIK 1030484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 31, 2006
Common Stock, $0.01 par value	29,474,065

RENAISSANCE LEARNING, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
-Index-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2006	2005
	(In Thousands, Except Share and Per
	Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,236	$7,083
Investment securities	13,463	23,363
Accounts receivable, less allowances of $1,140 and $1,340, respectively	13,370	11,393
Inventories	2,959	4,138
Prepaid expenses	1,650	1,722
Income taxes receivable	3,168	—
Deferred tax asset	4,575	3,693
Other current assets	267	390

Total current assets	44,688	51,782
Investment securities	2,823	4,132
Property, plant and equipment, net	11,621	11,475
Deferred tax asset	—	738
Goodwill	46,870	45,906
Other intangibles, net	6,423	6,787
Capitalized software, net	197	420
Other receivables	5,816	5,909
Other non-current assets	484	1,233

Total assets	$118,922	$128,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,907	$3,280
Deferred revenue	17,810	18,255
Payroll and employee benefits	5,000	4,156
Income taxes payable	—	313
Other current liabilities	3,817	4,239

Total current liabilities	29,534	30,243
Deferred revenue	501	670
Deferred compensation and other employee benefits	2,119	1,603
Deferred tax liability	1,000	—

Total liabilities	33,154	32,516
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued:
34,736,647 shares at June 30, 2006 and December 31, 2005	347	347
Additional paid-in capital	55,848	56,522
Retained earnings	123,378	118,233
Treasury stock, at cost: 5,269,218 shares at June 30, 2006; 4,387,594 shares at December 31, 2005	(92,657)	(78,845)
Unearned restricted stock compensation	(1,212)	(438)
Accumulated other comprehensive income	64	47

Total shareholders’ equity	85,768	95,866

Total liabilities and shareholders’ equity	$118,922	$128,382

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Amounts)
Net sales:
Products	$24,925	$23,634	$50,249	$44,760
Services	4,394	4,712	10,188	11,143

Total net sales	29,319	28,346	60,437	55,903

Cost of sales:
Products	4,982	2,325	9,311	3,514
Services	1,875	1,811	4,681	4,571

Total cost of sales	6,857	4,136	13,992	8,085

Gross profit	22,462	24,210	46,445	47,818
Operating expenses:
Product development	4,305	4,037	8,487	7,655
Selling and marketing	7,389	6,062	16,744	14,107
General and administrative	3,692	2,961	8,898	6,030

Total operating expenses	15,386	13,060	34,129	27,792

Operating income	7,076	11,150	12,316	20,026
Other income, net	343	502	625	958

Income — continuing operations before income taxes	7,419	11,652	12,941	20,984
Income taxes — continuing operations	2,745	4,311	4,788	7,764

Income — continuing operations	4,674	7,341	8,153	13,220

Income from discontinued operations, net of tax benefit of $1,417 for the six months ended June 30, 2005	—	—	—	584

Net income	$4,674	$7,341	$8,153	$13,804

Earnings per share:
Basic:
Continuing operations	$0.16	$0.24	$0.27	$0.43
Discontinued operations	0.00	0.00	0.00	0.02

Net income	$0.16	$0.24	$0.27	$0.45

Diluted:
Continuing operations	$0.16	$0.24	$0.27	$0.43
Discontinued operations	0.00	0.00	0.00	0.02

Net income	$0.16	$0.24	$0.27	$0.45

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10
See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$8,153	$13,804
(Income) from discontinued operations	—	(584)

Income from continuing operations	8,153	13,220
Adjustments to arrive at cash provided by operating activities
Depreciation and amortization	1,791	1,509
Amortization of investment discounts/premiums	134	244
Restricted stock compensation expense	223	—
Deferred income taxes	1,862	(225)
Excess tax benefits from share based payment arrangements	(393)	(26)
Loss on sale of property	17	—
Change in assets and liabilities, excluding the effects of acquisitions and divestitures
Accounts receivable	(1,904)	(1,102)
Inventories	814	830
Prepaid expenses	(142)	229
Income taxes	(2,728)	3,060
Accounts payable and other liabilities	(189)	(120)
Deferred revenue	(614)	(1,606)
Other current assets	123	(9)
Other	(172)	119

Cash provided by continuing operating activities	6,975	16,123
Cash used by discontinued operations	—	(116)

Net cash provided by operating activities	6,975	16,007

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,373)	(740)
Purchase of investment securities	(284)	(164)
Maturities/sales of investment securities	11,359	13,266
Capitalized software development costs	—	(4)
Net proceeds from sale of subsidiary	—	75
Acquisition of business, net of cash acquired	—	(33,353)

Net cash provided (used) by investing activities	9,702	(20,920)

Cash flows from financing activities:
Proceeds from exercise of stock options	16	832
Payment for cancellation of stock options	(993)	—
Excess tax benefits from share based payment arrangements	393	26
Dividends paid	(3,007)	(3,071)
Purchase of treasury stock	(14,933)	(6,865)

Net cash (used by) financing activities	(18,524)	(9,078)

Net decrease in cash and cash equivalents	(1,847)	(13,991)
Cash and cash equivalents, beginning of period	7,083	27,460

Cash and cash equivalents, end of period	$5,236	$13,469

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
     The results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.
3. Earnings Per Common Share
     Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding. Diluted earnings per common share has been computed based on the weighted average number of common shares outstanding, increased by the number of additional common shares that would have been outstanding if the potentially dilutive stock option shares and restricted shares had been issued.
     The weighted average shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	29,830,082	30,617,025	29,986,642	30,716,224
Dilutive effect of outstanding stock options	6,559	72,791	9,226	55,532
Dilutive effect of restricted shares	564	—	564	—

Diluted weighted average shares outstanding	29,837,205	30,689,816	29,996,432	30,771,756

     For the three months ended June 30, 2006 and 2005, there were 857,091 and 810,854 shares, respectively, attributable to outstanding stock options excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the six months ended June 30, 2006 and 2005, 820,984 and 812,047 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive. These options could be dilutive in the future.
     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares under our stock repurchase program. No time limit was placed on the duration of the stock repurchase program, nor is there any dollar limit on the program. Repurchased shares become treasury shares and will be used for stock-based employee benefit plans, acquisitions and for other general corporate purposes. During the quarter and six months ended June 30, 2006, we repurchased approximately 616,000 and 944,000 shares respectively, at a cost of $9.0 and $14.9 million. As of June 30, 2006, the cumulative number of shares repurchased under this program was 7.1 million with an aggregate cost of $125.8 million.

4. Comprehensive Income
     Total comprehensive income was $8.2 million and $13.9 million in the first six months of 2006 and 2005, respectively. For the quarters ended June 30, 2006 and 2005, comprehensive income was $4.7 million and $7.4 million, respectively. Our comprehensive income includes net income and foreign currency translation adjustments.
5. Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized and we are required to assess goodwill at least annually for impairment by applying a fair-value-based test. The final purchase price allocation for the acquisition of AlphaSmart was completed in the second quarter of 2006, resulting in the assignment of $44.1 million of the purchase price to goodwill, an increase of approximately $1.0 million from the preliminary allocation as of December 31, 2005.
     Other intangibles consist of customer relationships and tradename, which were acquired in connection with the purchase of AlphaSmart (Note 8). The tradename has an indeterminate life and therefore is not amortized. The customer relationships intangible is amortized over its useful life of ten years, on the declining balance method.
     For the three months ended June 30, 2006 and 2005, we recognized amortization expense of $182,000 and $54,000, respectively. For the six months ended June 30, 2006 and 2005, we recognized amortization expense of $364,000 and $109,000, respectively. Other intangibles consisted of the following (in thousands):

	June 30, 2006			December 31, 2005
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Tradename	$3,000	$—	$3,000	$3,000	$—	$3,000
Customer relationships	4,150	727	3,423	4,150	363	3,787

	$7,150	$727	$6,423	$7,150	$363	$6,787

6. Stock Based Compensation
     We have established the 1997 Stock Incentive Plan for our officers, key employees and non-employee directors. Effective January 1, 2006, we are required to follow SFAS 123R, “Accounting for Stock-Based Compensation.” Net income for the three and six month periods ended June 30, 2006 includes an after tax charge of approximately $24,000 and $27,000, respectively, for outstanding stock option grants. Prior to January 1, 2006 we used the intrinsic value method as prescribed in APB 25, “Accounting for Stock Issued to Employees,” to account for stock based compensation arrangements. Had compensation cost been determined, in 2005, for the stock option grants based on the fair value method set forth under SFAS 123R, net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months	Six Months
	Ended June 30, 2005
	(In thousands except per share amounts)
Net Income, as reported	$7,341	$13,804
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	1,359	1,607

Pro forma net income	$5,982	$12,197

Earnings per share:

Basic as reported	$0.24	$0.45

Basic pro forma	$0.20	$0.40

Diluted as reported	$0.24	$0.45

Diluted pro forma	$0.19	$0.39

     Options to purchase 4,100 shares of our common stock were granted during the six months ended June 30, 2006 and options to purchase 92,610 shares of our common stock were granted in the six months ended June 30, 2005. The exercise prices for all options are equal to the fair market value of our common stock on the date the options were granted.

     SFAS 123(R) requires us to report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than operating cash flow.
7. Dividends
     On July 19, 2006, our Board of Directors declared a quarterly cash dividend of $.05 per share, payable September 1, 2006 to shareholders of record as of August 11, 2006.
8. Business Combinations
     On June 27, 2005, we acquired AlphaSmart, a provider of affordable, portable personal learning solutions for K-12 schools. The results of AlphaSmart’s operations are included in our consolidated financial statements since that date.
     The following table includes our unaudited pro forma results of operations for the three and six month period ended June 30, 2005. The unaudited pro forma financial information summarizes the results of operations as if the AlphaSmart acquisition had occurred at the beginning of each of the periods presented. The pro forma information contains Renaissance Learning’s actual operating results combined with AlphaSmart’s actual operating results, adjusted to include the pro forma impact of: the amortization of intangible assets, lower interest income as a result of the sale of available-for-sale securities to fund the acquisition and the elimination of merger related costs. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition occurred at the beginning of the period presented.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
(In thousands, except per share amounts)
Net sales	$36,658	$71,196
Income from continuing operations	7,643	13,156
Earnings per share from continuing operations
Basic earnings per share	0.24	0.41
Diluted earnings per share	0.24	0.41
9. Recent Accounting Pronouncement
     In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation provides specific guidance on how enterprises recognize and measure tax benefits associated with uncertain tax positions. FIN 48 is effective for our Company on January 1, 2007. We are in the process of evaluating what impact, if any, that FIN 48 will have on our financial position, results of operations or shareholders’ equity and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Our results of operations can be affected by many factors including the general economic environment and its impact on state and federal budgetary decisions, the length and complexity of the sales cycle for school districts, and the impact on revenue of transitioning some of our offerings to new subscription-based products and services which can result in a portion of the revenue being initially deferred and recognized as revenue over the subscription period. We also believe our results of operations for the three and six month periods ended June 30, 2006 were negatively impacted by transition issues in marketing and selling AlphaSmart products.
     Generation 21 was divested during the first quarter of 2005 and, therefore, its results for all periods presented in the financial statements are reflected as discontinued operations. Our acquisition of AlphaSmart was completed on June 27, 2005 and, therefore, our condensed consolidated income statements include the results of AlphaSmart for the entire first six months of 2006 as compared to only the last few days of the second quarter during the first six months 2005.
     Operating expenses for the six months ended June 30, 2006 include a restructuring charge of $1.9 million that was recorded in the first quarter of 2006. The restructuring charge was primarily comprised of separation expenses for former executives.
     The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales:
Products	85.0%	83.4%	83.1%	80.1%
Services	15.0	16.6	16.9	19.9

Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Products	20.0%	9.8%	18.5%	7.9%
Services	42.7	38.4	45.9	41.0
Total cost of sales	23.4	14.6	23.2	14.5

Gross profit:
Products	80.0	90.2	81.5	92.1
Services	57.3	61.6	54.1	59.0
Total gross profit	76.6	85.4	76.8	85.5

Operating expenses:
Product development	14.7	14.2	14.0	13.7
Selling and marketing	25.2	21.4	27.7	25.3
General and administrative	12.6	10.4	14.7	10.8
Total operating expenses	52.5	46.0	56.4	49.8

Operating income	24.1	39.4	20.4	35.7

Other, net	1.2	1.7	1.0	1.9
Income — continuing operations before income taxes	25.3	41.1	21.4	37.6

Income taxes — continuing operations	9.4	15.2	7.9	13.9

Income — continuing operations	15.9	25.9	13.5	23.7

Income from discontinued operations, net of tax benefit of $1,417 in 2005	—	—	—	1.0

Net income	15.9%	25.9%	13.5%	24.7%

Three Months Ended June 30, 2006 and 2005
     Net Sales. Our net sales increased by $1.0 million, or 3.4%, to $29.3 million in the second quarter of 2006 from $28.3 million in the second quarter of 2005. The revenue growth is a result of the acquisition of AlphaSmart, Inc. which added to revenues incrementally because we did not own them until June 27, 2005. Excluding AlphaSmart, our revenues declined by $5.5 million, or 20.0%, compared to the prior year. AlphaSmart* revenues for the second quarter of 2006 declined by 19.9% compared to its second quarter of 2005. Product sales increased by $1.3 million, or 5.5%, to $24.9 million in the second quarter of 2006 from $23.6 million in the second quarter of 2005. Product revenues, exclusive of AlphaSmart, declined by nearly $6.2 million, or 26.1%, compared to last year, due to declines across all product lines. We believe the calculations which exclude the impact of the AlphaSmart acquisition are useful because they allow us to disclose the comparative revenues of our pre-existing business.
     Service revenue for the second quarter of 2006 was $4.4 million, a decrease of $0.3 million from the second quarter 2005 revenues of $4.7 million. Service revenues declined due to a decrease in on-site training events partially offset by increases in technical consulting and other remote services.
     Cost of Sales. The cost of sales of products increased by $2.7 million, or 114.3%, to $5.0 million in the second quarter of 2006 from $2.3 million in the second quarter of 2005. As a percentage of product sales, the cost of sales of products increased to 20.0% in the second quarter of 2006 from 9.8% in the second quarter of 2005. This increase is due primarily to the inclusion of the AlphaSmart hardware product line and to a lesser extent the Classroom Response System both of which generate lower gross margins than our software sales.
     The cost of sales of services increased by $0.1 million, or 3.5%, to $1.9 million in the second quarter of 2006 from $1.8 million in the second quarter of 2005. As a percentage of sales of services, the cost of sales of services increased to 42.7% in the second quarter of 2006 from 38.4% in the second quarter of 2005. The increased cost of sales percentage is attributable to the lower service revenues in 2006 and the fixed nature of a portion of the related costs.
     Product Development. Product development expenses increased by $0.3 million, or 6.6%, to $4.3 million in the second quarter of 2006 from $4.0 million in the second quarter of 2005. As a percentage of net sales, product development costs increased to 14.7% in the second quarter of 2006 from 14.2% in the second quarter of 2005 primarily due to the inclusion of AlphaSmart expenses in the current period.
     Selling and Marketing. Selling and marketing expenses of $7.4 million in the second quarter of 2006 were up by $1.3 million, or 21.9%, from $6.1 million in the second quarter of 2005. As a percentage of net sales, selling and marketing expenses increased to 25.2% in the second quarter of 2006 from 21.4% in the second quarter of 2005. The increase is due to increased sales staffing and higher advertising expenses.
     General and Administrative. General and administrative expenses were $3.7 million for the second quarter of 2006, compared to $3.0 million in the second quarter of 2005. As a percentage of net sales, general and administrative expenses increased to 12.6% in the second quarter of 2006 from 10.4% in the second quarter of 2005 primarily due to the inclusion of AlphaSmart expenses in the current period.
     Operating Income. Operating income was $7.1 million, or 24.1% of net sales in the second quarter of 2006 compared to $11.2 million, or 39.4% of net sales in the second quarter of 2005.
     Income Tax Expense — Continuing Operations. Income tax expense of $2.7 million, for continuing operations, was recorded in the second quarter of 2006 at an effective income tax rate of 37.0% of pre-tax income, compared to $4.3 million, or 37.0% of pre-tax income in the second quarter of 2005.

*       AR, AccelScan, Accelerated Math, Accelerated Reader, Accelerated Vocabulary, AlphaSmart, Dana, English in a Flash, Math Facts in a Flash, Neo, Read Now with Power Up!, Renaissance, Renaissance Classroom Response System, Renaissance Learning, Renaissance Place, STAR Early Literacy, STAR Reading, and STAR Math are trademarks of Renaissance Learning, Inc. registered ®, common law or pending registration in the United States and other countries.

Six Months Ended June 30, 2006 and 2005
     Net Sales. Our net sales of $60.4 million in the first six months of 2006 were $4.5 million more than the $55.9 million in the first six months of 2005. The revenue growth is a result of the acquisition of AlphaSmart which added to revenues incrementally because we did not own them until June 27, 2005. Excluding AlphaSmart, our revenues declined by $6.8 million, or 12.4%, compared to the prior year. AlphaSmart revenues for the first six months of 2006 declined by 24.3% compared to its revenues for the first six months of 2005. Product sales increased by $5.5 million, or 12.3%, to $50.2 million in the first six months of 2006 from $44.8 million in the same period in 2005. Product revenues, exclusive of AlphaSmart, were down nearly $6.9 million, or 15.3%, compared to last year, due to declines across all product lines. We believe the calculations which exclude the impact of the AlphaSmart acquisition are useful because they allow us to disclose the comparative revenues of our pre-existing business.
     Service revenue decreased by $0.9 million, or 8.6%, in the first six months of 2006 to $10.2 million from $11.1 million in the first six months of 2005. Service revenues declined due to a decrease in on-site training events partially offset by increases in technical consulting and other remote services.
     Cost of Sales. The cost of sales of products increased by $5.8 million, or 165.0%, to $9.3 million in the first six months of 2006 from $3.5 million in the same period in 2005. As a percentage of product sales, the cost of sales of products increased to 18.5% in the first half of 2006 from 7.9% in the first half of 2005. This increase is due primarily to the inclusion of the AlphaSmart hardware product line and to a lesser extent the Classroom Response System both of which generate lower gross margins than our software sales.
     The cost of sales of services increased by $0.1 million, or 2.4%, to $4.7 million in the first six months of 2006 from $4.6 million in the same period in 2005. As a percentage of sales of services, the cost of sales of services increased to 45.9% in the first six months of 2006 from 41.0% in the first six months of 2005. The increased cost of sales percentage is attributable to the lower service revenues in 2006 and the fixed nature of a portion of the related costs.
     Product Development. Product development expenses were $8.5 million or 14.0% of sales in the first six months of 2006, compared to $7.7 million or 13.7% of sales for the first six months of 2005. Product development costs increased primarily due to the inclusion of AlphaSmart expenses in the current period.
     Selling and Marketing. Selling and marketing expenses increased by $2.6 million, or 18.7%, to $16.7 million in the first half of 2006 from $14.1 million in the first half of 2005. As a percentage of net sales, selling and marketing expenses increased to 27.7% in the first six months of 2006 from 25.3% in the first six months of 2005. The increase is due to increased sales staffing and higher advertising expenses.
     General and Administrative. General and administrative expenses were $8.9 million, or 14.7% of sales in the first six months of 2006 compared to $6.0 million or 10.8% of sales in the first six months of 2005. General and administrative expenses increased due to a restructuring charge of $1.9 million which was comprised of separation expenses for former executives and, to a lesser extent, the inclusion of AlphaSmart expenses in the six months ended June 30, 2006.
     Operating Income. Operating income decreased by $7.7 million, or 38.5%, to $12.3 million in the first six months of 2006 from $20.0 million in the same period in 2005. As a percentage of net sales, operating income decreased to 20.4% in the first half of 2006 from 35.7% in the first half of 2005.
     Income Tax Expense — Continuing Operations. Income tax expense of $4.8 million, for continuing operations, was recorded for the first six months of 2006 at an effective income tax rate of 37.0% of pre-tax income, compared to $7.8 million, or 37.0% of pre-tax income for the first six months of 2005.
     Discontinued Operations. In the first half of 2005, we recorded a gain on the sale of Generation21 of approximately $0.7 million which included a one-time tax benefit of $1.1 million. When combined with the operating losses incurred in January and February 2005 for that subsidiary, the net income from discontinued operations totaled approximately $0.6 million in the first half of 2005.
Liquidity and Capital Resources
     As of June 30, 2006, our cash, cash equivalents and investment securities were $21.5 million, down $13.1 million from the December 31, 2005 total of $34.6 million. The decrease was primarily due to the use of $14.9 million to purchase treasury stock and dividend payments of $3.0 million. We continue to maintain a strong cash position, which we believe, when coupled with cash flow from operations, will be sufficient to meet both our short-term and long-term working capital requirements.

     At June 30, 2006, we had a $15.0 million unsecured revolving line of credit with a bank which is available until May 31, 2007. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2007. The line of credit bears interest based on the prime rate less 1.0%. As of June 30, 2006, the lines of credit had not been used.
     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares under our stock repurchase program. No time limit was placed on the duration of the stock repurchase program nor is there any dollar limit on the program. Repurchased shares become treasury shares and will be used for stock-based employee benefit plans, acquisitions and for other general corporate purposes. During the quarter and six months ended June 30, 2006, we repurchased approximately 616,000 and 944,000 shares, respectively, at a cost of $9.0 and $14.9 million. As of June 30, 2006, the cumulative number of shares repurchased under this program was 7.1 million with an aggregate cost of $125.8 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares under this program.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of June 30, 2006, we did not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that would have a material effect on our financial results.
     Operating Leases. We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. We utilize operating leases for some of our facilities to gain flexibility and limit our exposure to many of the risks of owning commercial property, particularly with regard to international operations. These agreements generally are for terms of one to five years and cannot be terminated by either the lessor or us for reasons other than breach of the lease agreement. We do not anticipate early termination of any of these agreements.
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
     As of June 30, 2006, our approximate contractual obligations for operating leases and purchase obligations were:

Contractual Obligations	Payments due by Period
		Less than			More than
(In thousands)	Total	1 year	1- 3 years	3-5 years	5 years
Operating lease obligations	$4,056	$815	$2,752	$489	$—
Purchase obligations	4,158	3,924	234	—	—

Total	$8,214	$4,739	$2,986	$489	$—

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

Forward-Looking Statements
     In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following “Quantitative and Qualitative Disclosures About Market Risk” may contain certain forward-looking statements relating to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include (i) a delay or reduction in school purchases of our products due to state budgetary constraints resulting in a reduction in the funds available to schools and (ii) those factors identified in Item 1A, Risk Factors contained in our 2005 Annual Report, which factors are incorporated herein by reference to such report.
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
     Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of June 30, 2006, our investment securities had a market value of approximately $16.2 million and a carrying value of $16.3 million. In addition, we hold the first mortgage note on our former facility in Madison, Wisconsin, which had a balance of $5.8 million as of June 30, 2006. The mortgage note matures on December 31, 2008 and is secured by the value of the underlying real estate. Due to the type and duration of our investments we do not expect to realize any material gains or losses related to market risk.
     Foreign Currency Exchange Rate Risk. The financial position and results of operations of our foreign subsidiaries are measured using local currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars using average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains or losses are deferred as a separate component of shareholders’ equity. Aggregate foreign currency transaction gains and losses are included in determining net income. As such, our operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound, Canadian dollar, Euro and Indian Rupee. At this time, foreign exchange rate risk is not significant due to the relative size of our foreign operations and revenues derived from sales in foreign countries.

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
     As of June 30, 2006, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.
     There has been no change in our internal control over financial reporting that has occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in our 2005 Annual Report in response to Item 1A to Part I of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares under our stock repurchase program. No time limit was placed on the duration of the stock repurchase program, nor is there any dollar limit on the program. Repurchased shares become treasury shares and will be used for stock-based employee benefit plans, acquisitions and for other general corporate purposes.
     The following table shows information relating to the repurchase of shares of our common stock during the three months ended June 30, 2006:

					Maximum
				Total Number of	Number of Shares
				Shares Purchased	that May Yet Be
		Total Number	Average Price	as Part of Publicly	Purchased Under
		of Shares	Paid per	Announced Plans	the Plans or
Period		Purchased	Share	or Programs	Programs
April 1-30, 2006	(1)	5,791	$15.81	0	1,522,055
May 1-31, 2006	(2)	152,909	14.75	148,700	1,369,146
June 1-30, 2006		466,800	14.58	466,800	902,346

Total		625,500	$14.64	615,500

(1)	Includes 5,000 and 791 shares purchased in open-market transactions by two of our directors, Harold E. Jordan and Addison L. Piper, respectively.

(2)	Includes 4,209 shares purchased in an open-market transaction by Addison L. Piper

Item 6. Exhibits
Exhibits.

Exhibit No.	Description

10.1	Executive Officer Compensation Summary
10.2	Form of Restricted Stock Agreement with Certain Non-Employee Directors (1)
10.3	Non-Employee Director Compensation Summary (1)
10.4	Form of Restricted Stock Agreement with Certain Executive Officers (1)
31.1	Section 302 certification by Terrance D. Paul
31.2	Section 302 certification by Mary T. Minch
32.1	Section 906 certification by Terrance D. Paul
32.2	Section 906 certification by Mary T. Minch

(1)	Incorporated by reference to Registrant’s Form 8-K dated May 10, 2006 (SEC File No. 0-22187)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC.
(Registrant)

August 3, 2006	/s/ Terrance D. Paul
Date	Terrance D. Paul
Chief Executive Officer and a Director
(Principal Executive Officer)

August 3, 2006	/s/ Mary T. Minch
Date	Mary T. Minch
Vice President-Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description
10.1	Executive officer Compensation Summary
10.2	Form of Restricted Stock Agreement with Certain Non-Employee Directors (1)
10.3	Non-Employee Director Compensation Summary (1)
10.4	Form of Restricted Stock Agreement with Certain Executive Officers (1)
31.1	Section 302 certification by Terrance D. Paul
31.2	Section 302 certification by Mary T. Minch
32.1	Section 906 certification by Terrance D. Paul
32.2	Section 906 certification by Mary T. Minch

(1)	Incorporated by reference to Registrant’s Form 8-K dated May 10, 2006 (SEC File No. 0-22187)