Form 10-Q
period 2006-09-30
RENAISSANCE LEARNING INC
filed 2006-11-06
CIK 1030484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 31, 2006

Common Stock, $0.01 par value	29,152,888

RENAISSANCE LEARNING, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
-Index-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2006	2005
	(In Thousands, Except Share and Per
	Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13,112	$7,083
Investment securities	7,219	23,363
Accounts receivable, less allowances of $1,183 and $1,340, respectively	13,711	11,393
Inventories	3,550	4,138
Prepaid expenses	1,856	1,722
Income taxes receivable	1,510	—
Deferred tax asset	4,576	3,693
Other current assets	208	390

Total current assets	45,742	51,782
Investment securities	2,444	4,132
Property, plant and equipment, net	11,740	11,475
Deferred tax asset	—	738
Goodwill	46,872	45,906
Other intangibles, net	6,274	6,787
Capitalized software, net	850	420
Other receivables	5,768	5,909
Other non-current assets	468	1,233

Total assets	$120,158	$128,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,730	$3,280
Deferred revenue	22,818	18,255
Payroll and employee benefits	3,898	4,156
Income taxes payable	—	313
Other current liabilities	3,892	4,239

Total current liabilities	34,338	30,243
Deferred revenue	670	670
Deferred compensation and other employee benefits	1,631	1,603
Deferred tax liability	998	—

Total liabilities	37,637	32,516
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued:
34,736,647 shares at September 30, 2006 and December 31, 2005	347	347
Additional paid-in capital	55,551	56,522
Retained earnings	123,988	118,233
Treasury stock, at cost: 5,534,354 shares at September 30, 2006 4,387,594 shares at December 31, 2005	(95,958)	(78,845)
Unearned restricted stock compensation	(1,457)	(438)
Accumulated other comprehensive income	50	47

Total shareholders’ equity	82,521	95,866

Total liabilities and shareholders’ equity	$120,158	$128,382

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
		(In Thousands, Except Per Share Amounts)
Net sales:
Products	$19,533	$25,615	$69,783	$70,375
Services	5,634	5,774	15,822	16,918

Total net sales	25,167	31,389	85,605	87,293

Cost of sales:
Products	3,708	5,297	13,019	8,812
Services	2,691	2,100	7,372	6,672

Total cost of sales	6,399	7,397	20,391	15,484

Gross profit	18,768	23,992	65,214	71,809
Operating expenses:
Product development	3,990	4,927	12,477	12,583
Selling and marketing	8,036	8,325	24,781	22,432
General and administrative	3,755	3,341	12,653	9,370

Total operating expenses	15,781	16,593	49,911	44,385

Operating income	2,987	7,399	15,303	27,424
Other income, net	316	404	942	1,363

Income — continuing operations before income taxes	3,303	7,803	16,245	28,787
Income taxes — continuing operations	1,222	2,887	6,011	10,651

Income — continuing operations	2,081	4,916	10,234	18,136

Income from discontinued operations, net of tax benefit of $1,417 for the nine months ended September 30, 2005	—	—	—	584

Net income	$2,081	$4,916	$10,234	$18,720

Earnings per share:
Basic:
Continuing operations	$0.07	$0.16	$0.34	$0.58
Discontinued operations	0.00	0.00	0.00	0.02

Net income	$0.07	$0.16	$0.34	$0.60

Diluted:
Continuing operations	$0.07	$0.16	$0.34	$0.58
Discontinued operations	0.00	0.00	0.00	0.02

Net income	$0.07	$0.16	$0.34	$0.60

Cash dividends declared per share	$0.05	$0.05	$0.15	$0.15
See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$10,234	$18,720
Income from discontinued operations	—	(584)

Income from continuing operations	10,234	18,136
Adjustments to arrive at cash provided by operating activities
Depreciation and amortization	2,585	2,460
Amortization of investment discounts/premiums	153	332
Restricted stock compensation expense	490	—
Deferred income taxes	1,860	(281)
Excess tax benefits from share based payment arrangements	(393)	(104)
Change in assets and liabilities, excluding the effects of acquisitions and divestitures
Accounts receivable	(2,245)	(1,663)
Inventories	223	1,018
Prepaid expenses	(315)	238
Income taxes	(1,070)	177
Accounts payable and other liabilities	(881)	1,143
Deferred revenue	4,564	1,035
Other current assets	182	838
Other	(108)	(225)

Cash provided by continuing operating activities	15,279	23,104
Cash used by discontinued operations	—	(116)

Net cash provided by operating activities	15,279	22,988

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,096)	(1,724)
Purchase of investment securities	(356)	(247)
Maturities/sales of investment securities	18,035	18,143
Capitalized software development costs	(689)	(4)
Net proceeds from sale of subsidiary	—	75
Acquisition of business, net of cash acquired	—	(33,988)

Net cash provided (used) by investing activities	14,894	(17,745)

Cash flows from financing activities:
Proceeds from exercise of stock options	16	1,676
Payment for cancellation of stock options	(993)	—
Excess tax benefits from share based payment arrangements	393	104
Dividends paid	(4,479)	(4,657)
Purchase of treasury stock	(19,081)	(14,037)

Net cash used by financing activities	(24,144)	(16,914)

Net increase (decrease) in cash and cash equivalents	6,029	(11,671)
Cash and cash equivalents, beginning of period	7,083	27,460

Cash and cash equivalents, end of period	$13,112	$15,789

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
     The results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.
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
     The weighted average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	29,257,702	31,598,830	29,740,992	31,013,660
Dilutive effect of outstanding stock options	3,103	97,461	7,044	70,092
Dilutive effect of restricted shares	8,228	—	8,228	—

Diluted weighted average shares outstanding	29,269,033	31,696,291	29,756,264	31,083,752

     For the three months ended September 30, 2006 and 2005, there were 872,192 and 817,169 shares, respectively, attributable to outstanding stock options excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the nine months ended September 30, 2006 and 2005, there were 848,876 and 900,800 shares, respectively, attributable to outstanding stock options excluded from the calculation of diluted earnings per share because their effect was antidilutive. These options could be dilutive in the future.
4. Comprehensive Income
     Total comprehensive income was $10.2 million and $18.7 million in the first nine months of 2006 and 2005, respectively. For the quarters ended September 30, 2006 and 2005, comprehensive income was $2.1 million and $4.9 million, respectively. Our comprehensive income includes net income and foreign currency translation adjustments.
5. Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized and we are required to assess goodwill at least annually for impairment by applying a fair-value-based test. The company performs its annual impairment test in the fourth quarter.

     The final purchase price allocation for the acquisition of AlphaSmart, Inc. (“AlphaSmart”) was completed in the second quarter of 2006, resulting in the assignment of $44.1 million of the purchase price to goodwill, an increase of approximately $1.0 million from the preliminary allocation as of December 31, 2005.
     Other intangibles consist of customer relationships and tradename, which were acquired in connection with the purchase of AlphaSmart (Note 8). The tradename has an indeterminate life and therefore is not amortized. The customer relationships intangible is amortized over its useful life of ten years, on the declining balance method.
     For the three months ended September 30, 2006 and 2005, we recognized amortization expense of $149,000 and $237,000, respectively. For the nine months ended September 30, 2006 and 2005, we recognized amortization expense of $513,000 and $346,000, respectively. Other intangibles consisted of the following (in thousands):

	September 30, 2006			December 31, 2005
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Tradename	$3,000	$—	$3,000	$3,000	$—	$3,000
Customer relationships	4,150	876	3,274	4,150	363	3,787

	$7,150	$876	$6,274	$7,150	$363	$6,787

6. Share Based Compensation
     We have established the 1997 Stock Incentive Plan for our officers, key employees and non-employee directors. Effective January 1, 2006, we are required to follow SFAS 123R, “Accounting for Stock-Based Compensation.” Net income for the three and nine month periods ended September 30, 2006 includes an after tax charge of approximately $24,000 and $51,000, respectively, for outstanding stock option grants. Prior to January 1, 2006, we used the intrinsic value method as prescribed in APB 25, “Accounting for Stock Issued to Employees,” to account for stock based compensation arrangements. SFAS 123R requires us to report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than operating cash flow.
     Options to purchase 9,616 shares of our common stock were granted during the nine months ended September 30, 2006 and options to purchase 223,044 shares of our common stock were granted in the nine months ended September 30, 2005. The exercise prices for all options are equal to the fair market value of our common stock on the date the options were granted.
     We also grant restricted shares or restricted share units to certain employees and our directors, (together, referred to as “restricted stock awards”). For employees, restricted stock awards generally vest over a period of four years and for directors, upon termination of the individual’s tenure on our board. Restricted stock awards made to our directors are expensed when granted, awards to employees are expensed ratably over the vesting period. We granted 120,199 shares of restricted stock during the nine months ended September 30, 2006, and we granted 21,882 shares of restricted stock in the nine months ended September 30, 2005. We value restricted stock awards at the closing market price of our common stock on the date of grant.
     As of September 30, 2006, the total unearned compensation related to share-based compensation awards, net of estimated forfeitures was $1.4 million, which will be amortized as expense over the weighted average remaining period of 3.6 years.
     A summary of restricted stock activity for the nine months ended September 30, 2006 is as follows:

		Weighted
		Average Value	Aggregate
	Shares	Per Share	Intrinsic Value
	(In thousands except per share amounts)
Balance at January 1, 2006	22	$22.60	$410
Granted	120	14.14
Vested	(4)	10.87
Forfeitures	(11)	18.38

Balance at September 30, 2006	127	$15.34	$1,822

     Had compensation cost been determined, in 2005, for share-based compensation based on the fair value method set forth under SFAS 123R, net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	Three Months	Nine Months
	Ended September 30, 2005
	(In thousands except per share amounts)
Net Income, as reported	$4,916	$18,720
Add: Shared-based compensation expense included in reported net income, net of tax	13	13
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	(922)	(2,529)

Pro forma net income	$4,007	$16,204

Earnings per share:
Basic as reported	$0.16	$0.60

Basic pro forma	$0.13	$0.52

Diluted as reported	$0.16	$0.60

Diluted pro forma	$0.13	$0.52

7. Dividends
     On October 18, 2006, our Board of Directors declared a quarterly cash dividend of $.05 per share, payable December 1, 2006 to shareholders of record as of November 10, 2006.
8. Business Combinations
     On June 27, 2005, we acquired AlphaSmart, a provider of affordable, portable personal learning solutions for K-12 schools. The results of AlphaSmart’s operations are included in our consolidated financial statements since that date.
     The following table includes our unaudited pro forma results of operations for the nine month period ended September 30, 2005. The unaudited pro forma financial information summarizes the results of operations as if the AlphaSmart acquisition had occurred at the beginning of the period presented. The pro forma information contains Renaissance Learning’s actual operating results combined with AlphaSmart’s actual operating results, adjusted to include the pro forma impact of: the amortization of intangible assets, lower interest income as a result of the sale of available-for-sale securities to fund the acquisition and the elimination of merger related costs. This pro forma amount is not necessarily indicative of the results that would have been obtained if the acquisition occurred at the beginning of the period presented.

Nine Months
Ended
September 30, 2005
(In thousands, except per share amounts)
Net sales	$102,585
Income from continuing operations	18,072
Earnings per share from continuing operations
Basic earnings per share	0.57
Diluted earnings per share	0.57
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
     Our results of operations can be affected by many factors including the general economic environment, state and federal budgetary decisions and the length and complexity of the sales cycle for school districts. Revenue can be significantly impacted by the proportion of sales attributable to our subscription-based product and service offerings relative to sales from non-subscription-based offerings, which can result in a portion of a period’s sales being initially deferred and recognized as revenue in future periods over the subscription period. We also believe our results of operations for the three and nine month periods ended September 30, 2006 were negatively impacted by transition activities and training needs, related to a reorganization and expansion of our sales groups.
     Generation21 was divested during the first quarter of 2005 and, therefore, its results for all periods presented in the financial statements are reflected as discontinued operations. Our acquisition of AlphaSmart was completed on June 27, 2005 and, therefore, our condensed consolidated income statements include the results of AlphaSmart for the nine months of 2006 as compared to only the last few days of the second quarter and the entire third quarter of 2005.
     Operating expenses for the nine months ended September 30, 2006 include a restructuring charge of $1.9 million that was recorded in the first quarter of 2006. The restructuring charge was primarily comprised of separation expenses for former executives.
     The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Sales:
Products	77.6%	81.6%	81.5%	80.6%
Services	22.4	18.4	18.5	19.4

Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Products	19.0%	20.7%	18.7%	12.5%
Services	47.8	36.4	46.6	39.4
Total cost of sales	25.4	23.6	23.8	17.7

Gross profit:
Products	81.0	79.3	81.3	87.5
Services	52.2	63.6	53.4	60.6
Total gross profit	74.6	76.4	76.2	82.3

Operating expenses:
Product development	15.9	15.7	14.6	14.4
Selling and marketing	31.9	26.5	28.9	25.7
General and administrative	14.9	10.6	14.8	10.8
Total operating expenses	62.7	52.8	58.3	50.9

Operating income	11.9	23.6	17.9	31.4

Other, net	1.3	1.3	1.1	1.6
Income — continuing operations before income taxes	13.2	24.9	19.0	33.0

Income taxes — continuing operations	4.9	9.2	7.0	12.2

Income — continuing operations	8.3	15.7	12.0	20.8

Income from discontinued operations, net of tax benefit of $1,417 in 2005	—	—	—	.6

Net income	8.3%	15.7%	12.0%	21.4%

Three Months Ended September 30, 2006 and 2005
     Net Sales. Our net sales decreased by $6.2 million, or 19.8%, to $25.2 million in the third quarter of 2006 from $31.4 million in the third quarter of 2005. The decrease is attributable to a 37.6% decline in laptop revenues and to our customers transitioning their purchases to more subscription-based products and services, particularly Accelerated Reader*, as compared to the same quarter last year. Revenues from subscription-based products are initially deferred and then recognized ratably over the subscription period, generally one year, while the majority of revenues from non-subscription-based sales are recognized immediately upon delivery. During the third quarter 2006, deferred revenue increased by $5.2 million, primarily due to subscription-based products and services, as compared to an increase of $2.6 million in the same quarter last year. Product revenues decreased by $6.1 million, or 23.7%, to $19.5 million in the third quarter of 2006 from $25.6 million in the third quarter of 2005. Product revenues, exclusive of laptops, declined by $3.1 million, or 17.6%, compared to last year, despite orders for other Renaissance Learning products being up 2% for the quarter. We believe that orders and revenue excluding the impact of laptops are useful metrics for investors because they provide a basis upon which to compare the performance of our business, as it existed prior to the AlphaSmart acquisition, to earlier periods.
     Service revenue for the third quarter of 2006 was $5.6 million, a decrease of $0.1 million from the third quarter 2005. Service revenues were down 2.4% primarily due to a decrease in onsite training revenue that was nearly offset by increases in technical consulting and other remote services.
     Cost of Sales. The cost of sales of products decreased by $1.6 million, or 30.0%, to $3.7 million in the third quarter of 2006 from $5.3 million in the third quarter of 2005. As a percentage of product sales, the cost of sales of products decreased to 19.0% in the third quarter of 2006 from 20.7% in the third quarter of 2005. The decrease is primarily the result of a greater mix of software products in the current quarter than in last year’s third quarter.
     The cost of sales of services increased by $0.6 million, or 28.1%, to $2.7 million in the third quarter of 2006 from $2.1 million in the third quarter of 2005. As a percentage of sales of services, the cost of sales of services increased to 47.8% in the third quarter of 2006 from 36.4% in the third quarter of 2005. The increased cost of sales percentage is primarily due to pricing changes for our onsite training events for which we lowered the price of consecutive training days in order to improve implementations.
     Product Development. Product development expenses decreased by $0.9 million, or 19.0%, to $4.0 million in the third quarter of 2006 from $4.9 million in the third quarter of 2005. As a percentage of net sales, product development costs increased to 15.9% in the third quarter of 2006 from 15.7% in the third quarter of 2005. During the third quarter of 2006, we capitalized $0.7 million of software development costs as compared to none in the same period as last year. We had a number of new products in 2006, the Renaissance Place version of KeyWords and the UK versions of several products, for which we capitalized development costs in 2006, compared to 2005, when we did not have any new products which were at a point of technological feasibility.
     Selling and Marketing. Selling and marketing expenses of $8.0 million in the third quarter of 2006 were down by $0.3 million, or 3.5%, from $8.3 million in the third quarter of 2005. As a percentage of net sales, selling and marketing expenses increased to 31.9% in the third quarter of 2006 from 26.5% in the third quarter of 2005, as a result of lower net sales in 2006 versus 2005. The reduced expense is mainly due to lower advertising expenses resulting from a more targeted directed marketing approach partially offset by higher selling expenses for additional staffing related to expansion of our sales force.
     General and Administrative. General and administrative expenses were $3.8 million for the third quarter of 2006, compared to $3.3 million in the third quarter of 2005. As a percentage of net sales, general and administrative expenses increased to 14.9% in the third quarter of 2006 from 10.6% in the third quarter of 2005. General and administrative expenses increased primarily due to share-based compensation expense related to grants of restricted stock.
     Operating Income. Operating income was $3.0 million, or 11.9% of net sales in the third quarter of 2006 compared to $7.4 million, or 23.6% of net sales in the third quarter of 2005.
     Income Tax Expense — Continuing Operations. Income tax expense of $1.2 million, for continuing operations, was recorded in the third quarter of 2006 at an effective income tax rate of 37.0% of pre-tax income, compared to $2.9 million, or 37.0% of pre-tax income in the third quarter of 2005.

*	AR, AccelScan, Accelerated Math, Accelerated Reader, Accelerated Vocabulary, AlphaSmart, Dana, English in a Flash, KeyWords, Math Facts in a Flash, Neo, Read Now with Power Up!, Renaissance, Renaissance Classroom Response System, Renaissance Learning, Renaissance Place, STAR Early Literacy, STAR Reading, and STAR Math are trademarks of Renaissance Learning, Inc. registered ®, common law or pending registration in the United States and other countries.

Nine Months Ended September 30, 2006 and 2005
     Net Sales. Our net sales decreased by $1.7 million, or 1.9%, to $85.6 million in the first nine months of 2006 from $87.3 million in the first nine months of 2005. Excluding laptops, our revenues declined by $10.1 million, or 12.8%, compared to the prior year. Product sales decreased by $0.6 million, or 0.8%, to $69.8 million in the first nine months of 2006 from $70.4 million in the same period in 2005. Product revenues, exclusive of laptops, declined by $9.0 million, or 14.6%, compared to last year, due to declines across all product lines. We believe that orders and revenue excluding the impact of laptops are useful metrics for investors because they provide a basis upon which to compare the performance of our business, as it existed prior to the AlphaSmart acquisition, to earlier periods.
     Service revenue decreased by $1.1 million, or 6.5%, in the first nine months of 2006 to $15.8 million from $16.9 million in the first nine months of 2005. Service revenues were down due to a decrease in on-site training revenue that was offset by increases in technical consulting and other remote services.
     Cost of Sales. The cost of sales of products increased by $4.2 million, or 47.7%, to $13.0 million in the first nine months of 2006 from $8.8 million in the same period in 2005. As a percentage of product sales, the cost of sales of products increased to 18.7% in the first nine months of 2006 from 12.5% in the first nine months of 2005. This increase is due primarily to a higher proportion of revenue in 2006 attributable to hardware sales which generate lower gross margins than do our software sales. The increase in hardware sales for the nine month period is primarily due to the inclusion of AlphaSmart results of operations for the full nine month period in 2006 versus a partial period in 2005.
     The cost of sales of services increased by $0.7 million, or 10.5%, to $7.4 million in the first nine months of 2006 from $6.7 million in the same period in 2005. As a percentage of sales of services, the cost of sales of services increased to 46.6% in the first nine months of 2006 from 39.4% in the first nine months of 2005. The increased cost of sales percentage is attributable to the lower service revenues in 2006 and the fixed nature of a portion of the related costs.
     Product Development. Product development expenses were essentially unchanged at $12.5 million or 14.6% of sales in the first nine months of 2006, compared to $12.6 million or 14.4% of sales for the first nine months of 2005. AlphaSmart expenses were included for the entire nine months of 2006 compared to a partial period in 2005. We capitalized $0.7 million of software development costs in the first nine months of 2006 as compared to a nominal amount in the same period last year. We had a number of new products in 2006, the Renaissance Place version of KeyWords and the UK versions of several products, for which we capitalized development costs in 2006, compared to 2005, when we did not have any significant new products which were at a point of technological feasibility.
     Selling and Marketing. Selling and marketing expenses increased by $2.4 million, or 10.5%, to $24.8 million in the first nine months of 2006 from $22.4 million in the first nine months of 2005. As a percentage of net sales, selling and marketing expenses increased to 28.9% in the first nine months of 2006 from 25.7% in the first nine months of 2005, as a result of lower net sales in 2006 versus 2005. The increase is mainly due to additional staffing costs related to our sales force expansion partially offset by lower advertising expenses.
     General and Administrative. General and administrative expenses were $12.7 million, or 14.8% of sales in the first nine months of 2006 compared to $9.4 million or 10.8% of sales in the first nine months of 2005. General and administrative expenses increased in 2006 primarily due to: (i) a restructuring charge of $1.9 million that was comprised of separation expenses for former executives, (ii) the inclusion of AlphaSmart expenses for the full nine months in the current year as compared to part of the nine month period in 2005 and (iii) share-based compensation expense related to grants of restricted stock.
     Operating Income. Operating income decreased by $12.1 million, or 44.2%, to $15.3 million in the first nine months of 2006 from $27.4 million in the same period in 2005. As a percentage of net sales, operating income decreased to 17.9% in the first nine months of 2006 from 31.4% in the first nine months of 2005.
     Income Tax Expense — Continuing Operations. Income tax expense of $6.0 million, for continuing operations, was recorded for the first nine months of 2006 at an effective income tax rate of 37.0% of pre-tax income, compared to $10.7 million, or 37.0% of pre-tax income for the first nine months of 2005.
     Discontinued Operations. In the first nine months of 2005, we recorded a gain on the sale of Generation21 of approximately $0.7 million which included a one-time tax benefit of $1.1 million. When combined with the operating losses incurred in January and February 2005 for that subsidiary, the net income from discontinued operations totaled approximately $0.6 million in the first nine months of 2005.

Liquidity and Capital Resources
     As of September 30, 2006, our cash, cash equivalents and investment securities were $22.8 million, down $11.8 million from the December 31, 2005 total of $34.6 million. The decrease was primarily due to the use of $19.1 million to purchase treasury stock and dividend payments of $4.5 million offset by positive cash flow from operations. We continue to maintain a strong cash position, which we believe, when coupled with cash flow from operations, will be sufficient to meet both our short-term and long-term working capital requirements.
     At September 30, 2006, we had a $15.0 million unsecured revolving line of credit with a bank which is available until May 31, 2008. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2007. The line of credit bears interest based on the prime rate less 1.0%. As of September 30, 2006, the lines of credit had not been used.
     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of up to an additional 3,000,000 shares under our stock repurchase program. No time limit was placed on the duration of the stock repurchase program, nor is there any dollar limit on the program. Repurchased shares become treasury shares and will be used for stock-based employee benefit plans, acquisitions and for other general corporate purposes. During the quarter and nine months ended September 30, 2006, we repurchased approximately 313,000 and 1,257,000 shares, respectively, at a cost of $4.1 and $19.0 million. As of September 30, 2006, the cumulative number of shares repurchased under this program was 7.4 million with an aggregate cost of $129.9 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares under this program.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of September 30, 2006, we did not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that would have a material effect on our financial results.
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
     As of September 30, 2006, our approximate contractual obligations for operating leases and purchase obligations were:

Contractual Obligations	Payments due by Period
(In thousands)		Less than 1			More than
	Total	year	1- 3 years	3-5 years	5 years
Operating lease obligations	$4,428	$467	$3,350	$611	$—
Purchase obligations	3,854	3,769	85	—	—

Total	$8,282	$4,236	$3,435	$611	$—

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
     Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of September 30, 2006, our investment securities had a market value of approximately $9.6 million and a carrying value of $9.7 million. In addition, we held the first mortgage note on our former facility in Madison, Wisconsin, which had a balance of $5.8 million as of September 30, 2006. The mortgagee prepaid to us, in cash, the entire balance of the mortgage note in October 2006. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.
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
     As of September 30, 2006, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.
     There has been no change in our internal control over financial reporting that has occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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
     The following table shows information relating to the repurchase of shares of our common stock during the three months ended September 30, 2006:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
July 1-31, 2006 (1)	26,252	$12.19	25,687	880,868

August 1-31, 2006	182,300	12.87	182,300	698,568

September 1-30, 2006	105,505	14.10	105,505	593,063

Total	314,057	$13.23	313,492

(1)	Includes 565 shares purchased in an open-market transaction by one of our directors, John Grunewald.

Item 5. Other Information
     On September 1, 2006, restricted stock units were granted under our 1997 Stock Incentive Plan to each of our non-employee directors (John H. Grunewald, Gordon H. Gunnlaugsson, Harold E. Jordan, Addison L. Piper and Judith A. Ryan). The restricted stock units were granted subject to the terms of a restricted stock unit agreement, the form of which is attached as Exhibit 10.1 and incorporated herein by reference. The restricted stock unit agreement provides that the restricted stock units granted to each of the non-employee directors will fully vest upon a non-employee director’s termination of service as a member of the Board.
Item 6. Exhibits
Exhibits.

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Agreement with Certain Non-Employee Directors

10.2	Form of Stock Certificate (1)

10.3	Fourth Amendment to Credit Agreement dated as of June 30, 2006 by and between Wells Fargo Bank, National Association and Registrant

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch

(1)	Incorporated by reference to Registrant’s Form 8A/A dated August 9, 2006 (SEC File No. 0-22187)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC.
(Registrant)

November 6, 2006	/s/ Terrance D. Paul

Date	Terrance D. Paul
Chief Executive Officer and a Director
(Principal Executive Officer)

November 6, 2006	/s/ Mary T. Minch

Date	Mary T. Minch
Vice President-Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

10.1	Form of Restricted Unit Agreement with Certain Non-Employee Directors

10.2	Form of Stock Certificate (1)

10.3	Fourth Amendment to Credit Agreement dated as of June 30, 2006 by and between Wells Fargo Bank, National Association and Registrant

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch

(1)	Incorporated by reference to Registrant’s Form 8A-A dated August 9, 2006 (SEC File No. 0-22187)