Form 10-K
period 2006-12-31
RENAISSANCE LEARNING INC
filed 2007-03-05
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22187
RENAISSANCE LEARNING, INC.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1559474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2911 Peach Street P.O. Box 8036 Wisconsin Rapids, Wisconsin	54495-8036 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (715) 424-3636

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, $.01 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $110,106,000 as of June 30, 2006. As of February 20, 2007, there were 29,020,902 of the Registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 18, 2007.

PART I

Item 1.	Business

Overview

Renaissance Learning, Inc. is a leading provider of technology for personalizing reading, math and writing practice for pre-kindergarten through senior high (“pre-K-12”) schools and districts. Our products accelerate learning and improve test scores by facilitating increased student practice of essential skills, increasing the quality, quantity, and timeliness of performance data available to educators, helping educators motivate students and providing student access to low cost computing solutions.

Our products are primarily focused on three key pre-K-12 curriculum areas: reading, mathematics and writing. Accelerated Reader*, STAR Reading, STAR Early Literacy and Read Now Power Up! comprise our reading products. Our math products include Accelerated Math, STAR Math and Math Facts in a Flash. The AlphaSmart laptops and related software are our primary writing and keyboarding products. We also address language acquisition for English language learners with our English in a Flash software. In addition, we sell our 2Know! response system, which encourages classroom participation and provides instantaneous feedback to instructors in any educational setting. We sell a patented optical-mark card scanner, which is primarily used with Accelerated Math to automate scoring and recordkeeping tasks. Lastly, our other product offerings include supplemental resources for educators and classroom use such as handbooks, workbooks, learning cards and motivational items.

Our flagship product, Accelerated Reader, is software that provides information for motivating and monitoring increased literature-based reading practice and support for instruction. We believe that Accelerated Reader and our other products have achieved their significant market positions as a result of demonstrated effectiveness in assisting educators accelerate learning and improve test scores by — facilitating increased student practice of essential skills, increasing the quality, quantity, and timeliness of performance data available to educators, helping educators motivate students and providing student access to low cost computing solutions. Our products help educators manage student practice of curriculum, provide targeted instruction, keep students engaged and measure student progress in order to accelerate student learning.

Our educational software products are available on two separate platforms, the traditional desktop versions that run on local area networks of individual schools and our web-based Renaissance Place software platform. The Renaissance Place platform meets the needs of district-wide installations such as scalability, remote access, centralized database and server for multiple campus use, sophisticated statistical analysis, ease of administration and district support, and integration with student data from other district systems. Renaissance Place products are sold primarily on a subscription basis for terms of one year. Our popular Accelerated Reader Enterprise and Accelerated Math Enterprise packages are turn-key solutions consisting of the Renaissance Place platform with enhanced features, unlimited access to reading quizzes and math content, remote software hosting, professional development and technical consulting services.

Our desktop products are relatively simple to set up and maintain for an individual school, are designed to require only modest technology resources and are competitively priced, often at or below the discretionary spending level of most school principals. Our traditional desktop products are typically sold as school-wide perpetual software licenses with optional annual support plans.

*  AR, AccelScan, Accelerated Math, Accelerated Reader, Accelerated Vocabulary, AlphaSmart, Dana, English in a Flash, MathFacts in a Flash, Neo, Read Now, Renaissance, Renaissance Learning, Renaissance Place, STAR Early Literacy, STAR Reading, STAR Math and 2Know! are trademarks of Renaissance Learning, Inc. registered®, common law or pending registration in the United States and other countries. Other trademarks are the property of their respective owners.

     Power Up! and Steck-Vaughn are trademarks of Harcourt Achieve, Inc., registered in the United States of America and/or other jurisdictions.

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

Renaissance Learning, Inc. was founded in 1986 and is incorporated under the laws of the State of Wisconsin. Our common stock trades on The NASDAQ Global Select Market® under the symbol “RLRN.” Our principal executive offices are located at 2911 Peach Street, P.O. Box 8036, Wisconsin Rapids, Wisconsin 54495-8036 (telephone: (715) 424-3636). You may obtain, free of charge, copies of this Annual Report on Form 10-K as well as our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K (and amendments to those reports) filed with, or furnished to, the Securities Exchange Commission (the “SEC”) as soon as reasonably practicable after we have filed, or furnished, such reports by accessing our website at http://www.renlearn.com, clicking on “About Us” and scrolling down to the “SEC Filings” link. You may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information contained on our website is not part of this Annual Report on Form 10-K.

Software, Laptop Computing Solutions and Other Educational Products

Accelerated Reader is software for motivating and monitoring increased literature-based reading practice and for providing educators with student progress information to support and target instruction. A student selects a book at an appropriate reading level from a list of books for which the school has an Accelerated Reader quiz, reads the book, and then takes a multiple-choice quiz on a computer. For each book read, Accelerated Reader tracks the amount of reading practice achieved by calculating points based on the length and difficulty of the book and the student’s performance on the quiz. The information generated from this process — titles read, percent of comprehension and amount of reading completed — creates a database of student reading achievement from which reports are generated that help educators monitor the amount and quality of reading practice for each individual student and thereby effectively target their instruction of comprehension, vocabulary and fluency. We currently have computerized book quizzes for Accelerated Reader on over 110,000 titles. Accelerated Reader supports recorded-voice versions of quizzes on literature books for emergent readers, quizzes for assessing reading instruction assignments from reading textbooks, Literacy Skills quizzes which allow educators to assess students’ proficiency on specific skills found in state and district language arts standards, and includes built-in Spanish-English capabilities.

STAR Reading is an easy to use, computer-adaptive formative reading assessment system that determines a student’s reading level, statistically correlated to national norms, in ten minutes or less. STAR Reading adapts itself during testing by utilizing proprietary branching logic that evaluates the pattern of the student’s answers to determine the level of difficulty required for subsequent questions. Tests can be administered several times a year and the results provide educators with a database of statistically accurate reading level information on their students, grades 1-12, from which they can generate useful diagnostic reports and adjust instructional strategies accordingly.

STAR Early Literacy software provides educators with a fast, accurate and easy solution to assess the phonemic awareness, phonic and other readiness and literacy skills of students in grades pre-K-3. The software helps educators identify each student’s specific strengths and to diagnose specific weaknesses in skills covered by all early literacy curricula and standards. STAR Early Literacy allows for the assessment process to be quickly and easily repeated several times throughout a school year at a lower cost and on a timelier basis than conventional assessments.

Read Now Power Up! is a comprehensive reading intervention curriculum solution that combines the instructional materials of Steck-Vaughn with the technology of Renaissance Learning to help educators assist students identified as struggling readers. Read Now Power Up! employs a comprehensive instruction model, multimedia instructional materials, a software e-learning package hosted on a dedicated interactive website, and professional development services to support educators with implementation. These components work together to help educators direct students to material appropriate to their reading ability, provide the extensive practice crucial to improving reading skills, and develop the range of skills necessary to read successfully, from phonemic awareness through fluency and comprehension. Read Now Power Up! is sold as a subscription package consisting of a one-time purchase price and an annual subscription fee.

Accelerated Math software helps educators personalize math instruction and manage the extensive curriculum practice students need to develop math skills, master state standards and to ensure math success for students of all abilities -average, gifted and remedial — from grade one through calculus. Accelerated Math software generates personalized assignments targeted to each individual student’s level and scores them automatically using our AccelScan optical mark reader. Accelerated Math offers state standards-aligned libraries, textbook-aligned libraries for popular math textbooks and extended response libraries that integrate the application of multiple math objectives.

AccelScan, primarily used with Accelerated Math, is our innovative, patented optical mark card reader. The reader has intelligent mark recognition capability, which results in more accurate recognition of student marks by distinguishing many degrees of darkness from a variety of marking instruments and ignoring lighter erasures. AccelScan automates scoring of assignments and updating of student records, providing educators with immediate information on student progress without manual scoring.

STAR Math is a computer-adaptive formative math assessment test and database that provides the same benefits as STAR Reading. STAR Math reports provide objective information to help educators instantly place their students, monitor progress, and match instruction to individual student levels. Quick, accurate, and easy to administer, STAR Math provides math scores for first grade through high school in approximately 15 minutes, provides comparisons to national norms, forecasts results on major high-stakes tests, and can be administered several times throughout the school year to track math development.

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

AlphaSmart Laptops are rugged, portable, easy-to-use, low total-cost-of-ownership computing devices that can operate independently or complement existing computers. Models offered include the Neo and Dana.  AlphaSmart laptops are particularly well suited to facilitating writing practice in a classroom setting. In addition, AlphaSmart laptops run a variety of curriculum-specific software focused on skills improvement and real-time formative assessment in writing, language arts, mathematics, science, keyboarding, social studies, technology literacy and special needs. Lastly, the devices also perform word-processing, function as a calculator, are expandable and feature advanced wireless capabilities, increasing student access to affordable portable computing.

2Know! response system is an interactive system that allows educators to easily encourage student classroom participation and obtain instantaneous feedback that can be used to quickly assess student comprehension and performance. The system employs state-of-the-art radio frequency technology allowing wireless communication between students’ handheld devices and Renaissance Learning software. Educators can use the system for quizzes, tests, surveys and exercises while encouraging increased classroom participation and saving time though automatic real-time scoring.

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

Professional Services

We offer a full line of professional services to our customers. Our services include support plans for our software solutions, technical services and multiple professional development options.

Support Plans. We offer extended service and support plans that provide users of our products access to telephone support. Support plans are packaged with software kits and also sold separately and typically cover a period of 12 months.

Technical Services. We provide our customers with a variety of services to help with the implementation and support of their Renaissance programs. These include system setup, software installation, troubleshooting, technical training, data conversion, interface programming and custom report writing. In addition, we offer web hosting for Renaissance Place applications as well as educational technology assessment service to assist schools and districts with assessing their specific system needs.

Training and Professional Development Services. Our professional development sessions instruct educators in proven best practices to enhance their curriculum and instruction, and to most effectively use our products and the information they generate. Our content has been organized into beginning, advanced and special topics that can be delivered over time allowing educators to integrate best practices into the classroom and assimilate information as they need it. We offer several delivery options to meet specific customer needs and constraints including: (i) online self-study, (ii) online webinars conducted by a Renaissance implementation specialist using the web and a telephone, (iii) full-day professional development seminars, (iv) consulting provided on an onsite or remote basis, (v) guided implementation in which the educator is paired with one of our specialists for implementation support over an entire school year and (vi) large venues like our regional symposiums and national conference.

Our training and professional development services can be accessed through Renaissance Online University which is the gateway to all of our professional development services. Customers can access online self-study content or webinars as well as register for regional symposiums. The site also tracks each person’s courses, online certificates, continuing education (CEU) credits and maintains a transcript of completed professional development.

Product Development

We believe that continued substantial investment in product development is required to remain competitive and grow in the educational marketplace. We invest continuously in the development of new products and services, enhancement of existing products and services, development of new content for existing products, development of tools to increase the efficiency of product development, and scientific research which generates concepts for new products and services, validates the efficacy of our existing products and services and provides useful feedback for improvement of new and existing products and services. For the years ended December 31, 2006, 2005, and 2004, our development expenditures were $17.3 million, $17.0 million and $14.5 million, respectively (excluding capitalized amounts of $689,000, $279,000 and $563,000, respectively).

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

Selling and Marketing

We market our educational products and services to teachers, school librarians, principals, entire schools, and school district personnel, as well as internationally through our UK sales office and distributors. We experience seasonal variations in our sales due to the budget and school-year cycles of our customers. Additionally, our service revenues tend to be more seasonal than product revenues due to customer preferences as to when services are delivered and due to the timing of our larger conferences.

Our sales and marketing strategy consists of direct marketing to potential and existing customers and relationship selling through our telesales representatives and our geographically dispersed field sales representatives. We use a variety of lead-generating techniques, including trade shows, advertisements in educational publications, direct mail, websites and referrals.

We have resale arrangements with various book dealers and book publishers that sell our software products to their customers. These firms are particularly receptive to such alliances because the use of our products in schools encourages increased purchases of the books and other products that they sell. Some of our hardware products are also distributed by various third-party resellers. We do not offer price protection or stock balancing rights to our resellers.

Part of our distribution strategy is to develop cross-marketing arrangements with third-party firms, which sell non-competing products into the education market. We have formed strategic alliances with book distributors, publishers, and other organizations in the pre-K-12 market to develop additional new product opportunities and to enhance the channels available to sell and distribute our products. These alliances take several forms. For example, we offer Accelerated Reader quizzes and Accelerated Math software libraries aligned to popular textbook series and other curriculum materials. Our Read Now Power Up! product is the result of a combined development effort and cross-marketing arrangement with a major textbook publisher. We also have other arrangements in which we have aligned our products to work with and/or complement other educational materials.

Production

A growing number of customers purchase our software on a hosted basis and therefore access our products directly from our server through the internet. Our software products are also distributed on CD-ROM. Bulk CD-ROMs are produced by third-party contractors. We produce order-specific and smaller batches of CD-ROMs at our distribution facility. Accelerated Reader quizzes and Accelerated Math libraries can be purchased and downloaded from our website. Additionally, our users can download selected patches and software updates from our website.

Our AlphaSmart laptop computing devices, the 2Know! response system and our AccelScan scanners are produced to our specifications by third-party contract manufacturers. Other related products, including videotapes, books, graphics, and motivational items, are produced by third-party vendors.

Competition

The educational technology and professional development markets in which we operate are very competitive and fragmented. We compete with many other companies offering educational software products, computing devices, interactive response systems, and professional development and technology consulting services to schools. Education continues to emerge as a major global industry and potential competitors, including large hardware manufacturers, software developers, educational publishers, and consulting firms, may enter or increase their focus on the schools market, resulting in greater competition for us. In addition, we compete against other more traditional methods of education, training and testing, including pencil and paper testing.

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

Employees

As of February 1, 2007, we had 1,059 full-time and part-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.

Backlog

As of December 31, 2006 and 2005, we had backlogs that aggregated approximately $26.2 million and $20.4 million, respectively. These backlogs are primarily composed of the deferred revenue related to software subscriptions, software support agreements, technology consulting and professional development. Substantially all of the 2006 backlog is expected to be realized during 2007.

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under “Item 1-Business” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans, (2) information included or incorporated by reference in our future filings with the SEC including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans and (3) information contained in written material, releases and oral statements issued by us, or on our behalf, including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the factors listed in “Item 1A-Risk Factors.”

Item 1A.	Risk Factors

Reliance on Single Product Line. Our Accelerated Reader software and supplemental Accelerated Reader quizzes accounted for approximately 37%, 37%, and 40% of our net sales in 2006, 2005, and 2004, respectively. An overall decline in sales of Accelerated Reader and supplemental quizzes would have a material adverse effect on our business, financial condition, and results of operations.

Geographic Concentration of Sales. A substantial portion of our sales is concentrated in several states, including California, Texas, Florida, Georgia and Illinois, which accounted for approximately 13%, 13%, 5%, 4% and 4%, respectively, of our net sales in 2006. If large numbers of schools or a district or districts controlling a large number of schools in such states were to discontinue purchasing our products and services, our business, financial condition, and results of operations would be materially adversely affected.

Dependence on Educational Institutions and Government Funding. Substantially all of our revenue is derived from sales to educational institutions, individual educators, and their other suppliers. There can be no assurance that educational institutions and/or individual educators will continue to invest in technology-based products and professional development for reading and other curricula or continue to respond favorably to our marketing. Our inability to increase the number of products sold or number of schools served would adversely affect our business, financial condition, and results of operations. Because of our dependence on educational institutions, the funding of which is largely dependent on government support, a substantial decrease in government budgets or funding for educational software or technology would have a material adverse effect on our business, financial condition, and results of operations. Any economic slow downs, which negatively affect school funding, adversely impact the sale of our products and services to schools. In addition, certain aspects of government sponsored education initiatives may not endorse, or be complementary to, the principles and methodologies underlying and associated with our products and services, which could adversely affect our business, financial condition, and results of operations.

Dependence on Continued Product Development. The educational technology and services markets in which we compete are characterized by evolving industry standards, frequent product introductions and sudden technological change. Our future success depends, to a significant extent, on a number of factors, including our ability to enhance our existing products, develop and successfully introduce new products in a timely fashion, and respond quickly and cost effectively to technological change, including: shifts in operating systems, hardware platforms, programming languages, alternative delivery systems, the internet and other uncertainties. There can be no assurance that new products will be as well received as our established products, particularly since they may require technology and/or resources not generally available in all schools. We attempt to maintain high standards for the demonstrated academic effectiveness of our products. Our adherence to these standards could delay or inhibit the introduction of new products. Moreover, there can be no assurance that our products will not be rendered obsolete or that we will have sufficient resources to make the necessary investments or be able to develop and market the products required to maintain our competitive position.

Acquisitions. In order to strengthen our business, we continually evaluate strategic opportunities, including acquisitions. Acquisitions involve a number of difficulties and risks, including, among others: the failure to integrate personnel, technology, research and development, marketing and sales operations of the acquired company; the diversion of management time and resources and the resulting disruption to our ongoing business; the potential loss of the acquired company’s customers, as well as our own; and unanticipated costs and liabilities. If we fail to integrate an acquired company or business successfully, our business, financial condition, and results of operations could be adversely affected, including the potential need to record a non-cash charge for the impairment of goodwill and other intangibles. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If customers of the acquired company, or our customers, are uncertain about our ability to operate on a combined basis with the acquired company, they could delay or cancel orders for products and services. Moreover, we may not successfully evaluate or utilize the acquired technology or accurately forecast the financial impact of an acquisition transaction.

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

There is growing demand from the No Child Left Behind Act and other sources for research and studies to demonstrate the effectiveness of educational programs and products. Our selling and marketing efforts, as well as our reputation, could be adversely impacted if the public, including our existing and potential customers, is not convinced that the product effectiveness is proven by the studies.

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

Educational Philosophies. Our products support all teaching methods and curricula by focusing on continuous feedback, increased student practice of essential skills, and demonstrated product effectiveness through measurable results. Certain educators, academics, politicians, and theorists, however, declaim strong philosophies of instruction that can lead them to oppose educational products or services that fall outside a very narrow definition. These philosophies can include, but are not limited to, opposition to standardized testing or over-reliance on the same; opposition to computers or motivational techniques; exclusive focus on particular types of direct instruction; and highly technical definitions of acceptable research. Some of these philosophical stances have the capacity to negatively influence the market for our products and services, and such influence could have a material adverse impact on demand for our products and services and thus on our business, financial condition, and results of operations.

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

Fluctuations in Quarterly Performance. We generally ship products as orders are received, and therefore, we have historically operated without a significant backlog of products. The quantity of product orders in any quarter can be affected by a variety of factors, including:

•	delays in the development and/or shipment of new products;

•	the closing of large contract sales, such as those to school districts;

•	the shipment of new products for which orders have been building for a period of time; and

•	seasonal variations due to, among other things, the budget and school year cycles of our school customers.

In addition, our quarterly results can also be affected by:

•	charges related to acquisitions and divestitures, including related expenses, the write-off of in-process research and development, the amortization of intangible assets, asset impairments and similar items;

•	charges related to obsolete or impaired assets;

•	supply-chain issues such as manufacturing problems, delivery delays, or quality issues;

•	expenses related to product development and marketing initiatives; and

•	seasonal variability of product support costs.

Our overall gross margins also fluctuate based upon the mix of software, hardware and service sales. We realize higher margins on our software product sales than our hardware and service sales. Some of our revenues tend to be seasonal due to customer preferences as to when products and services are delivered and due to the timing of our larger conferences, resulting in seasonal variations in margins.

Management of Growth. We have experienced periods of rapid growth in the past and anticipate continued growth in the future. Our ability to manage our growth effectively will require us to attract, train, motivate, manage, and retain key employees and to improve our operational, financial, and management information systems. If we are unable to maintain and manage growth effectively, our business, financial condition and results of operations could be adversely affected.

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

Concentration of Share Ownership; Control by Principal Shareholders/Management. As of February 20, 2007, our principal shareholders, Judith Paul and Terrance Paul, our chairman and chief executive officer, respectively, and co-founders of the company, beneficially owned approximately 70% of our outstanding common stock. As a result, these principal shareholders have the ability to control and direct our business and affairs.

Shares Eligible for Future Sale. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of February 20, 2007, approximately 20.3 million shares of our common stock were held by “affiliates” and may be publicly sold only if registered under the Securities Act of 1933 or sold in accordance with an applicable exemption from registration, such as Rule 144. In addition, we have filed registration statements under the Securities Act of 1933 to register an aggregate of 6,000,000 shares of common stock reserved for issuance under our 1997 Stock Incentive Plan and an aggregate of 500,000 shares of common stock reserved for issuance under our Employee Stock Purchase Plan (“ESPP”), which will, when issued in accordance with such plans, be eligible for immediate sale in the public market, subject to the Rule 144 resale limitations for affiliates. We did not offer the ESPP to our employees in 2004, 2005 or 2006 and have no intention of offering it in 2007.

Cash Dividends. We declared quarterly cash dividends of $.05 per share for each of the four quarters of 2006. Our dividend policy may be affected by, among other things, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels, acquisitions, legal risks, and stock repurchases. Our dividend policy may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on the market price of our common stock.

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

During 2006, we did not receive any written comments from the SEC regarding our periodic or current reports under the Exchange Act.

Item 2.	Properties

Our corporate headquarters is located in Wisconsin Rapids, Wisconsin, in a 125,000 square foot facility owned by us which was constructed in 1996. We also own a 34,000 square foot storage facility in Wisconsin Rapids, Wisconsin. Additionally, we lease various other office and warehouse space. We believe our facilities are adequate to support our operations for the foreseeable future.

Item 3.	Legal Proceedings

We are subject to various claims and proceedings covering a wide range of matters that arise in the ordinary course of our business activities. We believe that any liability that may ultimately arise from the resolution of these matters will not have a material adverse effect on our financial position, results of operations or shareholders’ equity.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age of Officer	Office

Judith Ames Paul Age 60	Ms. Paul is the co-founder of the company and has been chairman of the board of directors since February 2006. From 1986 until July 2001, and again from August 2002 until July 2003, Ms. Paul served as chairman of the board, and from July 2001 until August 2002, and again from July 2003 until February 2006, Ms. Paul served as co-chairman with Mr. Paul. Ms. Paul has been a director since 1986. Ms. Paul acts as our spokesperson and is a leading teacher advocate. Ms. Paul holds a bachelor’s degree in elementary education from the University of Illinois. Judith Paul is Terrance Paul’s wife.

Terrance D. Paul Age 60	Mr. Paul is the co-founder of the company and has been our chief executive officer since February 2006. From February 2006 to April 2006, Mr. Paul also served as our president. From August 2002 until July 2003, Mr. Paul served as our chief executive officer. From July 1996 until July 2001, Mr. Paul served as vice chairman of the board and from July 2001 until August 2002, and again from July 2003 until February 2006, Mr. Paul served as co-chairman with Ms. Paul. Mr. Paul has been a director since 1986. Mr. Paul holds a law degree from the University of Illinois and an MBA from Bradley University. Terrance Paul is Judith Paul’s husband.

Steven A. Schmidt Age 52	Mr. Schmidt has been our president and chief operating officer since April 2006. From November 2005 until January 2006, he served as the company’s senior vice president, administration and operations. From July 2003 to November 2005, Mr. Schmidt served as the company’s executive vice president. From August 1999 until November 2004, he served as our chief financial officer and secretary, and from August 1999 until July 2003, he also served as a vice president. From January 1998 until December 1998, he served as corporate controller for Wausau-Mosinee Paper Corporation, a specialty paper manufacturer. Mr. Schmidt holds a bachelor’s degree in accountancy from the University of Wisconsin-La Crosse, and is a certified public accountant (CPA).

Mary T. Minch Age 40	Ms. Minch has been our chief financial officer and secretary since November 2004 and has served as senior vice president, finance since January 2007. From December 2003 to January 2007, Ms. Minch served as the company’s vice president, finance. From February 2003 to December 2003, Ms. Minch held the position of North American division controller for Stora Enso North American, Corp., a forest product company whose parent company acquired Consolidated Papers, Inc. From October 2000 to February 2003, she served as controller-magazine papers at Stora Enso North American, Corp. Ms. Minch holds bachelor’s degrees in managerial accounting and finance from the University of Wisconsin-Stevens Point and a master’s degree from the University of Wisconsin-Oshkosh, and is a certified public accountant (CPA).

The term of office of each executive officer is from one annual meeting of the board of directors until the next annual meeting of the board of directors or until a successor has been duly elected and qualified or until his or her death or until he or she resigns or has been removed from office.

There are no arrangements or understandings between any of our executive officers and any other person (not an officer or director of the company acting as such) pursuant to which any of the executive officers were selected as an officer of the company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “RLRN” on The NASDAQ Global Select Market. Information regarding the market prices of our common stock may be found in Note 16 of Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data.”

Holders

As of February 20, 2007, there were 625 record holders of our common stock.

Historical Dividends

For the year ended December 31, 2003, no dividends or other distributions were paid to shareholders. We declared a special cash dividend of $2.15 per share on January 28, 2004 and also declared quarterly cash dividends of $0.04 per share for each of the four quarters of 2004 and $0.05 for each of the four quarters of 2005 and 2006. We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders.

Performance Graph

The following graph compares the total shareholder return on our common stock for the five year period from December 31, 2001 through December 31, 2006 with that of the Nasdaq Composite index and a peer group index constructed by us. The companies included in our peer group index are Laureate Education, Inc. (LAUR), Blackboard Inc. (BBBB), Learning Tree International, Inc. (LTRE), The Princeton Review, Inc. (REVU), School Specialty, Inc. (SCHS), Skillsoft Public Company Limited (SKIL) and Plato Learning, Inc. (TUTR).

The total return calculations set forth below assume $100 invested on December 31, 2001 with reinvestment of dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through December 31, 2006. The stock performance graph shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Renaissance Learning, Inc., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Return
	12/01	12/02	12/03	12/04	12/05	12/06
Renaissance Learning, Inc.	100.00	62.03	79.00	66.24	68.25	64.87
NASDAQ Composite Index	100.00	71.97	107.18	117.07	120.50	137.02
Peer Group	100.00	44.57	81.10	85.92	98.88	95.45

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2006.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 17, 2002, our Board of Directors authorized a repurchase program which provides for the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares under the stock repurchase program.

No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and may be used for stock-based employee benefit plans and for other general corporate purposes.

The following table shows information relating to the repurchase of shares of our common stock during the three months ended December 31, 2006:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs

October 1-31	54,341	$14.86	54,341	538,722
November 1-30	47,277	16.88	47,277	491,445
December 1-31	102,134	17.51	102,134	389,311

Total	203,752	$16.66	203,752

Item 6.	Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004	2003	2002

Consolidated Income Statement Data
Net sales:
Products	$90,750	$94,296	$91,482	$106,080	$108,406
Services	20,778	21,987	20,242	21,552	20,985

Total net sales	111,528	116,283	111,724	127,632	129,391

Cost of sales:
Products	16,455	12,917	6,167	10,656	11,782
Services	10,011	8,669	9,532	9,628	9,243

Total cost of sales	26,466	21,586	15,699	20,284	21,025

Gross profit	85,062	94,697	96,025	107,348	108,366
Operating expenses:
Product development	17,291	17,046	14,536	14,881	14,960
Selling and marketing	33,639	30,778	30,551	27,997	28,013
General and administrative	16,330	12,989	12,005	12,346	12,682

Total operating expenses	67,260	60,813	57,092	55,224	55,655

Operating income	17,802	33,884	38,933	52,124	52,711
Other, net	1,234	3,494	1,640	2,267	3,760

Income — continuing operations before income taxes	19,036	37,378	40,573	54,391	56,471
Income taxes — continuing operations	7,043	13,211	15,012	19,406	21,744

Income — continuing operations	11,993	24,167	25,561	34,985	34,727
Income (loss) — discontinued operations	—	584	(2,859)	(2,444)	(3,289)

Net income	$11,993	$24,751	$22,702	$32,541	$31,438

Earnings (loss) per share:
Basic:
Continuing operations	0.41	0.78	0.82	1.12	1.03
Discontinued operations	0.00	0.02	(0.09)	(0.07)	(0.10)

Net income	$0.41	$0.80	$0.73	$1.05	$0.93

Diluted:
Continuing operations	0.41	0.78	0.82	1.12	1.02
Discontinued operations	0.00	0.02	(0.09)	(0.08)	(0.10)

Net income	$0.41	$0.80	$0.73	$1.04	$0.92

Cash dividends declared per share	$0.20	$0.20	$2.31 *	$—	$—
Consolidated Balance Sheet Data
Working capital	$15,282	$21,539	$41,815	$103,240	$74,496
Total assets	117,711	128,382	114,724	159,601	147,611
Shareholders’ equity	79,571	95,866	84,417	133,330	121,236

*	Includes a special dividend of $2.15 per share.

Generation21 was divested during 2005 and, therefore, its results for all periods presented in the consolidated financial statements are reflected as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Renaissance Learning, Inc. is a leading provider of technology for personalizing reading, math, and writing practice for pre-kindergarten through senior high (“pre-K-12”) schools and districts. Our computerized assessment and progress monitoring tools accelerate learning and improve test scores by facilitating increased student practice of essential skills, helping educators motivate students, increasing the quality, quantity, and timeliness of performance data available to educators and providing student access to low cost computing solutions.

Our sales are derived primarily from the sale of software products, computerized hardware products and related services. Revenues are recorded net of an allowance for estimated returns. Allowances for bad debts are also recorded at the time of the sale.

Product revenue is derived primarily from the sale of educational software and hardware. Revenue from sales of hardware are generally recognized when the product is shipped to the customer. Revenue recognition from sales of our software depends on whether the software is: (i) off-the-shelf or customized and (ii) how it is licensed, i.e., perpetual licence or subscription. We recognize revenue from off-the-shelf perpetually licensed software sales upon shipment to customers. Subscription-based software sales are recognized as revenue on a straight-line basis over the subscription period. Sales of software that require substantial modification or customization are recognized as revenue using the percentage-of-completion method of accounting. Revenues and deferred revenues from software that require substantial modification or customization are not significant in any of the years presented.

Service revenue is primarily derived from: (i) training seminars and conferences, (ii) software telephone support agreements, (iii) consulting services, (iv) technical services, (v) hosting and (vi) other remote services. Revenue from training seminars is recognized when the seminar or workshop is performed. Revenue from consulting and technical services is recognized as the services are performed or on a straight-line basis over the contractual period. Telephone support included with sales of perpetual software licenses has a duration of twelve months or less and is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from other product support agreements is initially recorded as deferred revenue and then recognized as revenue on a straight-line basis over the term of the agreement, typically 12 months. Deferred revenue includes: (i) amounts invoiced for products not yet delivered and services not yet performed, (ii) advance invoicing on contracts and (iii) that portion of product support agreements and subscription-based product sales that has not yet been recognized as revenue.

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

Cost of sales consists of expenses associated with sales of our software and hardware products and the delivery of services. These costs include: (i) personnel-related costs, (ii) costs of purchased materials such as our AlphaSmart laptops, optical-mark card scanners, interactive response systems, educational products, training materials, manuals and motivational items, (iii) shipping and freight costs, (iv) amortization of capitalized development costs and (v) other overhead costs. We realize higher gross margins on our software product sales than on our hardware and service sales.

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

Acquisition and Divestiture

On June 27, 2005, we acquired AlphaSmart, Inc., a provider of affordable, laptop computing solutions for K-12 schools. The results of AlphaSmart’s operations are included in our consolidated financial statements since that date. AlphaSmart products are rugged, portable, easy-to-use, low total-cost-of-ownership computing devices that can operate independently or complement existing computers. Models offered include the Neo and Dana.  AlphaSmart computing devices run curriculum-specific software focused on skills improvement and real-time formative assessment in writing, language arts, mathematics, science, keyboarding, social studies, technology literacy and special needs. In addition, the devices perform word-processing, function as a calculator, are expandable and feature advanced wireless capabilities, increasing student access to affordable portable computing. The acquisition provides opportunities to achieve future long-term synergies related to the complementary nature of AlphaSmart’s hardware products and Renaissance’s software products. AlphaSmart’s products have the potential to run Renaissance’s software, thus enabling students greater access to our software where ready availability of computer access is currently a product-use limitation.

In February 2005, we consummated the sale of our Generation21 subsidiary, a non-core part of our business. The results of Generation21, for all periods presented in our consolidated financial statements, are reflected as discontinued operations. Except as indicated, amounts referred to in this Item 7 relate to continuing operations.

Results of Operations

Our results of operations can be affected by many factors including the general economic environment, state and federal budgetary decisions and the length and complexity of the sales cycle for school districts. Revenue can be significantly impacted by the proportion of sales attributable to our subscription-based product and service offerings relative to sales from non-subscription-based offerings, which can result in a portion of a period’s sales being initially deferred and recognized as revenue in future periods over the subscription term. We also believe our results of operations for 2006 were negatively impacted by transition activities and training needs related to a reorganization and expansion of our sales groups.

Our Renaissance Place products are designed to meet the needs of entire school districts from a central server. Sales of products and services at a district level are more complex, have a longer sales cycle, and are typically for a larger dollar amount than sales made to individual schools. Thus, revenues from district sales can be more uneven and are more difficult to accurately predict. Consequently, our revenues and results of operations can be significantly impacted by the timing of large district orders.

Since our Renaissance Place product and service offerings are typically sold on a subscription basis with a term of twelve months, a greater portion of our revenue is initially deferred and recognized into income over the subscription period. This can cause our revenue to show a greater decline than it would have if these products had been sold as perpetual licenses, for which the revenue is recognized immediately upon shipment. Deferred revenue increased $5.7 million and $1.8 million, over the years ended December 31, 2006 and 2005, respectively. The increase in deferred revenue during 2006 was driven primarily by sales of subscription-based enterprise software packages.

Our net income and results of operations was impacted in 2006 by a $1.9 million charge that was comprised of separation expenses, primarily for former executives. Other items that impacted 2005 were: (i) the acquisition of AlphaSmart, (ii) the divestiture of Generation21, (iii) the sale of our Madison, Wisconsin office building and (iv) the tax benefit related to the settlement of certain state and federal tax positions in 2005.

The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	For the Years Ended December 31,
	2006	2005	2004

Net Sales:
Products	81.4%	81.1%	81.9%
Services	18.6	18.9	18.1

Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Products	18.1%	13.7%	6.7%
Services	48.2	39.4	47.1

Total cost of sales	23.7	18.6	14.1

Gross profit:
Products	81.9	86.3	93.3
Services	51.8	60.6	52.9

Total gross profit	76.3	81.4	85.9

Operating expenses:
Product development	15.5	14.7	13.0
Selling and marketing	30.2	26.5	27.4
General and administrative	14.6	11.1	10.7

Operating income	16.0	29.1	34.8
Other, net	1.1	3.1	1.5

Income — continuing operations before income taxes	17.1	32.2	36.3
Income taxes — continuing operations	6.3	11.4	13.4

Income — continuing operations	10.8	20.8	22.9

Income — discontinued operations	0.0	0.5	(2.6)

Net Income	10.8%	21.3%	20.3%

Years Ended December 31, 2006 and 2005

Net Sales. Our net sales decreased by $4.8 million or 4.1%, to $111.5 million in 2006 from $116.3 million in 2005. Revenues, excluding AlphaSmart laptops in both periods, declined by $12.2 million or 12.0% for the full year. A significant portion of this decline was related to our customers transitioning their purchases to more subscription-based products and services, particularly Accelerated Reader, as compared to last year. Revenues from subscription-based products are initially deferred and then recognized ratably over the subscription period, generally one year, while the majority of revenues from non-subscription-based sales are recognized immediately upon delivery. During 2006, deferred revenue increased by $5.7 million as compared to an increase of $1.8 million in 2005. We believe that revenue excluding the impact of laptops is a useful metric for investors because it provides a basis upon which to compare the performance of our business, as it existed prior to the June 27, 2005 AlphaSmart acquisition, to earlier periods.

Product revenue, including AlphaSmart in both periods, decreased by $3.5 million, or 3.8%, to $90.8 million in 2006 from $94.3 million in 2005. The decrease was driven by the transition to more subscription-based sales discussed above and generally lower order rates which impacted most product lines, which were partially offset by the inclusion of AlphaSmart’s results for the full year in 2006 as compared to a partial year in 2005.

Service revenue decreased by $1.2 million, or 5.5%, to $20.8 million in 2006 compared to $22.0 million in 2005. Service revenues were down due to decreased revenue from professional development services, primarily onsite events, which was partially offset by increases in remote services such as consulting and hosting. Revenue from onsite events was impacted in 2006 by reduced pricing as well as our increased emphasis on remote services. For the past several years, including 2006, we have held a national conference in the first quarter. We will not be holding a national conference in 2007, but instead will be hosting two new but smaller regional events in its place during the first quarter of 2007.

Cost of Sales. The cost of sales of products increased by $3.5 million, or 27.4%, to $16.4 million in 2006 from $12.9 million in 2005. As a percentage of product sales, the cost of sales of products increased to 18.1% in 2006 from 13.7% in 2005. The product cost of sales percentage increased primarily due to a higher proportion of sales attributable to hardware in 2006 as compared to 2005 as we realize lower gross profit margins on hardware sales than on software sales.

The cost of sales of services increased by $1.3 million, or 15.5%, to $10.0 million in 2006 from $8.7 million in 2005. As a percentage of sales of services, the cost of sales of services increased to 48.2% in 2006 from 39.4% in 2005. The higher cost of sales percentage is the result of personnel and infrastructure investments made in 2006, and to reduced pricing of our onsite events.

Our overall gross profit margin percentage decreased to 76.3% in 2006 from 81.4% in 2005. This resulted from the higher cost of sales percentages in 2006, from both products and services, as discussed above.

Product Development. Product development expense, which excludes amounts capitalized, increased to $17.3 million in 2006 from $17.0 million in 2005. As a percentage of net sales, product development expenses increased to 15.5% in 2006 from 14.7% in 2005. We capitalized product development expenses of $689,000 in 2006 compared to $279,000 in 2005. Product development spending was higher in 2006 due to the inclusion of AlphaSmart for the full year as compared to only a partial year in 2005.

Selling and Marketing. Selling and marketing expenses increased by $2.9 million, or 9.3%, to $33.6 million in 2006 compared to $30.8 million in 2005. Selling and marketing expenses increased primarily due to our sales force expansion, partially offset by reduced marketing expenses as we focus on a more targeted direct marketing approach. As a percentage of net sales, selling and marketing expenses were 30.2% in 2006 compared to 26.5% in 2005.

General and Administrative. General and administrative expenses increased by $3.3 million, or 25.7%, to $16.3 million in 2006 from $13.0 million in 2005. General and administrative expenses were higher in 2006 primarily due to: (i) a $1.9 million charge related to separation expenses, primarily for former executives, (ii) a $0.6 million increase in share-based compensation and (iii) the inclusion of AlphaSmart for a full year in 2006 as compared to a partial year in 2005. As a percentage of net sales, general and administrative costs increased to 14.6% in 2006 from 11.1% in 2005.

Operating Income. Operating income decreased by $16.1 million, or 47.5%, to $17.8 million in 2006 from $33.9 million in 2005. As a percentage of net sales, operating income decreased to 16.0% in 2006 from 29.1% in 2005 due to the combined effect of the factors discussed above.

Other income. Other income decreased $2.3 million to $1.2 million in 2006 from $3.5 million in 2005, primarily due to the sale of an office building which generated a $1.8 million pre-tax gain in 2005.

Income Tax Expense — Continuing Operations. Income tax expense of $7.0 million, from continuing operations, was recorded in 2006 at an effective income tax rate of 37.0% of pre-tax income, compared to $13.2 million, or 35.3% of pre-tax income for 2005. In 2005, we recognized a tax benefit of approximately $0.8 million related to the favorable resolution of certain state and federal tax positions, which was the primary reason for the 1.7 point lower effective tax rate in 2005.

Discontinued Operations. In 2005 we realized a gain of approximately $0.7 million on the sale of Generation21, which includes a one-time tax benefit of $1.3 million. When combined with the operating losses incurred in January and February 2005 for that subsidiary, the net income from discontinued operations totaled approximately $0.6 million in 2005.

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

Service revenue increased by $1.8 million, or 8.6%, to $22.0 million in 2005 compared to $20.2 million in 2004. Our service revenues grew over the prior year primarily driven by improvement in our newer service offerings such as guided implementation and installation services.

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

The cost of sales of services decreased by $0.8 million, or 9.1%, to $8.7 million in 2005 from $9.5 million in 2004. As a percentage of sales of services, the cost of sales of services decreased to 39.4% in 2005 from 47.1% in 2004. The improved service margins are the result of: (i) operating leverage in our newer service offerings for which we were ramping up costs ahead of revenue in 2004 and (ii) a more profitable 2005 National School Renaissance Conference.

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

Liquidity and Capital Resources

As of December 31, 2006, our cash, cash equivalents and investment securities were $30.1 million, down $4.5 million from the December 31, 2005 total of $34.6 million. During 2006, we generated operating cash flow of $22.3 million and $5.9 million in proceeds from a mortgage note, on our former facility in Madison, Wisconsin, that was prepaid to us in October 2006.

At December 31, 2006, we had a $15.0 million unsecured revolving line of credit with a bank which is available until May 31, 2008. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2008. The line of credit bears interest based on the prime rate less 1.0%. As of December 31, 2006, the lines of credit had not been used.

On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares under the stock repurchase program. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of January 1, 2006 through December 31, 2006, we repurchased 1.4 million shares at a cost of $22.5 million. Since the original authorization in 2002, we have repurchased 7.6 million shares at a cost of $133.3 million under this repurchase program. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.

We declared a special cash dividend of $2.15 per share on January 28, 2004, quarterly cash dividends of $0.04 per share for each of the four quarters of 2004 and quarterly cash dividends of $0.05 for each of the four quarters of 2005 and 2006. We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders.

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

Operating Leases. We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. We utilize operating leases for some of our facilities to gain flexibility as compared to purchasing facilities outright and limit our exposure to many of the risks of owning commercial property, particularly with regard to international operations. These agreements generally, are for terms of one to five years and cannot be terminated by either the lessor or us for reasons other than breach of the lease agreement. We do not anticipate early termination of any of these agreements. For each of the years ended December 31, 2006, 2005 and 2004, we incurred expenses of approximately $2.0 million, $0.9 million, and $1.1 million, respectively, related to these operating leases.

Purchase Obligations. We enter into commitments with certain suppliers to purchase components for our hardware products, such as AlphaSmart computing devices, AccelScan scanners and the 2Know! response system. The majority of these obligations will be satisfied within one year.

As of December 31, 2006, our approximate contractual obligations for operating leases and purchase obligations (by period due) were as follows:

	Payments Due by Period
		Less Than 1	1-3	3-5	More Than
Contractual Obligations	Total	Year	Years	Years	5 Years
	(In thousands)

Operating lease obligations	$7,108	$1,969	$3,700	$653	$786
Purchase obligations	5,170	5,151	19	—	—

Total	$12,278	$7,120	$3,719	$653	$786

Retirement Plan. We have established a Supplemental Executive Retirement Plan (“SERP”) for the provision of retirement benefits to members of our senior management. Under the terms of the plan, participants elect to defer receipt of a portion of their compensation and to hypothetically invest it in certain mutual fund investments. Upon a participant’s retirement (or certain other events), the Company has an obligation to repay the participant’s account balance, which is the net of the deferred compensation, a defined matching company contribution and the hypothetical market gain or loss of each participant’s investment selections. As of December 31, 2006, we have fully funded the $1.6 million aggregate contractual obligation for future payments to SERP participants. The SERP is more fully described in Note 11 of our Notes to Consolidated Financial Statements.

Other Obligations. As of December 31, 2006, we did not hold any long-term debt obligations, long-term purchase obligations or material capital lease obligations.

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

Impairment or Disposal of Long-Lived Assets. We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate the recoverability of goodwill and other intangible assets with indefinite useful lives annually or more frequently if events or circumstances indicate that an asset may be impaired. Management uses judgment when applying impairment rules to determine when an impairment test is necessary. Examples of factors which could trigger an impairment review include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant adverse changes in legal factors or the business climate that impact the value of an asset.

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

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation provides specific guidance on how enterprises recognize and measure tax benefits associated with uncertain tax positions. FIN 48 is effective for us on January 1, 2007. We have evaluated FIN 48 and have determined that its adoption will not have a significant impact on our financial statements.

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

Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds, and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan (see Note 11 of our Notes to Consolidated Financial Statements). As of December 31, 2006, our investment securities had a market value of approximately $4.1 million and a carrying value of $4.1 million. Due to the type and duration of our investments we do not expect to realize any material gains or losses related to market risk.

Foreign Currency Exchange Rate Risk. The financial position and results of operations of our foreign subsidiaries are measured using local currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars using average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. Translation gains or losses are deferred as a separate component of shareholders’ equity. Aggregate foreign currency transaction gains and losses are included in determining net income. As such, our operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound, Canadian dollar, Euro, and Indian Rupee. At this time, foreign exchange rate risk is not significant due to the relative size of our foreign operations and revenues derived from sales in foreign currency.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Renaissance Learning, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Renaissance Learning, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Renaissance Learning, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in note 5 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, Accounting for Stock Based Compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 23, 2006

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

	2006	2005
	(In Thousands,
	Except Share and
	Per Share Amounts)

ASSETS
Current assets:
Cash and cash equivalents	$25,978	$7,083
Investment securities	2,500	23,363
Accounts receivable, less allowance of $1,133 and $1,340, respectively	10,528	11,393
Inventories	4,108	4,138
Prepaid expenses	1,896	1,722
Income taxes receivable	1,291	—
Deferred tax asset	3,596	3,693
Other current assets	97	390

Total current assets	49,994	51,782
Investment securities	1,625	4,132
Property, plant and equipment, net	11,811	11,475
Deferred tax asset	—	738
Goodwill	46,973	45,906
Other intangibles, net	6,124	6,787
Capitalized software, net	727	420
Other receivables	—	5,909
Other non-current assets	457	1,233

Total assets	$117,711	$128,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,782	$3,280
Deferred revenue	23,751	18,255
Payroll and employee benefits	4,750	4,156
Income taxes payable	—	313
Other current liabilities	3,429	4,239

Total current liabilities	34,712	30,243
Deferred revenue	885	670
Deferred compensation and other employee benefits	1,665	1,603
Deferred tax liability	878	—

Total liabilities	38,140	32,516
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at December 31, 2006 and 2005	347	347
Additional paid-in capital	55,542	56,522
Retained earnings	124,290	118,233
Treasury stock, at cost: 5,733,130 shares at December 31, 2006; 4,387,594 shares at December 31, 2005	(99,265)	(78,845)
Unearned restricted stock compensation	(1,417)	(438)
Accumulated other comprehensive income	74	47

Total shareholders’ equity	79,571	95,866

Total liabilities and shareholders’ equity	$117,711	$128,382

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In Thousands, Except Per Share Amounts)

Net Sales:
Products	$90,750	$94,296	$91,482
Services	20,778	21,987	20,242

Total net sales	111,528	116,283	111,724

Cost of sales:
Products	16,455	12,917	6,167
Services	10,011	8,669	9,532

Total cost of sales	26,466	21,586	15,699

Gross profit	85,062	94,697	96,025
Operating expenses:
Product development	17,291	17,046	14,536
Selling and marketing	33,639	30,778	30,551
General and administrative	16,330	12,989	12,005

Total operating expenses	67,260	60,813	57,092

Operating income	17,802	33,884	38,933
Other income:
Interest income	1,078	1,324	1,072
Other, net	156	2,170	568

Income — continuing operations before income taxes	19,036	37,378	40,573
Income taxes — continuing operations	7,043	13,211	15,012

Income — continuing operations	11,993	24,167	25,561
Income (loss) — discontinued operations	—	584	(2,859)

Net Income	$11,993	$24,751	$22,702

Earnings (Loss) per share:
Basic
Continuing operations	$0.41	$0.78	$0.82
Discontinued operations	0.00	0.02	(0.09)

Net income	$0.41	$0.80	$0.73

Diluted
Continuing operations	$0.41	$0.78	$0.82
Discontinued operations	0.00	0.02	(0.09)

Net income	$0.41	$0.80	$0.73

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

							Accumulated
	Common	Additional			Unearned	Other	Total
	Stock	Paid-in	Retained	Treasury	Restricted Stock	Comprehensive	Shareholders’
	Amount(1)	Capital	Earnings	Stock	Compensation	Income (Loss)	Equity
	(In Thousands)

Balance, December 31, 2003	$347	$54,167	$148,596	$(69,838)	$—	$58	$133,330
Net income	—	—	22,702	—	—	—	22,702
Foreign currency translation	—	—	—	—	—	46	46

Comprehensive income							22,748
Dividends ($2.31 per share)	—	—	(71,609)	—	—	—	(71,609)
Stock repurchased for treasury	—	—	—	(5,539)	—	—	(5,539)
Exercise of stock options	—	(833)	—	5,164	—	—	4,331
Tax benefit on stock options	—	1,156	—	—	—	—	1,156

Balance, December 31, 2004	347	54,490	99,689	(70,213)	—	104	84,417
Net income	—	—	24,751	—	—	—	24,751
Foreign currency translation	—	—	—	—	—	(57)	(57)

Comprehensive income							24,694
Dividends ($.20 per share)	—	—	(6,207)	—	—	—	(6,207)
Stock repurchased for treasury	—	—	—	(32,374)	—	—	(32,374)
Treasury shares issued for purchase of AlphaSmart	—	2,171	—	20,895	—	—	23,066
Exercise of stock options	—	(350)	—	2,455	—	—	2,105
Tax benefit on stock options	—	112	—	—	—	—	112
Restricted stock grants	—	99	—	392	(491)	—	—
Shared-based compensation	—	—	—	—	53	—	53

Balance, December 31, 2005	347	56,522	118,233	(78,845)	(438)	47	95,866
Net income	—	—	11,993	—	—	—	11,993
Foreign currency translation	—	—	—	—	—	27	27

Comprehensive income							12,020
Dividends ($.20 per share)	—	—	(5,936)	—	—	—	(5,936)
Stock repurchased for treasury	—	—	—	(22,474)	—	—	(22,474)
Exercise of stock options	—	(2)	—	18	—	—	16
Payment for cancellation of stock options		(1,001)	—	—	—	—	(1,001)
Share-based compensation	—	86	—	—	601	—	687
Tax benefit on stock options	—	393	—	—	—	—	393
Restricted stock grants	—	(456)	—	2,036	(1,580)	—	—

Balance, December 31, 2006	$347	$55,542	$124,290	$(99,265)	$(1,417)	$74	$79,571

(1)	Common Stock, $0.01 par value, 150,000,000 shares authorized.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)

Reconciliation of net income to net cash provided by operating activities:
Net income	$11,993	$24,751	$22,702
(Income) loss from discontinued operations	—	(584)	2,859

Income from continuing operations	11,993	24,167	25,561
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	3,541	3,179	3,315
Amortization of investment discounts/premiums	163	396	696
Share-based compensation expense	687	53	—
Deferred income taxes	2,719	1,437	118
Excess tax benefits from share based payment arrangements	(393)	(112)	(1,156)
Gain on sale of property	(4)	(1,798)	9
Change in assets and liabilities, excluding the effects of acquisitions and divestitures
Accounts receivable	938	1,903	4,090
Inventories	(334)	568	(94)
Prepaid expenses	(291)	(369)	107
Income taxes	(975)	(937)	(214)
Accounts payable and other liabilities	(1,405)	(483)	650
Deferred revenue	5,711	1,821	6,034
Other current assets	293	1,460	437
Other	(375)	128	(33)

Cash provided by continuing operating activities	22,268	31,413	39,520
Cash used by discontinued operations	—	(116)	(3,437)

Net cash provided by operating activities	22,268	31,297	36,083

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,819)	(2,419)	(1,046)
Purchase of investment securities	(517)	(6,834)	(46,408)
Maturities/sales of investment securities	23,722	25,049	48,949
Capitalized software development costs	(689)	(279)	(563)
Proceeds from mortgage note	5,909	—	—
Net proceeds from sale of property	23	3,166	1
Net proceeds from sale of subsidiary	—	75	—
Acquisitions of business, net of cash acquired	—	(33,970)	—

Cash provided (used) by investing activities	25,629	(15,212)	933
Cash used by discontinued operations	—	—	(365)

Net cash provided (used) by investing activities	25,629	(15,212)	568

Cash flows from financing activities:
Return of capital to minority interest	—	(98)	(54)
Proceeds from exercise of stock options	16	2,105	4,331
Payment for cancellation of stock options	(1,001)	—	—
Excess tax benefits from share based payment arrangements	393	112	1,156
Dividends paid	(5,936)	(6,207)	(71,609)
Purchase of treasury stock	(22,474)	(32,374)	(5,539)

Net cash used by financing activities	(29,002)	(36,462)	(71,715)

Net increase (decrease) in cash and cash equivalents	18,895	(20,377)	(35,064)
Cash and cash equivalents, beginning of period	7,083	27,460	62,524

Cash and cash equivalents, end of period	$25,978	$7,083	$27,460

Supplemental cash flow information
Cash paid during the year for —
Income taxes (net of refunds)	$5,281	$11,121	$13,054

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Consolidation

The consolidated financial statements include the financial results of Renaissance Learning, Inc. (“Renaissance Learning”) and our subsidiaries (collectively, the “Company”).

(2)	Basis of presentation

Except as indicated, amounts reflected in the consolidated financial statements or the notes thereto, relate to our continuing operations. Certain prior year amounts have been reclassified to conform to the current year presentation. Generation21 Learning Systems, LLC (“Generation21”) was divested during the first quarter of 2005 and, therefore, its results for all periods presented in the consolidated financial statements are reflected as discontinued operations. All significant intercompany transactions and accounts have been eliminated in consolidation.

(3)	Nature of operations

Renaissance Learning, Inc. is a leading provider of technology for personalizing reading, math, and writing practice for pre-kindergarten through senior high (“pre-K-12”) schools and districts. Our products accelerate learning and improve test scores by facilitating increased student practice of essential skills, increasing the quality, quantity, and timeliness of performance data available to educators, helping educators motivate students and providing student access to low cost computing solutions.

Our educational software covers a wide range of subject areas including reading, early literacy, mathematics, writing, vocabulary and language acquisition. We provide customized assessment software to educational publishers which supports many of the popular textbook series used in K-12 and post-secondary educational institutions. Our flagship product is Accelerated Reader, which provides educators with information for motivating and monitoring increased literature-based reading practice and to support instruction. Our other software and service brands include: STAR Reading, STAR Early Literacy, Read Now Power Up!, Accelerated Math, STAR Math, MathFacts in a Flash, and English in a Flash.

Our hardware products include AlphaSmart laptop computing devices that run curriculum-specific software focused on skills improvement and real-time formative assessments. The units offer schools the ability to provide students with significantly improved access to portable computing at a fraction of the cost of conventional personal computers. Our 2Know! response system allows educators to easily encourage student classroom participation and obtain instantaneous feedback that can be used to quickly assess student comprehension and performance. Additionally, we sell our patented Accelscan optical-mark card scanner which is used primarily with Accelerated Math to automate scoring and recordkeeping tasks.

We offer a full line of professional service and support solutions that integrate with, complement, and enhance the effectiveness of, our products. Sold separately or bundled with our products to provide a complete solution, our service offerings include training workshops and seminars, report and data analysis, program evaluation, guided implementation, remote web-based training, software support, software installation, database conversion and integration services, and application hosting.

(4)	Acquisition

On June 27, 2005, we acquired all of the outstanding common stock of AlphaSmart, a provider of laptop computing devices for K-12 schools. The results of AlphaSmart’s operations are included in our consolidated financial statements since that date. AlphaSmart products are easy-to-use laptop computing devices that run curriculum-specific software focused on skills improvement and real-time formative assessments. The units offer schools the ability to provide students with significantly improved access to portable computing at a fraction of the cost of conventional personal computers.

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

	Twelve Months Ended December 31,
	2005	2004
	(In Thousands, Except
	per Share Amounts)

Net sales	$131,576	$147,151
Income from continuing operations	24,104	26,971
Earnings per share from continuing operations
Basic earnings per share	$0.75	$0.83
Diluted earnings per share	0.75	0.82

(5)	Significant accounting policies

(a)	Use of estimates

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

Product revenue is derived primarily from the sale of educational software and hardware. Revenue from sales of hardware are generally recognized when the product is shipped to the customer. Revenue recognition from sales of our software depends on whether the software is: (i) off-the-shelf or customized and (ii) how it is licensed, i.e., perpetual license or subscription. We recognize revenue from off-the-shelf perpetually licensed software sales upon shipment to customers. Subscription-based software sales are recognized as revenue on a straight-line basis over the subscription period. Sales of software that require substantial modification or customization are recognized as revenue using the percentage-of-completion method of accounting. Revenues and deferred revenues from software that require substantial modification or customization are not significant in any of the years presented.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service revenue is derived from (i) training seminars, (ii) telephone support agreements, (iii) consulting services and (iv) technical services. Revenue from training seminars is recognized when the seminar or workshop is performed. Revenue from consulting and technical services is recognized as the service is performed or on a straight-line basis over the contractual period. Telephone support included with sales of perpetually licensed software has a duration of twelve months or less and is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from other support agreements is initially recorded as deferred revenue and then recognized as revenue on a straight-line basis over the term of the agreement, typically 12 months.

Deferred revenue includes (i) amounts invoiced for products not yet delivered and services not yet performed, (ii) advance invoicing on contracts and (iii) that portion of support agreements and subscription-based product sales that has not yet been recognized as revenue.

(c)	Impairment or Disposal of Long-Lived Assets.

We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate the recoverability of goodwill and other intangible assets with indefinite useful lives annually, or more frequently if events or circumstances indicate that an asset may be impaired. Management uses its judgment when applying impairment rules to determine when an impairment test is necessary. Examples of factors which could trigger an impairment review include: (i) a significant decrease in the market value of an asset, (ii) a significant change in the extent or manner in which an asset is used and (iii) significant adverse changes in legal factors or the business climate that impact the value of an asset.

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

(d)	Cash and cash equivalents

Cash amounts on deposit at banks and highly liquid debt instruments purchased with an original maturity date of three months or less are included in cash and cash equivalents. Debt instruments are carried at cost, which approximates market value due to the short-term nature of those instruments. Cash and cash equivalents consisted of the following at December 31:

	2006	2005
	(In Thousands)

Cash and time deposits	$5,953	$7,083
Municipal obligations	20,025	—

	$25,978	$7,083

(e)	Investment securities

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

Investment securities consisted of the following at December 31:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Thousands)

Debt securities due in less than 1 year:
Corporate bonds	$—	$—	$3,000	$2,976
Municipal bonds	2,500	2,496	20,363	20,270

Current investment securities	2,500	2,496	23,363	23,246

Debt securities due in 1 to 2 years:
Municipal bonds	—	—	2,529	2,513
Equity securities:
Mutual fund investments	1,625	1,625	1,603	1,603

Non-current investment securities	1,625	1,625	4,132	4,116

Total investment securities	$4,125	$4,121	$27,495	$27,362

(f)	Inventories

Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Inventories primarily consist of purchased materials which include laptop computing devices, optical-mark card scanners, interactive response systems, educational products, training materials, manuals, and motivational items.

(g)	Advertising costs

Advertising costs are expensed as the advertising takes place. Advertising expenses for 2006, 2005 and 2004 were approximately $6.5 million, $8.2 million and $7.7 million, respectively.

(h)	Property, plant and equipment

Property, plant and equipment are recorded at cost and are depreciated over their estimated useful lives using principally the straight-line method for financial reporting purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that significantly extend the useful life of an asset are added to the plant and equipment accounts. Depreciation expense was $2.5 million, $2.1 million and $2.5 million for 2006, 2005 and 2004, respectively.

The estimated useful lives for property, plant and equipment are as follows: buildings-25 to 40 years; furniture, fixtures and office equipment-5 to 8 years; computer and production equipment-3 to 5 years; vehicles-5 years; and leasehold improvements-the lease term.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net property, plant and equipment consisted of the following at December 31:

	2006	2005
	(In Thousands)

Land and improvements	$1,219	$1,219
Buildings	9,967	9,991
Furniture, fixtures and office equipment	4,694	4,729
Computer and production equipment	11,474	11,274
Other	1,713	1,667

Total property, plant and equipment	29,067	28,880
Less — accumulated depreciation and amortization	17,256	17,405

Property, plant and equipment, net	$11,811	$11,475

(i)	Software development costs

We capitalize certain software development costs incurred after technological feasibility is achieved. Capitalized costs are reported at the lower of amortized cost or net realizable value. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the products which is generally estimated to be 24 months. Amortization begins when the products are available for general release to customers. All other research and development expenditures are charged to product development expense in the period incurred. When capitalized software is fully amortized, the balance is removed from the capitalized software and accumulated amortization accounts. Amounts capitalized were approximately $689,000, $279,000 and $563,000 in 2006, 2005 and 2004, respectively. Amortization expense of approximately $382,000, $495,000 and $553,000 for 2006, 2005 and 2004, respectively, is included in cost of sales-products in the consolidated statements of income. At December 31, 2006 and 2005, accumulated amortization of capitalized software development costs was $1.3 million and $0.9 million, respectively.

(j)	Sales and concentration of credit risks

We grant credit to our customers in the ordinary course of business. The majority of our customers are schools or school districts, although we do sell some of our products through resellers. Concentrations of credit risk with respect to trade receivables are limited due to the significant number of customers and their geographic dispersion. In 2006, 2005, and 2004, no single customer represented more than 10% of net sales.

(k)	Share-based compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123R”), using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As such, prior periods will not reflect restated amounts.

Prior to January 1, 2006, we elected to follow the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” and to provide the pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. Under the intrinsic value method, compensation cost for stock options is measured by the excess, if any, of the quoted price of our stock at the measurement date over the exercise price.

No stock-based employee compensation expense related to stock options or our stock purchase plans was reflected in net income prior to January 1, 2006. SFAS 123R requires us to report the tax benefit from the tax

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow. Restricted shares or restricted stock units are granted to certain employees and our directors. For employees, restricted stock awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board. Restricted stock awards to employees are expensed over the vesting period, those made to our non-employee directors are expensed when granted.

During the year ended December 31, 2006, we recognized approximately $0.7 million in share-based compensation expense related primarily restricted stock and to a lesser extent, stock options. Cash received from stock option exercises for the same period was approximately $16,000. The total income tax benefit recognized related to share-based compensation, which is recorded in additional paid-in capital, was approximately $0.4 million for the year ended December 31, 2006.

The Black-Scholes option-pricing model was used to compute the fair value of each option granted for purposes of the pro forma disclosures required by SFAS 123. Had compensation cost in 2005 and 2004 been determined for the stock option grants based on the fair value method set forth under SFAS 123R, prior to its adoption, net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	2005	2004
	(In Thousands, Except Per Share Amounts)

Net Income, as reported	$24,751	$22,702
Add: share based compensation included in reported net income, net of tax	33	—
Deduct: total share-based compensation expense determined under fair-value based method for all awards, net of tax	2,518	1,681
Pro forma net income	$22,266	$21,021
Basic earnings per share:
As reported	$0.80	$0.73
Pro forma	0.72	0.68
Diluted earnings per share:
As reported	$0.80	$0.73
Pro forma	0.72	0.67
The per share weighted average fair value of options granted under the plan during the year is:	$10.06	$14.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004

Dividend yield	1.39%	1.01%	0.64%
Expected volatility	55.00%	57.08%	62.48%
Risk-free interest rate	4.66%	4.00%	3.39%
Expected life (in years)	5	5	6

In April 2005, our Board of Directors approved the acceleration of vesting of the unvested stock options under our 1997 Stock Incentive Plan. This resulted in options to purchase approximately 438,000 shares of our common stock becoming immediately exercisable. All of the unvested stock options for which vesting was accelerated were “underwater,” with exercise prices greater than the closing price of our common stock on the date of acceleration. Vesting of the options was accelerated as part of our plan to transition the equity-based portion of our executive compensation plan from stock options to grants of restricted stock, which we believe will be a more effective performance incentive and retention tool. Also, accelerated vesting of the options produced a more favorable impact on our future results of operations in light of SFAS No. 123R. Early vesting of these options resulted in

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $1.0 million less future compensation expense that would otherwise have been recognized over the remaining life of the options beginning on January 1, 2006.

(l) Earnings per common share

Earnings per share is computed in accordance with SFAS 128 “Earnings per Share”. Basic earnings per common share (“Basic EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding.

Diluted earnings per common share (“Diluted EPS”) is computed similarly to Basic EPS except that the weighted average number of shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Our potentially dilutive common shares consist of unexercised stock options and restricted shares.

The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an antidilutive effect on earnings per share. Consequently, stock options with an exercise price greater than the average market price for the period are not included in the computation of potentially dilutive common shares. For the years ended December 31, 2006, 2005 and 2004, there were approximately 829,000, 895,000 and 768,000, respectively, antidilutive options excluded from the computation of diluted earnings per share.

The weighted average shares outstanding are as follows:

	2006	2005	2004

Basic weighted average shares outstanding	29,551,309	30,966,501	31,046,200
Dilutive effect of outstanding stock options	7,626	63,151	153,611
Dilutive effect of restricted shares	10,325	20	—

Diluted weighted average shares outstanding	29,569,260	31,029,672	31,199,811

(m) Income taxes

We account for income taxes according to the provisions of SFAS 109, “Accounting for Income Taxes”. SFAS 109 requires an asset and liability based approach to accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between financial and tax accounting of revenue and expense items. Valuation allowances are provided when it is anticipated that a deferred tax asset is not likely to be fully realized. We record a liability for uncertain tax positions when they are probable and the amount is reasonably estimable.

(n) Comprehensive income (loss)

Our comprehensive income (loss) includes foreign currency translation adjustments, which are included in accumulated other comprehensive income in the consolidated statements of shareholders’ equity. At December 31, 2006, 2005 and 2004, accumulated other comprehensive income consisted entirely of foreign currency translation adjustments, which resulted from translation of the balance sheets of our international operations to U.S. dollars using the exchange rate in effect on the balance sheet date.

(o) Shipping and handling revenues and costs

We include shipping and handling fees billed to customers in net sales. The related shipping and handling costs are included in cost of sales.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p)	Other receivable

On December 31, 2005 other receivable consisted entirely of a $5.9 million note receivable secured by a first mortgage on our former office facility in Madison, Wisconsin. The mortgagee prepaid to us, in cash, the entire balance of the mortgage note in October 2006.

(6)	Goodwill and other intangible assets

Under SFAS 142 “Goodwill and Other Intangible Assets”, we are required to assess goodwill and other intangibles with indefinite lives at least annually for impairment by applying a fair-value-based test. We completed this testing at December 31, 2006 and 2005, and found no instances of impairment.

The following table summarizes the change in goodwill during 2004, 2005 and 2006:

(In Thousands)

Balance at December 31, 2004	$2,757
Acquisition	43,134
Translation	15

Balance at December 31, 2005	45,906
Acquisition — final allocation adjustment	1,066
Translation	1

Balance at December 31, 2006	$46,973

For the years ended December 31, 2006, 2005, and 2004, we recognized amortization expense of $663,000, $556,000 and $286,000, respectively, on other intangibles with finite lives. Intangible amortization expense is estimated to be $545,000, $451,000, $374,000, $339,000 and $339,000 for 2007, 2008, 2009, 2010 and 2011, respectively. The tradename has an indefinite life and is not amortized. The customer relationships intangible has a 10-year estimated useful life and is being amortized on an accelerated method.

Other intangibles consisted of the following:

	December 31, 2006			December 31, 2005
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In Thousands)

Tradename	$3,000	—	$3,000	$3,000	—	$3,000
Customer relationships	4,150	$1,026	3,124	4,150	$363	3,787

Other intangibles	$7,150	$1,026	$6,124	$7,150	$363	$6,787

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Income taxes

The provision for income taxes from continuing operations consisted of:

	2006	2005	2004
	(In Thousands)

Current tax provision:
U.S. federal	$3,783	$9,840	$12,341
State and local	518	1,850	2,497
Foreign	23	84	56

Total current tax provision	4,324	11,774	14,894

Deferred tax provision:
U.S. federal	2,571	1,329	113
State and local	148	108	5

Total deferred tax provision	2,719	1,437	118

Provision for income taxes	$7,043	$13,211	$15,012

Effective rate reconciliation:

	2006		2005		2004
	(In Thousands)

Income tax provision at statutory tax rate	$6,663	35.0%	$13,083	35.0%	$14,201	35.0%
State and local taxes, net of federal tax benefit	433	2.3%	1,273	3.4%	1,640	4.0%
Federal tax credits and exclusions	(82)	(0.4)%	(327)	(0.8)%	(262)	(0.6)%
Resolution of prior period tax matters	—	0.0%	(779)	(2.1)%	—	0.0%
Other	29	0.1%	(39)	(0.2)%	(567)	(1.4)%

Provision for income taxes	$7,043	37.0%	$13,211	35.3%	$15,012	37.0%

Deferred tax assets consisted of the following at December 31:

	2006	2005
	(In Thousands)

Current deferred tax assets:
Deferred revenue	$1,062	$854
Expenses not currently deductible	2,534	2,839

Net current deferred tax assets	3,596	3,693

Noncurrent deferred tax assets (liabilities):
Deferred revenue	32	100
Expenses not currently deductible	86	1,676
Depreciation and amortization	388	255
Intangibles	(1,384)	(1,293)

Net noncurrent deferred tax asset (liability)	(878)	738

Total deferred tax assets	$2,718	$4,431

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Lines of credit

We have a $15.0 million unsecured revolving line of credit with a bank, which is available until May 31, 2008. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2008. The line of credit bears interest based on the prime rate less 1.0%. As of December 31, 2006 and 2005, the lines of credit had not been used.

(9)	Lease commitments

We are party to various operating leases, primarily for facilities we occupy to carry out our business operations. Approximate rent expense for 2006, 2005 and 2004 was $2.0 million, $0.9 million and $1.1 million, respectively.

Future approximate minimum rental payments (including estimated operating costs) required under operating leases as of December 31, 2006 are as follows:

(In Thousands)

2007	$1,969
2008	1,659
2009	1,127
2010	914
2011	653
After 2011	786

$7,108

(10)	Litigation

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

Employer matching contributions are currently $0.75 for each $1.00 contributed by a participant and are limited to a maximum of 4.5% of a participant’s pretax compensation. For those employees participating in the SERP, the maximum employer contribution is determined on a combined basis with the 401(k) plan. Discretionary employer contributions may also be made to the plans. No discretionary contributions were made to the plans in 2006, 2005 or 2004.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All amounts credited to a SERP participant’s account are hypothetically invested in certain publicly traded investment funds, as directed by each participant. Prior to 2004, we had not funded this liability. In late 2004, we funded our liability for benefits payable to SERP participants with investments that mirror their investment selections. Prior to the funding of the liability, changes in the market value of the investment funds chosen by SERP participants caused our liability for this benefit to increase or decrease and a corresponding loss or gain to be recognized in our statement of income and results of operations. The liability for the SERP is included in deferred compensation and other employee benefits; the related investments are classified under investment securities on our consolidated balance sheets. Our liability for the SERP was $1,586,000 at December 31, 2006 and $1,603,000 at December 31, 2005.

The following summarizes our expense under these retirement plans:

	2006	2005	2004
	(In Thousands)

Employer matching contribution — 401(k) Plan	$1,318	$1,027	$1,124
Employer matching contribution — SERP	15	16	24
Loss related to unfunded SERP liability	—	—	16

Total	$1,333	$1,043	$1,164

(12)	Stock incentive plan

We have established the 1997 Stock Incentive Plan (the “Plan”) for our officers, key employees, non-employee directors and consultants. A combined maximum of 6,000,000 options, stock appreciation rights (“SAR”) and share awards may be granted under the plan. No incentive stock options (“ISO”) or SARs have been granted under the plan. At December 31, 2006, there were approximately 2.5 million shares available for issuance under our 1997 Stock Incentive Plan.

(a) Stock option awards — Options granted under the plan may be in the form of nonqualified stock options (“NSO”) or ISO which comply with Section 422 of the Internal Revenue Code. The exercise price of the options is the market value of our common stock at the date of grant. Options become exercisable ratably over their respective vesting period which ranges from immediate vesting up to a four year vesting period. The options expire 10 years from the grant date.

A summary of stock option activity under the plan is as follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,519,820	$22.42	1,625,038	$22.85	1,989,383	$21.82
Granted	9,616	14.86	223,044	20.58	122,067	24.73
Exercised*	(241,149)	13.54	(135,880)	15.49	(285,522)	15.17
Forfeitures	(392,771)	26.47	(192,382)	28.82	(200,890)	24.68

Outstanding at end of year	895,516	22.96	1,519,820	22.42	1,625,038	22.85

Options exercisable at end of year	893,297	$22.98	1,515,381	$22.44	1,074,182	$23.12

*	Includes 240,119 of shares related to payment of $1,000,501 to cancel in-the-money options, primarily of the company’s former chief executive officer

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2006:

	Outstanding Options			Exercisable Options
		Weighted Average			Weighted Average
Range of	Options	Remaining	Weighted Average	Options	Exercise Price of
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable Options

$ 8.00 to $16.00	67,442	3.10	$12.55	67,442	$12.55
$16.01 to $22.00	434,372	5.10	17.81	432,153	17.82
$22.01 to $29.00	95,927	7.40	24.48	95,927	24.48
$29.01 to $34.00	194,303	4.43	30.65	194,303	30.65
$34.01 to $40.00	102,938	3.93	35.45	102,938	35.45
$40.01 to $52.00	534	4.55	51.49	534	51.49

$8.00 to $51.58	895,516	4.91	$22.96	893,297	$22.98

(b) Restricted stock awards — Restricted shares or restricted stock units are granted to certain employees and our directors. For employees, restricted stock awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board. Restricted stock awards to employees are expensed over the vesting period, and those made to our non-employee directors are expensed when granted.

Unearned restricted stock compensation is recorded based on the market price on the grant date and is expensed equally over the vesting period. No restricted shares were awarded in 2004. In 2005, 23,409 restricted shares were granted at a weighted average market price at the grant date of $22.70. Compensation expense related to restricted shares was $53,000 for the year ended December 31, 2005. In 2006, 125,056 restricted shares were granted at a weighted average market price at the grant date of $14.16. Compensation expense related to restricted shares was approximately $601,000 for the year ended December 31, 2006.

(13)	Shareholders’ equity

On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares of common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for share-based employee compensation plans and for other general corporate purposes. Since initial authorization was granted, we have repurchased 7.6 million common shares of common stock at a cost of $133.3 million under this repurchase program.

A summary of stock repurchase activity is as follows:

			Aggregate Annual
		Weighted Average	Cost of
	Number of Shares	Repurchased Price	Repurchased
	Repurchased	Per Share*	Stock*

2006	1,461,216	$15.38	$22,474,628
2005	1,837,231	$18.00	$32,373,719
2004	290,000	$18.19	$5,539,329

*	Includes broker commission

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

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Segment reporting

SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The method of determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. In addition, SFAS 131 applies both qualitative and quantitative aggregation rules to operating segments in order to determine the final reportable segments. Under SFAS 131, we have one reportable segment. Foreign market operations are not significant at this time.

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

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)

2006
Net sales	$31,117	$29,319	$25,167	$25,925
Gross profit	23,983	22,462	18,768	19,849
Operating income	5,240	7,076	2,987	2,499
Income — continuing operations before income taxes	5,522	7,419	3,303	2,792
Income taxes — continuing operations	2,043	2,745	1,222	1,033
Income — continuing operations	3,479	4,674	2,081	1,759
Income — discontinued operations	—	—	—	—
Net income	3,479	4,674	2,081	1,759
Earnings per share:
Basic and diluted:
Continuing operations	0.12	0.16	0.07	0.06
Discontinued operations	—	—	—	—
Net income	0.12	0.16	0.07	0.06
Common stock price per share:
High	19.96	17.21	15.19	18.76
Low	15.98	12.64	10.61	13.71

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)

2005
Net sales	$27,557	$28,346	$31,389	$28,991
Gross profit	23,608	24,210	23,992	22,887
Operating income	8,876	11,150	7,399	6,459
Income — continuing operations before income taxes	9,332	11,652	7,803	8,591
Income taxes — continuing operations	3,453	4,311	2,887	2,560
Income — continuing operations	5,879	7,341	4,916	6,031
Income — discontinued operations	584	—	—	—
Net income	6,463	7,341	4,916	6,031
Earnings per share:
Basic and diluted:
Continuing operations	0.19	0.24	0.16	0.20
Discontinued operations	0.02	—	—	—
Net income	0.21	0.24	0.16	0.20
Common stock price per share:
High	18.39	20.30	24.16	20.29
Low	15.25	15.67	16.09	13.69

Earnings per share amounts for each quarter are required to be calculated independently and therefore may not total to the amount calculated for the year.

Generation21 was divested during the first quarter of 2005 and, therefore, its results for all periods presented in the consolidated financial statements are reflected as discontinued operations.

(16)	Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation provides specific guidance on how enterprises recognize and measure tax benefits associated with uncertain tax positions. FIN 48 also provides guidance on transition, classification of interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our Company on January 1, 2007. We have evaluated FIN 48 and have determined that its adoption will not have a significant impact on our financial statements.

(17)	Discontinued operations

In February 2005, we consummated the sale of our Generation21 subsidiary, a non-core part of our business, for $75,000. The results of Generation21 for all periods presented in our consolidated financial statements are reflected as discontinued operations.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of discontinued operations consist of the following:

	2005	2004
	(In thousands)

Operating (loss)	$(192)	$(4,538)
Income tax benefit	76	1,679

Loss from operations, net	(116)	(2,859)

(Loss) on disposal	(642)	—
Tax benefit on disposal	1,342	—

Gain on disposal, net	700	—

Gain (loss) from discontinued operations, net	$584	$(2,859)

(18)	Subsequent event

On February 7, 2007 our Board of Directors declared a quarterly cash dividend of $.05 per share.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006.

There has been no change in our internal control over financial reporting that has occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006 and during the year then ended.

Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Renaissance Learning, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Renaissance Learning, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 23, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the company’s adoption of Statement of Financial Accounting Standard No. 123R, Accounting for Stock Based Compensation.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 23, 2006

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a) Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b) Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2007 under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c) Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2007 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d) Code of Ethics. We have adopted a code of ethics pursuant to Item 406 of Regulation S-K. A copy of our code of ethics is incorporated by reference herein (see Exhibit 14.1 of Exhibit Index).

(e) Audit Committee. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2007 under the caption “Proposal One: Election of Directors — Audit Committee,” which information is incorporated by reference herein.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2007 under the captions “Executive Compensation,” “Non-Employee Director Compensation,” “Severance Agreements,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2007 under the caption “Security Ownership of Management and Certain Beneficial Owners,” which information is incorporated by reference herein.

The information required by Item 201(d) of Regulation S-K is set forth below.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information about shares of our common stock outstanding and available for issuance under our existing equity compensation plans, which consist of our 1997 stock incentive plan and our 1998 employee stock purchase plan (this latter plan is currently inactive). The table details securities authorized for issuance under our equity compensation plans as of December 31, 2006. The table below does not include awards, exercises or cancellations under our equity compensation plans subsequent to December 31, 2005.

Number of Securities
Available for Future
	Number of Securities		Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan category	Warrants and Rights	Warrants and Rights	in First Column)

Equity compensation plans approved by security holders	893,297	$22.98	2,740,014	(1)
Equity compensation plans not approved by security holders(2)	N/A	N/A	N/A

Total	893,297	$22.98	2,740,014

(1)	Of the 6,000,000 shares currently authorized for issuance under our 1997 stock incentive plan, 2,500,620 remain available for future issuance. Under our 1998 employee stock purchase plan (ESPP), 239,394 shares remain available for future issuance. We did not offer the ESPP to employees in 2006 and do not intend to offer the plan to the employees in 2007.

(2)	Both of the company’s equity compensation plans have been approved by shareholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2007 under the caption “Certain Relationships and Transactions,” which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2007 under the caption “Audit Committee Report,” which information is incorporated by reference herein.

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

Date: February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Terrance D. Paul Terrance D. Paul	Chief Executive Officer (Principal Executive Officer) and a Director	February 23, 2007

/s/ Mary T. Minch Mary T. Minch	Senior Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 23, 2007

Directors:	Judith A. Paul, Addison L. Piper, John H. Grunewald, Gordon H. Gunnlaugsson, Harold E. Jordan and Judith A. Ryan

By:	/s/ Mary T. Minch Mary T. Minch Attorney-In-Fact*	February 23, 2007

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

Exhibit Index

Exhibit
Number	Exhibit

2.1	LLC Interest purchase Agreement dated as of February 28, 2005 among Registrant, Generation21 Learning Systems, LLC and John Stearns (pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to the LLC Interest Purchase Agreement have been omitted; a copy of such schedules and exhibits will be supplementally provided to the SEC upon request).(17)
2.2	Agreement and Plan of Merger and Reorganization by and among Registrant, RLI Acquisition Corp., Inc., RLI Acquisition Sub, LLC and AlphaSmart, Inc. dated as of January 24, 2005, as amended on April 20, 2005 (pursuant to Item 601(b)(2) of Regulation S-K, the annex, exhibits and schedules to the Agreement and Plan of Merger and Reorganization have been omitted; a copy of such annex, exhibits and schedules will be supplementally provided to the SEC upon request).(18)
2.3	Purchase Agreement dated as of November 1, 2005 among Renaissance Learning, Inc. and DezCon, LLC (pursuant to Item 601(b)(2) of regulation S-K, the exhibits to the Purchase Agreement have been omitted; a copy of such exhibits will be supplementally provided to the Securities and Exchange Commission upon request).(19)
3.1	Amended and Restated Articles of Incorporation of Registrant, as amended.(10)
3.2	Amended and Restated By-laws of Registrant, as amended.(7)
4.1	Form of Stock Certificate.(2)
10.1	1997 Stock Incentive Plan (as amended and restated).(3)*
10.2	Credit Agreement dated as of December 1, 2003, by and between Wells Fargo Bank, National Association and Registrant.(16)
10.3	First Amendment to Credit Agreement dated as of September 1, 2004 by and between Wells Fargo Bank, National Association and Registrant.(15)
10.4	Second Amendment to Credit Agreement dated as of May 31, 2005 by and between Wells Fargo Bank, National Association and Registrant.(23)
10.5	Third Amendment to Credit Agreement dated as of October 1, 2005 by and between Wells Fargo Bank, National Association and Registrant.(23)
10.6	Fourth Amendment to Credit Agreement dated as of June 30, 2006 by and between WellsFargo Bank, National Association and Registrant.(24)
10.7	Amended and Restated Employee Stock Purchase Plan.(9)*
10.8	Severance Agreement between Registrant and Michael H. Baum dated June 27, 2003.(13)*
10.9	Severance Agreement between Registrant and John R. Hickey dated February 15, 2006.(22)*
10.10	Incentive Bonus Plan.(13)*
10.11	Transfer Agreement dated as of June 16, 2004 between Registrant and Terrance D. Paul.(14)*
10.12	Assignment and Assumption of Transfer Agreement dated as of June 16, 2004 between Registrant and Terrance D. Paul.(14)*
10.13	Executive Officer Compensation Summary. (25)*
10.14	Offer to Purchase effective as of November 1, 2005 among Registrant and Planning Design Build, Inc.(19)
10.15	Form of Restricted Stock Agreement.(20)*
10.16	Form of Restricted Stock Unit Agreement between Registrant and certain non-employee directors.(24)
10.17	Form of Nonstatutory Stock Option Agreement between Registrant and certain employees and consultants.(21)*
10.18	Form of Nonstatutory Stock Option Agreement between Registrant and certain non-employee directors.(21)*
10.19	Form of Non-Employee Director Indemnification Agreement.(26)
14.1	Code of Business Conduct and Ethics.(16)
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Directors’ Powers of Attorney.
31.1	Section 302 Certification by Terrance D. Paul, Chief Executive Officer.
31.2	Section 302 Certification by Mary T. Minch, Chief Financial Officer.
32.1	Section 906 Certification by Terrance D. Paul, Chief Executive Officer.
32.2	Section 906 Certification by Mary T. Minch, Chief Financial Officer.
99.1	Schedule II — Valuation and Qualifying Accounts.

(1)	[Reserved].

(2)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 0-22187).

(3)	Incorporated by reference to Registrant’s Form S-8 filed on April 18, 2003 (Registration No. 333-104622).

(4)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1997 (SEC File No. 0-22187).

(5)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1998 (SEC File No. 0-22187).

(6)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 0-22187).

(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 0-22187).

(8)	[Reserved].

(9)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-22187).

(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 0-22187).

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-22187).

(12)	Incorporated by reference to Registrant’s Form 8-K dated May 22, 2002 (SEC File No. 0-22187).

(13)	[Reserved].

(14)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 0-22187).

(15)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 0-22187).

(16)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 0-22187).

(17)	Incorporated by reference to Registrant’s Form 8-K filed on March 4, 2005 (SEC File No. 0-22187).

(18)	Incorporated by reference to Registrant’s Form 8-K filed on April 26, 2005 (SEC File No. 0-22187).

(19)	Incorporated by reference to Registrant’s Form 8-K filed on November 4, 2005 (SEC File No. 0-22187).

(20)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 0-22187).

(21)	Incorporated by reference to Registrant’s Form 8-K filed on March 7, 2005 (SEC File No. 0-22187).

(22)	Incorporated by reference to Registrant’s Form 8-K filed on February 21, 2006 (SEC File No. 0-22187).

(23)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (SEC File No. 0-22187).

(24)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006 (SEC File No. 0-22187).

(25)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 0-22187).

(26)	Incorporated by reference to Registrant’s Form 8-K filed on January 29, 2006 (SEC File No. 0-22187).

*	Management contracts or compensatory plans or arrangements.

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