Form 10-K/A
period 2006-12-31
RENAISSANCE LEARNING INC
filed 2007-03-07
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Renaissance Learning, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to correct the items set forth below in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 5, 2007 (the “Original Filing”):

•	In Item 8, “Financial Statements and Supplementary Data,” the Report of Independent Registered Public Accounting Firm is revised to reflect that the date of the report, as set forth in the fifth paragraph and the bottom of the report, is actually February 23, 2007 rather than February 23, 2006; and

•	In Item 9A, “Controls and Procedures,” the Report of Independent Registered Public Accounting Firm is revised to reflect that the date of the report, as set forth in the sixth paragraph and the bottom of the report, is actually February 23, 2007 rather than February 23, 2006.

While this Form 10-K/A sets forth the complete text of the Form 10-K, no other changes have been made to the Original Filing except for those items discussed in this Explanatory Note. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Form 10-K/A (but otherwise identical to their prior certifications) and are also furnishing, but not filing, Rule 13a-14(b) certifications in connection with this Form 10-K/A (but otherwise identical to their prior certifications).

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 23, 2007

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 23, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the company’s adoption of Statement of Financial Accounting Standard No. 123R, Accounting for Stock Based Compensation.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 23, 2007

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

 Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

RENAISSANCE LEARNING, INC.

By:	/s/ Terrance D. Paul
Terrance D. Paul
Chief Executive Officer and a Director

Date: March 7, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Terrance D. Paul Terrance D. Paul	Chief Executive Officer (Principal Executive Officer) and a Director	March 7, 2007

/s/ Mary T. Minch Mary T. Minch	Senior Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 7, 2007

Directors:	Judith A. Paul, Addison L. Piper, John H. Grunewald, Gordon H. Gunnlaugsson, Harold E. Jordan and Judith A. Ryan

By:	/s/ Mary T. Minch Mary T. Minch Attorney-In-Fact*	March 7, 2007

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

Exhibit Index

Exhibit
Number	Exhibit

2.1	LLC Interest purchase Agreement dated as of February 28, 2005 among Registrant, Generation21 Learning Systems, LLC and John Stearns (pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to the LLC Interest Purchase Agreement have been omitted; a copy of such schedules and exhibits will be supplementally provided to the SEC upon request).(17)
2.2	Agreement and Plan of Merger and Reorganization by and among Registrant, RLI Acquisition Corp., Inc., RLI Acquisition Sub, LLC and AlphaSmart, Inc. dated as of January 24, 2005, as amended on April 20, 2005 (pursuant to Item 601(b)(2) of Regulation S-K, the annex, exhibits and schedules to the Agreement and Plan of Merger and Reorganization have been omitted; a copy of such annex, exhibits and schedules will be supplementally provided to the SEC upon request).(18)
2.3	Purchase Agreement dated as of November 1, 2005 among Renaissance Learning, Inc. and DezCon, LLC (pursuant to Item 601(b)(2) of regulation S-K, the exhibits to the Purchase Agreement have been omitted; a copy of such exhibits will be supplementally provided to the Securities and Exchange Commission upon request).(19)
3.1	Amended and Restated Articles of Incorporation of Registrant, as amended.(10)
3.2	Amended and Restated By-laws of Registrant, as amended.(7)
4.1	Form of Stock Certificate.(2)
10.1	1997 Stock Incentive Plan (as amended and restated).(3)*
10.2	Credit Agreement dated as of December 1, 2003, by and between Wells Fargo Bank, National Association and Registrant.(16)
10.3	First Amendment to Credit Agreement dated as of September 1, 2004 by and between Wells Fargo Bank, National Association and Registrant.(15)
10.4	Second Amendment to Credit Agreement dated as of May 31, 2005 by and between Wells Fargo Bank, National Association and Registrant.(23)
10.5	Third Amendment to Credit Agreement dated as of October 1, 2005 by and between Wells Fargo Bank, National Association and Registrant.(23)
10.6	Fourth Amendment to Credit Agreement dated as of June 30, 2006 by and between WellsFargo Bank, National Association and Registrant.(24)
10.7	Amended and Restated Employee Stock Purchase Plan.(9)*
10.8	Severance Agreement between Registrant and Michael H. Baum dated June 27, 2003.(13)*
10.9	Severance Agreement between Registrant and John R. Hickey dated February 15, 2006.(22)*
10.10	Incentive Bonus Plan.(13)*
10.11	Transfer Agreement dated as of June 16, 2004 between Registrant and Terrance D. Paul.(14)*
10.12	Assignment and Assumption of Transfer Agreement dated as of June 16, 2004 between Registrant and Terrance D. Paul.(14)*
10.13	Executive Officer Compensation Summary. (25)*
10.14	Offer to Purchase effective as of November 1, 2005 among Registrant and Planning Design Build, Inc.(19)
10.15	Form of Restricted Stock Agreement.(20)*
10.16	Form of Restricted Stock Unit Agreement between Registrant and certain non-employee directors.(24)
10.17	Form of Nonstatutory Stock Option Agreement between Registrant and certain employees and consultants.(21)*
10.18	Form of Nonstatutory Stock Option Agreement between Registrant and certain non-employee directors.(21)*
10.19	Form of Non-Employee Director Indemnification Agreement.(26)
14.1	Code of Business Conduct and Ethics.(16)
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Directors’ Powers of Attorney.
31.1	Section 302 Certification by Terrance D. Paul, Chief Executive Officer.
31.2	Section 302 Certification by Mary T. Minch, Chief Financial Officer.
32.1	Section 906 Certification by Terrance D. Paul, Chief Executive Officer.
32.2	Section 906 Certification by Mary T. Minch, Chief Financial Officer.
99.1	Schedule II — Valuation and Qualifying Accounts.

(1)	[Reserved].

(2)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 0-22187).

(3)	Incorporated by reference to Registrant’s Form S-8 filed on April 18, 2003 (Registration No. 333-104622).

(4)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1997 (SEC File No. 0-22187).

(5)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1998 (SEC File No. 0-22187).

(6)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 0-22187).

(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 0-22187).

(8)	[Reserved].

(9)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-22187).

(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 0-22187).

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-22187).

(12)	Incorporated by reference to Registrant’s Form 8-K dated May 22, 2002 (SEC File No. 0-22187).

(13)	[Reserved].

(14)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 0-22187).

(15)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 0-22187).

(16)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 0-22187).

(17)	Incorporated by reference to Registrant’s Form 8-K filed on March 4, 2005 (SEC File No. 0-22187).

(18)	Incorporated by reference to Registrant’s Form 8-K filed on April 26, 2005 (SEC File No. 0-22187).

(19)	Incorporated by reference to Registrant’s Form 8-K filed on November 4, 2005 (SEC File No. 0-22187).

(20)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 0-22187).

(21)	Incorporated by reference to Registrant’s Form 8-K filed on March 7, 2005 (SEC File No. 0-22187).

(22)	Incorporated by reference to Registrant’s Form 8-K filed on February 21, 2006 (SEC File No. 0-22187).

(23)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (SEC File No. 0-22187).

(24)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006 (SEC File No. 0-22187).

(25)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 0-22187).

(26)	Incorporated by reference to Registrant’s Form 8-K filed on January 29, 2006 (SEC File No. 0-22187).

*	Management contracts or compensatory plans or arrangements.

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