Form 10-Q
period 2007-03-31
RENAISSANCE LEARNING INC
filed 2007-05-08
CIK 1030484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 30, 2007
Common Stock, $0.01 par value	29,054,424

RENAISSANCE LEARNING, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
-Index-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2007	2006
	(In Thousands, Except Share and Per
	Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$22,123	$25,978
Investment securities	2,005	2,500
Accounts receivable, less allowances of $1,068 and $1,133, respectively	11,387	10,528
Inventories	5,395	4,108
Prepaid expenses	1,880	1,895
Income taxes receivable	3,316	4,104
Deferred tax asset	3,596	3,596
Other current assets	140	97

Total current assets	49,842	52,806
Investment securities	6,592	1,625
Property, plant and equipment, net	11,541	11,811
Goodwill	46,977	46,973
Other intangibles, net	5,975	6,124
Capitalized software, net	608	727
Other non-current assets	167	457

Total assets	$121,702	$120,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,905	$2,782
Deferred revenue	23,731	23,751
Payroll and employee benefits	4,092	4,750
Other current liabilities	3,663	3,429

Total current liabilities	35,391	34,712
Deferred revenue	1,357	885
Deferred compensation and other employee benefits	1,693	1,665
Deferred tax liability	875	878
Income taxes payable	3,083	2,812

Total liabilities	42,399	40,952
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at March 31, 2007 and December 31, 2006	347	347
Additional paid-in capital	55,431	55,542
Retained earnings	123,884	124,290
Treasury stock, at cost: 5,709,162 shares at March 31, 2007 5,733,130 shares at December 31, 2006	(98,793)	(99,265)
Unearned restricted stock compensation	(1,651)	(1,417)
Accumulated other comprehensive income	85	74

Total shareholders’ equity	79,303	79,571

Total liabilities and shareholders’ equity	$121,702	$120,523

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months
	Ended March 31,
	2007	2006
	(In Thousands, Except Per Share Amounts)
Net sales:
Products	$21,701	$25,323
Services	4,987	5,794

Total net sales	26,688	31,117

Cost of sales:
Products	3,703	4,328
Services	2,867	2,806

Total cost of sales	6,570	7,134

Gross profit	20,118	23,983
Operating expenses:
Product development	5,065	4,182
Selling and marketing	9,406	9,356
General and administrative	3,842	5,205

Total operating expenses	18,313	18,743

Operating income	1,805	5,240
Other income, net	302	282

Income before taxes	2,107	5,522
Income taxes	790	2,043

Net Income	$1,317	$3,479

Earnings per share:
Basic	$0.05	$0.12
Diluted	$0.05	$0.12

Cash dividends declared per share	$0.05	$0.05
See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,317	$3,479
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	957	895
Amortization of investment discounts/premiums	2	58
Share-based compensation expense	330	158
Deferred income taxes	(3)	154
Loss on sale of property	5	—
Excess tax benefits from share based payment arrangements	—	(393)
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(859)	(402)
Inventories	(1,287)	683
Prepaid expenses	36	(65)
Income taxes	788	(414)
Accounts payable and other liabilities	620	1,857
Deferred revenue	452	(2,629)
Other current assets	(43)	120
Other	268	(66)

Net cash provided by operating activities	2,583	3,435

Cash flows from investing activities:
Purchase of property, plant and equipment	(416)	(553)
Purchase of investment securities	(5,867)	(222)
Maturities/sales of investment securities	1,500	4,180

Net cash (used) provided by investing activities	(4,783)	3,405

Cash flows from financing activities:
Proceeds from exercise of stock options	—	16
Payment for cancellation of stock options	—	(993)
Excess tax benefits from share based payment arrangements	—	393
Dividends paid	(1,451)	(1,505)
Purchase of treasury stock	(204)	(5,934)

Net cash used by financing activities	(1,655)	(8,023)

Net decrease in cash and cash equivalents	(3,855)	(1,183)
Cash and cash equivalents, beginning of period	25,978	7,083

Cash and cash equivalents, end of period	$22,123	$5,900

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Consolidation
     The condensed consolidated financial statements include the financial results of Renaissance Learning, Inc. and our subsidiaries.
2. Basis of Presentation
     The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. Certain prior year amounts have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”), which is on file with the U.S. Securities and Exchange Commission (the “SEC”).
     The results of operations for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.
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
     The weighted average shares outstanding are as follows:

	Three Months Ended
	March 31,
	2007	2006
Basic weighted average shares outstanding	28,858,799	30,144,940
Dilutive effect of outstanding stock options	6,004	20,995
Dilutive effect of restricted shares	16,473	60

Diluted weighted average shares outstanding	28,881,276	30,165,995

     For the three months ended March 31, 2007 and 2006, there were 830,108 and 892,000 shares, respectively, attributable to outstanding stock options excluded from the calculation of diluted earnings per share because their effect was antidilutive. These options could be dilutive in the future.
4. Comprehensive Income
     Total comprehensive income was $1.3 million and $3.5 million in the first quarter of 2007 and 2006, respectively. Our comprehensive income includes net income and foreign currency translation adjustments.
5. Goodwill and Other Intangible Assets
     In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized and we are required to assess goodwill at least annually for impairment by applying a fair-value-based test. Other intangibles consist of customer relationships and tradename, which were acquired in connection with the purchase of AlphaSmart, Inc. (“AlphaSmart”). The tradename has an indeterminate life and therefore is not amortized. The customer relationships intangible is amortized over its useful life of ten years, on the declining balance method.

     For the three months ended March 31, 2007 and 2006, we recognized amortization expense of $149,000 and $182,000, respectively. Other intangibles consisted of the following (in thousands):

	March 31, 2007			December 31, 2006
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Tradename	$3,000	$—	$3,000	$3,000	$—	$3,000
Customer relationships	4,150	1,175	2,975	4,150	1,026	3,124

	$7,150	$1,175	$5,975	$7,150	$1,026	$6,124

6. Share Based Compensation
     Options to purchase 5,291 shares of our common stock were granted in the first quarter of 2007 and no options to purchase shares of our common stock were granted in the first quarter of 2006. The exercise prices for all options are equal to the fair market value of our common stock on the date the options were granted. Net income for the three months ended March 31, 2007 and 2006 includes an after tax charge for outstanding stock option grants of approximately $24,000 and $3,000, respectively.
     During the three months ended March 31, 2007 and 2006, we granted 43,700 and 11,256 shares of restricted stock, respectively. For employees, restricted stock awards generally vest over a period of four years and for directors, upon termination of the individual’s tenure on our board. Restricted stock awards made to our directors are expensed when granted, awards to employees are expensed ratably over the vesting period. We value restricted stock awards at the closing market price of our common stock on the date of grant.
     As of March 31, 2007, the total unearned compensation related to share-based compensation awards, net of estimated forfeitures was $1.6 million, which will be amortized as expense over the weighted average remaining period of 3.25 years.
     A summary of restricted stock activity for the three months ended March 31, 2007 is as follows:

			Weighted Average	Aggregate
	Shares		Value Per Share	Intrinsic Value
	(In Thousands, except per share amount)
Balance at January 1, 2007	132		$15.31	$2,337
Granted	43		14.21
Vested	—	*	15.24
Forfeitures	(6)		14.91

Balance at March 31, 2007	169		$15.04	$2,224

*	Rounds to less than 1,000 shares.
7. Dividends
     On April 18, 2007, our Board of Directors declared a quarterly cash dividend of $.05 per share, payable June 1, 2007 to shareholders of record as of May 11, 2007.

8. Income Taxes
     Effective January 1, 2007, we adopted Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. This interpretation provides specific guidance on how enterprises recognize and measure tax benefits associated with uncertain tax positions. As a result of the adoption of FIN 48, we recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
     We file income tax returns with the United States of America (“U.S.A.”), various U.S. states, and foreign jurisdictions. Our most significant jurisdictions are the U.S.A. and the State of Wisconsin. We are no longer subject to examinations by the U.S.A. for years before 2004. For Wisconsin and the remaining jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years before 2001. We are not currently under examination by the Internal Revenue Service. We do have various state tax audits and appeals in process at any given time. We do not anticipate any adjustments that would result in a material change to our financial position or results of operations.
     The total balance of our gross liability for unrecognized income tax benefits as of January 1, 2007 was $4.2 million. Included in this balance is $1.0 million related to enterprises acquired by us, for tax years prior to the acquisition. Because any adjustments to this portion of the liability would be charged to goodwill, such amounts would not affect our effective income tax rate, but could impact cash payments in future periods.
     We classify accrued interest and penalties related to unrecognized tax benefits as income tax expense in our consolidated statements of income. Included in our liability for uncertain income tax positions is $1.2 million of accrued interest and penalties.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     Our results of operations can be affected by many factors including the general economic environment, state and federal budgetary decisions and the length and complexity of the sales cycle for school districts. National trends, federal legislation, Department of Education administrative policies and the way the foregoing align with our products and services can impact our business.
     Our strategy to transition to a subscription-based software sales model can significantly impact reported results. We believe that a business model based on subscription-based software offers long-term advantages over traditional perpetual licensing, including: (i) improved product utilization leading to higher levels of customer satisfaction, (ii) product adoption by more schools, (iii) more lifetime revenue per customer and (iv) a more predictable and reliable revenue stream. There are, however, short-term adverse impacts associated with this strategy. An increasing proportion of customer orders attributable to our subscription-based product and service offerings relative to customer orders of non-subscription-based offerings, can result in a substantial portion of a period’s sales being initially deferred and recognized as revenue in future periods over the subscription period. Additionally, our customers who already own our products under perpetual license agreements may delay purchases of content and expansions while they are contemplating a transition to our newer subscription-based enterprise versions of our products. We believe that these factors influenced our results of operations in the first quarter of 2007.
     Restructuring costs recorded in the first quarter 2007 of $0.5 million, or $0.01 per share (after tax), were primarily related to a partial reorganization of our product development resources which resulted in a reduction in staff and assets related to the laptop line. Operating expenses for the first quarter 2006 included a restructuring charge of $1.9 million, or $0.04 per share (after tax), which was primarily comprised of separation expenses for former executives.
     The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended March 31,
	2007		2006		Change
	(Dollars In Thousands)
Net Sales:
Products	$21,701	81.3%	$25,323	81.4%	$(3,622)	-14.3%
Services	4,987	18.7%	5,794	18.6%	(807)	-13.9%

Total net sales	26,688	100.0%	31,117	100.0%	(4,429)	-14.2%

Cost of sales:
Products	3,703	17.1%	4,328	17.1%	(625)	-14.4%
Services	2,867	57.5%	2,806	48.4%	61	2.2%

Total cost of sales	6,570	24.6%	7,134	22.9%	(564)	-7.9%

Gross profit:
Products	17,998	82.9%	20,995	82.9%	(2,997)	-14.3%
Services	2,120	42.5%	2,988	51.6%	(868)	-29.0%

Total gross profit	20,118	75.4%	23,983	77.1%	(3,865)	-16.1%

Operating expenses:
Product development	5,065	19.0%	4,182	13.4%	883	21.1%
Selling and marketing	9,406	35.2%	9,356	30.0%	50	0.5%
General and administrative	3,842	14.4%	5,205	16.7%	(1,363)	-26.2%

Total operating expenses	18,313	68.6%	18,743	60.1%	(430)	-2.3%

Operating income	1,805	6.8%	5,240	16.8%	(3,435)	-65.6%
Other, net	302	1.1%	282	0.9%	20	7.1%

Income before taxes	2,107	7.9%	5,522	17.7%	(3,415)	-61.8%
Income taxes	790	3.0%	2,043	6.6%	(1,253)	-61.3%

Net Income	$1,317	4.9%	$3,479	11.2%	$(2,162)	-62.1%

Three Months Ended March 31, 2007 and 2006
     Net Sales. Our net sales decreased by $4.4 million, or 14.2%, to $26.7 million in the first quarter of 2007 from $31.1 million in the first quarter of 2006. Deferred revenue increased by $0.5 million in the first quarter of 2007 versus a $2.6 million decline in the prior year’s first quarter. Product revenues decreased by $3.6 million, or 14.3%, to $21.7 million in the first quarter of 2007 from $25.3 million in the first quarter of 2006. The product revenue decrease is attributable to order declines across most product lines*, as well as the increase in deferred revenue this year as compared to the decrease in the first quarter last year.
     Service revenue decreased by $0.8 million, or 13.9%, to $5.0 million in the first quarter of 2007 from $5.8 million in the first quarter of 2006. Service revenues decreased because we did not hold a national conference in 2007. Lower revenue related to the national conference was partially offset by improved revenues from our other service offerings in 2007.
     Cost of Sales. The cost of sales of products decreased by $0.6 million, or 14.4%, to $3.7 million in the first quarter of 2007 from $4.3 million in the first quarter of 2006. As a percentage of product sales, the cost of sales of products was the same for the first quarter of 2007 and 2006 at 17.1%.
     The cost of sales of services increased by $0.1 million, or 2.2%, to $2.9 million in the first quarter of 2007 from $2.8 million in the first quarter of 2006. As a percentage of sales of services, the cost of sales of services increased to 57.5% in the first quarter of 2007 from 48.4% in the first quarter of 2006. The increase was primarily due to personnel and infrastructure investments made for some of our remote and technical services and to reduced pricing of our onsite consecutive day training events.
     Product Development. Product development expenses increased by $0.9 million, or 21.1%, to $5.1 million in the first quarter of 2007 from $4.2 million in the first quarter of 2006. As a percentage of net sales, product development costs increased to 19.0% in the first quarter of 2007 from 13.4% in the first quarter of 2006. Product development expenses were up due to increases in personnel expenses and a one-time restructuring cost of approximately $0.5 million, primarily related to a partial reorganization of our product development resources which resulted in a reduction in staff and assets related to the laptop line.
     Selling and Marketing. Selling and marketing expenses were unchanged at $9.4 million in the first quarter of 2007 and 2006. As a percentage of net sales, selling and marketing expenses increased to 35.2% in the first quarter of 2007 from 30.0% in the first quarter of 2006. Increases in selling expenses, due to the sales force expansion, were offset by reduced advertising and direct mail expenses as a result of a more focused direct marketing approach.
     General and Administrative. General and administrative expenses were $3.8 million for the first quarter of 2007, compared to $5.2 million in the first quarter of 2006. As a percentage of net sales, general and administrative expenses decreased to 14.4% in the first quarter of 2007 from 16.7% in the first quarter of 2006. General and administrative expenses decreased primarily due to executive separation expenses recorded in the first quarter of last year partially offset by increased shared-based compensation expense in 2007.
     Operating Income. Operating income was $1.8 million, or 6.8% of net sales in the first quarter of 2007 compared to $5.2 million, or 16.8% of net sales in the first quarter of 2006.
     Income Tax Expense. Income tax expense of $0.8 million was recorded in the first quarter of 2007 at an effective income tax rate of 37.5% of pre-tax income, compared to $2.0 million, or 37.0% of pre-tax income in the first quarter of 2006.

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

Liquidity and Capital Resources
     As of March 31, 2007, our cash, cash equivalents and investment securities were $30.7 million, up $0.6 million from the December 31, 2006 total of $30.1 million. The increase was primarily due to the operating cash flow of $2.6 million, partially offset by $1.5 million in dividend payments and approximately $0.2 million used to repurchase shares of stock in the quarter. We continue to maintain a strong cash position, which we believe, when coupled with cash flow from operations, will be sufficient to meet both our short-term and long-term working capital requirements.
     At March 31, 2007, we had a $15.0 million unsecured revolving line of credit with a bank which is available until May 31, 2008. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2008. The line of credit bears interest based on the prime rate less 1.0%. As of March 31, 2007, the lines of credit had not been used.
     Our Board of Directors has approved a stock repurchase program under which we may purchase up to an aggregate total of 8 million shares. During the quarter ended March 31, 2007, we repurchased approximately 13,000 shares at a cost of $0.2 million. As of March 31, 2007, the cumulative number of shares repurchased under this program was 7.6 million at an aggregate cost of $133.6 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares under this program.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of March 31, 2007, we did not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that would have a material effect on our financial results.
     Operating Leases. We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. We utilize operating leases for some of our facilities to gain flexibility and limit our exposure to many of the risks of owning commercial property, particularly with regard to international operations. These agreements have terms of one to seven years and cannot be terminated by either the lessor or us for reasons other than breach of the lease agreement. We do not anticipate early termination of any significant facility leases.
     Purchase Obligations. We enter into commitments with certain suppliers to purchase components for our hardware products, such as AlphaSmart computing devices, AccelScan scanners and the 2Know! Classroom Response System. The majority of these obligations will be settled within one year.
     As of March 31, 2007, our approximate contractual obligations for operating leases and purchase obligations were:

Contractual Obligations	Payments due by Period
(In thousands)		Less than			More than
	Total	1 year	1- 3 years	3-5 years	5 years
Operating lease obligations	$6,902	$1,656	$3,854	$1,055	$337
Purchase obligations	4,483	4,467	16	—	—

Total	$11,385	$6,123	$3,870	$1,055	$337

Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no significant changes to our critical accounting policies that were disclosed in our 2006 Annual Report.

Forward-Looking Statements
     In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following “Quantitative and Qualitative Disclosures About Market Risk” may contain certain forward-looking statements relating to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Our actual results may differ materially from those contained in the forward-looking statements herein. Factors which may cause such a difference to occur include: (i) a delay or reduction in school purchases of our products due to state budgetary constraints resulting in a reduction in the funds available to schools and (ii) those factors identified in Item 1A, Risk Factors contained in our 2006 Annual Report, which factors are incorporated herein by reference to such report.
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
     Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of March 31, 2007, our investment securities had a market value of approximately $8.6 million and a carrying value of $8.6 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.
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

Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As of March 31, 2007, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.
     There has been no change in our internal control over financial reporting that has occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in our 2006 Annual Report in response to Item 1A to Part I of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock under our stock repurchase program. The repurchase of up to an additional 3,000,000 shares was authorized by our Board of Directors on February 9, 2005. No time limit was placed on the duration of the stock repurchase program, nor is there any dollar limit on the program. Repurchased shares become treasury shares and will be used for stock-based employee benefit plans, acquisitions and for other general corporate purposes.
     The following table shows information relating to the repurchase of shares of our common stock during the three months ended March 31, 2007:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
January 1-31, 2007	0	$0.00	0	389,311

February 1-28, 2007	13,395	15.22	13,395	375,916

March 1-31, 2007	0	0.00	0	375,916

Total	13,395	$15.22	13,395

Item 6. Exhibits
Exhibits.

Exhibit No.	Description
10.1	Fifth Amendment to Credit Agreement dated as of December 1, 2006 by and between Wells Fargo Bank, National Association and Registrant

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC. (Registrant)

May 8, 2007	/s/ Terrance D. Paul

Date	Terrance D. Paul
Chief Executive Officer and a Director (Principal Executive Officer)

May 8, 2007	/s/ Mary T. Minch

Date	Mary T. Minch
Senior Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description
10.1	Fifth Amendment to Credit Agreement dated as of December 1, 2006 by and between Wells Fargo Bank, National Association and Registrant

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch