Form 10-K/A
period 2006-12-31
RENAISSANCE LEARNING INC
filed 2007-08-09
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-22187
RENAISSANCE LEARNING, INC.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1559474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2911 Peach Street
P.O. Box 8036
Wisconsin Rapids, Wisconsin	54495-8036
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (715) 424-3636
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	The NASDAQ Global Select Market
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

Explanatory Note
     Renaissance Learning, Inc. (the “Company”) is filing this Amendment No. 2 (“Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) to reflect the restatement of the Company’s consolidated balance sheet as of December 31, 2006, the consolidated statements of cash flows for the fiscal years ended December 31, 2006, 2005 and 2004 as discussed in Note 19 “Restatement of Financial Statements” of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Amendment No. 2. The restatement did not impact the Company’s net sales, operating income, net income, earnings per share, cash provided by continuing operating activities, total current assets, total assets or shareholders’ equity.
     In preparing the Company’s unaudited condensed consolidated financial statements for the second quarter of fiscal 2007, the Company’s management and the Audit Committee of the Board of Directors concluded that a change related to the classification of certain short-term assets on the Company’s balance sheet was appropriate. Specifically, management, the Audit Committee and the Board of Directors determined that previously issued financial statements should have presented investments held in auction-rate securities (“ARS”) in current assets as investment securities, rather than in current assets as cash equivalents, as previously reported. ARS are highly liquid investments with interest rates that are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. The underlying securities have long-term maturities. At each auction date, holders may elect to reset the interest rate on these securities at the rate determined by a market auction or to redeem the securities. At the balance sheet date, there is the potential, however remote, for a failed auction in which the Company would be unable to immediately liquidate its position in these securities. None of the dutch auctions actually failed subsequent to the balance sheet dates; however, these investments are still being classified as current investments, rather than cash equivalents on the dates impacted. The Company did not own any ARS as of December 31, 2005, accordingly, the balance sheet as of December 31, 2005 did not require restatement.
     Except for Items 7A, 8 and 9A of Part II and Item 15 of Part IV, no other information included in the Form 10-K is being amended. The remaining items contained within this Amendment No. 2 consist of all other Items originally contained in the Form 10-K and are included for the convenience of the reader. This Amendment No. 2 does not reflect events occurring after the date of the Form 10-K or modify or update those disclosures affected by subsequent events.
     As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Amendment No. 2 (but otherwise identical to their prior certifications) and are also furnishing, but not filing, Rule 13a-14(b) certifications in connection with this Amendment No. 2 (but otherwise identical to their prior certifications).

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
     Our flagship product, Accelerated Reader, is software that provides information for motivating and monitoring increased literature-based reading practice and support for instruction. We believe that Accelerated Reader and our other products have achieved their significant market positions as a result of demonstrated effectiveness in assisting educators accelerate learning and improve test scores by—facilitating increased student practice of essential skills, increasing the quality, quantity, and timeliness of performance data available to educators, helping educators motivate students and providing student access to low cost computing solutions. Our products help educators manage student practice of curriculum, provide targeted instruction, keep students engaged and measure student progress in order to accelerate student learning.
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
Software, Laptop Computing Solutions and Other Educational Products
     Accelerated Reader is software for motivating and monitoring increased literature-based reading practice and for providing educators with student progress information to support and target instruction. A student selects a book at an appropriate reading level from a list of books for which the school has an Accelerated Reader quiz, reads the book, and then takes a multiple-choice quiz on a computer. For each book read, Accelerated Reader tracks the amount of reading practice achieved by calculating points based on the length and difficulty of the book and the student’s performance on the quiz. The information generated from this process—titles read, percent of comprehension and amount of reading completed—creates a database of student reading achievement from which reports are generated that help educators monitor the amount and quality of reading practice for each individual student and thereby effectively target their instruction of comprehension, vocabulary and fluency. We currently have computerized book quizzes for Accelerated Reader on over 110,000 titles. Accelerated Reader supports recorded-voice versions of quizzes on literature books for emergent readers, quizzes for assessing reading instruction assignments from reading textbooks, Literacy Skills quizzes which allow educators to assess students’ proficiency on specific skills found in state and district language arts standards, and includes built-in Spanish-English capabilities.
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
     The following table shows information relating to the repurchase of shares of our common stock during the three months ended December 31, 2006:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
October 1-31	54,341	$14.86	54,341	538,722

November 1-30	47,277	16.88	47,277	491,445

December 1-31	102,134	17.51	102,134	389,311

Total	203,752	$16.66	203,752

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

Years Ended December 31, 2006 and 2005
     Net Sales. Our net sales decreased by $4.8 million or 4.1%, to $111.5 million in 2006 from $116.3 million in 2005. Revenues, excluding AlphaSmart laptops in both periods, declined by $12.2 million or 12.0 % for the full year. A significant portion of this decline was related to our customers transitioning their purchases to more subscription-based products and services, particularly Accelerated Reader, as compared to last year. Revenues from subscription-based products are initially deferred and then recognized ratably over the subscription period, generally one year, while the majority of revenues from non-subscription-based sales are recognized immediately upon delivery. During 2006, deferred revenue increased by $5.7 million as compared to an increase of $1.8 million in 2005. We believe that revenue excluding the impact of laptops is a useful metric for investors because it provides a basis upon which to compare the performance of our business, as it existed prior to the June 27, 2005 AlphaSmart acquisition, to earlier periods.

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
     As of December 31, 2006, our approximate contractual obligations for operating leases and purchase obligations (by period due) were as follows:

Contractual Obligations		Payments Due by Period
		Less than			More than
(In Thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$7,108	$1,969	$3,700	$653	$786
Purchase obligations	5,170	5,151	19	—	—

Total	$12,278	$7,120	$3,719	$653	$786

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
     Revenue Recognition. We recognize revenue from our software products in accordance with Statement of Position No. 97-2 “Software Revenue Recognition” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Under this accounting standard, revenue is recognized when the following have occurred: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred or a service has been performed, pricing is fixed and determinable, and collectibility is probable. Revenue is recognized as follows: (i) at the time of shipment to customers for perpetually licensed off-the-shelf software products and related telephone support with a duration of 12 months or less sold with the product, (ii) on the percentage-of- completion basis for software products which require significant customization or modification, (iii) as seminars are performed for training, (iv) straight-line over the term of the support agreement for other software support agreements, (v) as the service is performed or on a straight-line basis over the contractual period for technical and consulting services, and (vi) straight-line over the subscription period for subscription based products. Accordingly, management is required to make judgments as to whether pricing is fixed and determinable, whether collectibility is reasonably assured and what the percentage of completion is as of the financial reporting date.
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
     Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds, and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan (see Note 11 of our Notes to Consolidated Financial Statements). As of December 31, 2006, our investment securities had a market value of approximately $24.1 million and a carrying value of $24.2 million. Due to the type and duration of our investments we do not expect to realize any material gains or losses related to market risk.

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
As described in Note 19 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2006 and the consolidated statements of cash flows for each of the three years in the period ended December 31, 2006 have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 23, 2007
(August 7, 2007 as to the effects of the restatement in Note 19)

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

	As Restated,
	See Note 19
	2006	2005
	(In Thousands, Except Share and
	Per Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,953	$7,083
Investment securities	22,525	23,363
Accounts receivable, less allowance of $1,133 and $1,340, respectively	10,528	11,393
Inventories	4,108	4,138
Prepaid expenses	1,896	1,722
Income taxes receivable	1,291	—
Deferred tax asset	3,596	3,693
Other current assets	97	390

Total current assets	49,994	51,782
Investment securities	1,625	4,132
Property, plant and equipment, net	11,811	11,475
Deferred tax asset	—	738
Goodwill	46,973	45,906
Other intangibles, net	6,124	6,787
Capitalized software, net	727	420
Other receivables	—	5,909
Other non-current assets	457	1,233

Total assets	$117,711	$128,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,782	$3,280
Deferred revenue	23,751	18,255
Payroll and employee benefits	4,750	4,156
Income taxes payable	—	313
Other current liabilities	3,429	4,239

Total current liabilities	34,712	30,243
Deferred revenue	885	670
Deferred compensation and other employee benefits	1,665	1,603
Deferred tax liability	878	—

Total liabilities	38,140	32,516
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at December 31, 2006 and 2005	347	347
Additional paid-in capital	55,542	56,522
Retained earnings	124,290	118,233
Treasury stock, at cost: 5,733,130 shares at December 31, 2006; 4,387,594 shares at December 31, 2005	(99,265)	(78,845)
Unearned restricted stock compensation	(1,417)	(438)
Accumulated other comprehensive income	74	47

Total shareholders’ equity	79,571	95,866

Total liabilities and shareholders’ equity	$117,711	$128,382

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

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

					Unearned		Accumulated
	Common	Additional			Restricted	Other	Total
	Stock	Paid-in	Retained	Treasury	Stock	Comprehensive	Shareholders’
	Amount (1)	Capital	Earnings	Stock	Compensation	Income (Loss)	Equity
	(In Thousands)
Balance, December 31, 2003	$347	$54,167	$148,596	$(69,838)	$—	$58	$133,330
Net income	—	—	22,702	—	—	—	22,702
Foreign currency translation	—	—	—	—	—	46	46

Comprehensive income							22,748
Dividends ($2.31 per share)	—	—	(71,609)	—	—	—	(71,609)
Stock repurchased for treasury	—	—	—	(5,539)	—	—	(5,539)
Exercise of stock options	—	(833)	—	5,164	—	—	4,331
Tax benefit on stock options	—	1,156	—	—	—	—	1,156

Balance, December 31, 2004	347	54,490	99,689	(70,213)	—	104	84,417

Net income	—	—	24,751	—	—	—	24,751
Foreign currency translation	—	—	—	—	—	(57)	(57)

Comprehensive income							24,694
Dividends ($.20 per share)	—	—	(6,207)	—	—	—	(6,207)
Stock repurchased for treasury	—	—	—	(32,374)	—	—	(32,374)
Treasury shares issued for purchase of AlphaSmart	—	2,171	—	20,895	—	—	23,066
Exercise of stock options	—	(350)	—	2,455	—	—	2,105
Tax benefit on stock options	—	112	—	—	—	—	112
Restricted stock grants	—	99	—	392	(491)	—	—
Shared-based compensation	—	—	—	—	53	—	53

Balance, December 31, 2005	347	56,522	118,233	(78,845)	(438)	47	95,866

Net income	—	—	11,993	—	—	—	11,993
Foreign currency translation	—	—	—	—	—	27	27

Comprehensive income							12,020
Dividends ($.20 per share)	—	—	(5,936)	—	—	—	(5,936)
Stock repurchased for treasury	—	—	—	(22,474)	—	—	(22,474)
Exercise of stock options	—	(2)	—	18	—	—	16
Payment for cancellation of stock options		(1,001)	—	—	—	—	(1,001)
Share-based compensation	—	86	—	—	601	—	687
Tax benefit on stock options	—	393	—	—	—	—	393
Restricted stock grants	—	(456)	—	2,036	(1,580)	—	—

Balance, December 31, 2006	$347	$55,542	$124,290	$(99,265)	$(1,417)	$74	$79,571

(1)	Common Stock, $0.01 par value, 150,000,000 shares authorized.
The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	As Restated, See Note 19
	2006	2005	2004
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$11,993	$24,751	$22,702
(Income) loss from discontinued operations	—	(584)	2,859

Income from continuing operations	11,993	24,167	25,561
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	3,541	3,179	3,315
Amortization of investment discounts/premiums	163	396	696
Share-based compensation expense	687	53	—
Deferred income taxes	2,719	1,437	118
Excess tax benefits from share based payment arrangements	(393)	(112)	(1,156)
Gain on sale of property	(4)	(1,798)	9
Change in assets and liabilities, excluding the effects of acquisitions and divestitures
Accounts receivable	938	1,903	4,090
Inventories	(334)	568	(94)
Prepaid expenses	(291)	(369)	107
Income taxes	(975)	(937)	(214)
Accounts payable and other liabilities	(1,405)	(483)	650
Deferred revenue	5,711	1,821	6,034
Other current assets	293	1,460	437
Other	(375)	128	(33)

Cash provided by continuing operating activities	22,268	31,413	39,520
Cash used by discontinued operations	—	(116)	(3,437)

Net cash provided by operating activities	22,268	31,297	36,083

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,819)	(2,419)	(1,046)
Purchase of investment securities	(20,040)	(36,866)	(83,289)
Maturities/sales of investment securities	23,220	71,481	101,730
Capitalized software development costs	(689)	(279)	(563)
Proceeds from mortgage note	5,909	—	—
Net proceeds from sale of property	23	3,166	1
Net proceeds from sale of subsidiary	—	75	—
Acquisitions of business, net of cash acquired	—	(33,970)	—

Cash provided (used) by investing activities	5,604	1,188	16,833
Cash used by discontinued operations	—	—	(365)

Net cash provided (used) by investing activities	5,604	1,188	16,468

Cash flows from financing activities:
Return of capital to minority interest	—	(98)	(54)
Proceeds from exercise of stock options	16	2,105	4,331
Payment for cancellation of stock options	(1,001)	—	—
Excess tax benefits from share based payment arrangements	393	112	1,156
Dividends paid	(5,936)	(6,207)	(71,609)
Purchase of treasury stock	(22,474)	(32,374)	(5,539)

Net cash used by financing activities	(29,002)	(36,462)	(71,715)

Net (decrease) in cash and cash equivalents	(1,130)	(3,977)	(19,164)
Cash and cash equivalents, beginning of period	7,083	11,060	30,224

Cash and cash equivalents, end of period	$5,953	$7,083	$11,060

Supplemental cash flow information
Cash paid during the year for - Income taxes (net of refunds)	$5,281	$11,121	$13,054
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
     (d) Cash and cash equivalents
     Cash amounts on deposit at banks and highly liquid debt instruments purchased with an original maturity date of three months or less are included in cash and cash equivalents. Cash and cash equivalents consisted solely of cash and time deposits at December 31, 2006 and 2005.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     (e) Investment securities
     We classify our investment securities as “held-to-maturity”, “available for sale” or “trading” in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115).
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
     Auction rate securities are classified as available for sale. Auction rate securities are highly liquid investments with interest rates that are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. The underlying securities have long-term maturities. The Company’s auction rate securities are stated at cost which approximates fair market value and therefore there were no unrealized gains or losses related to these securities included in accumulated other comprehensive income (loss).
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
     Investment securities consisted of the following at December 31:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Thousands)
Current:
Corporate bonds	$—	$—	$3,000	$2,976
Auction rate securities	20,025	$20,025	—	—
Municipal bonds due in less than 1 year	2,500	2,496	20,363	20,270

Current investment securities	22,525	22,521	23,363	23,246

Debt securities due in 1 to 2 years:
Municipal bonds	—	—	2,529	2,513
Equity securities:
Mutual fund investments	1,625	1,626	1,603	1,603

Non-current investment securities	1,625	1,626	4,132	4,116

Total investment securities	$24,150	$24,147	$27,495	$27,362

     (f) Inventories
     Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Inventories primarily consist of purchased materials which include laptop computing devices, optical-mark card scanners, interactive response systems, educational products, training materials, manuals, and motivational items.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
     No stock-based employee compensation expense related to stock options or our stock purchase plans was reflected in net income prior to January 1, 2006. SFAS 123R requires us to report the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow. Restricted shares or restricted stock units are granted to certain employees and our directors. For employees, restricted stock awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board. Restricted stock awards to employees are expensed over the vesting period, those made to our non-employee directors are expensed when granted.
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

(In Thousands, Except Per Share Amounts)	2005	2004
Net Income, as reported	$24,751	$22,702
Add: share based compensation included in reported net income, net of tax	33	—
Deduct: total share-based compensation expense determined under fair-value based method for all awards, net of tax	2,518	1,681
Pro forma net income	$22,266	$21,021

Basic earnings per share:
As reported	$0.80	$0.73
Pro forma	0.72	0.68
Diluted earnings per share:
As reported	$0.80	$0.73
Pro forma	0.72	0.67
The per share weighted average fair value of options granted under the plan during the year is:	$10.06	$14.08

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
     In April 2005, our Board of Directors approved the acceleration of vesting of the unvested stock options under our 1997 Stock Incentive Plan. This resulted in options to purchase approximately 438,000 shares of our common stock becoming immediately exercisable. All of the unvested stock options for which vesting was accelerated were “underwater,” with exercise prices greater than the closing price of our common stock on the date of acceleration. Vesting of the options was accelerated as part of our plan to transition the equity-based portion of our executive compensation plan from stock options to grants of restricted stock, which we believe will be a more effective performance incentive and retention tool. Also, accelerated vesting of the options produced a more favorable impact on our future results of operations in light of SFAS No. 123R. Early vesting of these options resulted in approximately $1.0 million less future compensation expense that would otherwise have been recognized over the remaining life of the options beginning on January 1, 2006.
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

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
     Other intangibles consisted of the following:

	December 31, 2006			December 31, 2005
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In Thousands)
Tradename	$3,000	—	$3,000	$3,000	—	$3,000
Customer relationships	4,150	$1,026	3,124	4,150	$363	3,787

Other intangibles	$7,150	$1,026	$6,124	$7,150	$363	$6,787

(7)	Income taxes
     The provision for income taxes from continuing operations consisted of:

	2006	2005	2004
	(In Thousands)
Current tax provision:
U.S. federal	$3,783	$9,840	$12,341
State and local	518	1,850	2,497
Foreign	23	84	56

Total current tax provision	4,324	11,774	14,894

Deferred tax provision:
U.S. federal	2,571	1,329	113
State and local	148	108	5

Total deferred tax provision	2,719	1,437	118

Provision for income taxes	$7,043	$13,211	$15,012

     Effective rate reconciliation:

	2006		2005		2004
	(In Thousands)
Income tax provision at statutory tax rate	$6,663	35.0%	$13,083	35.0%	$14,201	35.0%
State and local taxes, net of federal tax benefit	433	2.3%	1,273	3.4%	1,640	4.0%
Federal tax credits and exclusions	(82)	(0.4%)	(327)	(0.8%)	(262)	(0.6%)
Resolution of prior period tax matters	—	0.0%	(779)	(2.1%)	—	0.0%
Other	29	0.1%	(39)	(0.2%)	(567)	(1.4%)

Provision for income taxes	$7,043	37.0%	$13,211	35.3%	$15,012	37.0%

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Deferred tax assets consisted of the following at December 31:

	2006	2005
	(In Thousands)
Current deferred tax assets:
Deferred revenue	$1,062	$854
Expenses not currently deductible	2,534	2,839

Net current deferred tax assets	3,596	3,693

Noncurrent deferred tax assets (liabilities):
Deferred revenue	32	100
Expenses not currently deductible	86	1,676
Depreciation and amortization	388	255
Intangibles	(1,384)	(1,293)

Net noncurrent deferred tax asset (liability)	(878)	738

Total deferred tax assets	$2,718	$4,431

(8)	Lines of credit
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

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     A summary of stock option activity under the plan is as follows:

		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	1,519,820	$22.42	1,625,038	$22.85	1,989,383	$21.82
Granted	9,616	14.86	223,044	20.58	122,067	24.73
Exercised*	(241,149)	13.54	(135,880)	15.49	(285,522)	15.17
Forfeitures	(392,771)	26.47	(192,382)	28.82	(200,890)	24.68

Outstanding at end of year	895,516	22.96	1,519,820	22.42	1,625,038	22.85

Options exercisable at end of year	893,297	$22.98	1,515,381	$22.44	1,074,182	$23.12

*	Includes 240,119 of shares related to payment of $1,000,501 to cancel in-the-money options, primarily of the company’s former chief executive officer
     The following table summarizes information about stock options outstanding at December 31, 2006:

	Outstanding Options			Exercisable Options
		Weighted Average			Weighted Average
Range of	Options	Remaining	Weighted Average	Options	Exercise Price of
Exercise price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable Options

$8.00 to $16.00	67,442	3.10	$12.55	67,442	$12.55
$16.01 to $22.00	434,372	5.10	17.81	432,153	17.82
$22.01 to $29.00	95,927	7.40	24.48	95,927	24.48
$29.01 to $34.00	194,303	4.43	30.65	194,303	30.65
$34.01 to $40.00	102,938	3.93	35.45	102,938	35.45
$40.01 to $52.00	534	4.55	51.49	534	51.49

$8.00 to $51.58	895,516	4.91	$22.96	893,297	$22.98

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

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     A summary of stock repurchase activity is as follows:

		Weighted average	Aggregate annual
	Number of shares	repurchased price	cost of repurchased
	repurchased	per share*	stock*

2006	1,461,216	$15.38	$22,474,628
2005	1,837,231	$18.00	$32,373,719
2004	290,000	$18.19	$5,539,329

*	Includes broker commission
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

	Quarter Ended
	March 31	June 30	September 30	December 31
2006	(In Thousands, Except Per Share Amounts)
Net sales	$31,117	$29,319	$25,167	$25,925
Gross profit	23,983	22,462	18,768	19,849
Operating income	5,240	7,076	2,987	2,499
Income — continuing operations before income taxes	5,522	7,419	3,303	2,792
Income taxes — continuing operations	2,043	2,745	1,222	1,033
Income — continuing operations	3,479	4,674	2,081	1,759
Income — discontinued operations	—	—	—	—
Net income	3,479	4,674	2,081	1,759
Earnings per share:
Basic and diluted:
Continuing operations	0.12	0.16	0.07	0.06
Discontinued operations	—	—	—	—
Net income	0.12	0.16	0.07	0.06
Common stock price per share:
High	19.96	17.21	15.19	18.76
Low	15.98	12.64	10.61	13.71

2005	(In Thousands, Except Per Share Amounts)
Net sales	$27,557	$28,346	$31,389	$28,991
Gross profit	23,608	24,210	23,992	22,887
Operating income	8,876	11,150	7,399	6,459
Income — continuing operations before income taxes	9,332	11,652	7,803	8,591
Income taxes — continuing operations	3,453	4,311	2,887	2,560
Income — continuing operations	5,879	7,341	4,916	6,031
Income — discontinued operations	584	—	—	—
Net income	6,463	7,341	4,916	6,031
Earnings per share:
Basic and diluted:
Continuing operations	0.19	0.24	0.16	0.20
Discontinued operations	0.02	—	—	—
Net income	0.21	0.24	0.16	0.20
Common stock price per share:
High	18.39	20.30	24.16	20.29
Low	15.25	15.67	16.09	13.69
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
     Results of discontinued operations consist of the following:

(In Thousands)	2005	2004
Operating (loss)	$(192)	$(4,538)
Income tax benefit	76	1,679

Loss from operations, net	(116)	(2,859)

(Loss) on disposal	(642)	—
Tax benefit on disposal	1,342	—

Gain on disposal, net	700	—

Gain (loss) from discontinued operations, net	$584	$(2,859)

(18) Subsequent event
     On February 7, 2007 our Board of Directors declared a quarterly cash dividend of $.05 per share.
(19) Restatement of Financial Statements
     In preparing the Company’s unaudited condensed consolidated financial statements for the second quarter of fiscal 2007, the Company’s management and the Audit Committee of the Board of Directors concluded that a change related to the classification of certain short-term assets on the Company’s balance sheet was appropriate. Specifically, management, the Audit Committee and the Board of Directors determined that previously issued financial statements should have presented investments held in auction-rate securities (“ARS”) in current assets as investment securities, rather than in current assets as cash equivalents, as previously reported. ARS are highly liquid investments, with interest rates that are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. The underlying securities have long-term maturities. At each auction date, holders may elect to reset the interest rate on these securities at the rate determined by a market auction or to redeem the securities. At the balance sheet date, there is the potential, however remote, for a failed auction in which the Company would be unable to immediately liquidate its position in these securities. None of the dutch auctions actually failed subsequent to the balance sheet dates; however, these investments are still being classified as current investments, rather than cash equivalents on the dates impacted. The Company did not own any ARS as of December 31, 2005, accordingly, the balance sheet as of December 31, 2005 did not require restatement. The restatement did not impact the Company’s net sales, operating income, net income, earnings per share, cash provided by continuing operating activities, total current assets, total assets or shareholders’ equity.
     Following is a summary of the effects of the restatement on the Company’s consolidated statements of cash flows for the fiscal years ended December 31, 2006, 2005 and 2004:

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2006		2005		2004
	As previously	As	As previously	As	As previously	As
	reported	Restated	reported	Restated	reported	Restated
Cash flows from investing activities:
Purchase of investment securities	$(517)	$(20,040)	$(6,834)	$(36,866)	$(46,408)	$(83,289)
Maturities/sales of investment securities	23,722	23,220	25,049	71,481	48,949	101,730
Net cash provided by (used) investing activities	25,629	5,604	(15,212)	1,188	568	16,468
Net increase (decrease) in cash & cash equivalents	18,895	(1,130)	(20,377)	(3,977)	(35,064)	(19,164)
Cash and cash equivalents, beginning of period	7,083	7,083	27,460	11,060	62,524	30,224
Cash and cash equivalents, end of period	25,978	5,953	7,083	7,083	27,460	11,060
     Following is a summary of the effects of the restatement on the Company’s consolidated balance sheet as of December 31, 2006. The company did not own any auction rate securities as of December 31, 2005, accordingly, the consolidated balance sheet as of December 31, 2005 did not require restatement.

	December 31, 2006
	As previously
Balance sheet	reported	As Restated
Cash and cash equivalents	$25,978	$5,953
Short-term investments	2,500	22,525

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
     As a result of the restatement discussed in Note 19 to the Notes to the Consolidated Financial Statements, the Company has re-evaluated, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s original conclusions with respect to the effectiveness of disclosure controls and procedures remain appropriate and that the disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2006. In arriving at this conclusion, management considered the facts and circumstances that resulted in the reclassification related to auction rate securities including considerations with respect to its internal control over financial reporting. Management determined that the reclassification was not the result of material weakness within internal control over financial reporting.
     There has been no change in our internal control over financial reporting that has occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006 and during the year then ended.
     Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Renaissance Learning, Inc. and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Renaissance Learning, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 23, 2007 (August 7, 2007 as to the effects of the restatement discussed in Note 19) expressed an unqualified opinion on those financial statements and included explanatory paragraphs related to the company’s adoption of Statement of Financial Accounting Standard No. 123R, Accounting for Stock Based Compensation and the restatement discussed in Note 19.
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

Number of securities
available for future
	Number of Securities to	Weighted-average	issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in first column)
Equity compensation plans approved by security holders	893,297	$22.98	2,740,014	(1)
Equity compensation plans not approved by security holders(2)	N/A	N/A	N/A

Total	893,297	$22.98	2,740,014

(1)	Of the 6,000,000 shares currently authorized for issuance under our 1997 stock incentive plan, 2,500,620 remain available for future issuance. Under our 1998 employee stock purchase plan (ESPP), 239,394 shares remain available for future issuance. We did not offer the ESPP to employees in 2006 and do not intend to offer the plan to the employees in 2007.

(2)	Both of the company’s equity compensation plans have been approved by shareholders.
Item 13. Certain Relationships and Related Transactions
     The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 20076 under the caption “Certain Relationships and Transactions,” which information is incorporated by reference herein.
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

Consolidated Balance Sheets as of December 31, 2006 (Restated) and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006 (Restated), 2005 (Restated) and 2004 (Restated)

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules.

See the Exhibit Index, which is incorporated by reference herein.

(a)(3)	Exhibits.

See (b) below.

(b)	Exhibits.

See the Exhibit Index, which is incorporated by reference herein.

(c)	Financial Statements Excluded from Annual Report to Shareholders.

Not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

RENAISSANCE LEARNING, INC.
By:	/s/ Terrance D. Paul
Terrance D. Paul
Chief Executive Officer and a Director

Date:	August 8, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Terrance D. Paul Terrance D. Paul	Chief Executive Officer (Principal Executive Officer) and a Director	August 8, 2007

/s/ Mary T. Minch Mary T. Minch	Senior Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	August 8, 2007
Directors:   Judith A. Paul, Addison L. Piper, John H. Grunewald, Gordon H. Gunnlaugsson, Harold E. Jordan and Judith A. Ryan

By:	/s/ Mary T. Minch	August 8, 2007
Mary T. Minch
Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

Exhibit Index

Exhibit
Number	Exhibit
2.1	LLC Interest purchase Agreement dated as of February 28, 2005 among Registrant, Generation21 Learning Systems, LLC and John Stearns (pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to the LLC Interest Purchase Agreement have been omitted; a copy of such schedules and exhibits will be supplementally provided to the SEC upon request).(17)

2.2	Agreement and Plan of Merger and Reorganization by and among Registrant, RLI Acquisition Corp., Inc., RLI Acquisition Sub, LLC and AlphaSmart, Inc. dated as of January 24, 2005, as amended on April 20, 2005 (pursuant to Item 601(b)(2) of Regulation S-K, the annex, exhibits and schedules to the Agreement and Plan of Merger and Reorganization have been omitted; a copy of such annex, exhibits and schedules will be supplementally provided to the SEC upon request). (18)

2.3	Purchase Agreement dated as of November 1, 2005 among Renaissance Learning, Inc. and DezCon, LLC (pursuant to Item 601(b)(2) of regulation S-K, the exhibits to the Purchase Agreement have been omitted; a copy of such exhibits will be supplementally provided to the Securities and Exchange Commission upon request). (19)

3.1	Amended and Restated Articles of Incorporation of Registrant, as amended. (10)

3.2	Amended and Restated By-laws of Registrant, as amended. (7)

4.1	Form of Stock Certificate. (2)

10.1	1997 Stock Incentive Plan (as amended and restated). (3)*

10.2	Credit Agreement dated as of December 1, 2003, by and between Wells Fargo Bank, National Association and Registrant. (16)

10.3	First Amendment to Credit Agreement dated as of September 1, 2004 by and between Wells Fargo Bank, National Association and Registrant. (15)

10.4	Second Amendment to Credit Agreement dated as of May 31, 2005 by and between Wells Fargo Bank, National Association and Registrant. (23)

10.5	Third Amendment to Credit Agreement dated as of October 1, 2005 by and between Wells Fargo Bank, National Association and Registrant. (23)

10.6	Fourth Amendment to Credit Agreement dated as of June 30, 2006 by and between Wells Fargo Bank, National Association and Registrant .(24)

10.7	Amended and Restated Employee Stock Purchase Plan. (9)*

10.8	Severance Agreement between Registrant and Michael H. Baum dated June 27, 2003. (13)*

10.9	Severance Agreement between Registrant and John R. Hickey dated February 15, 2006. (22)*

10.10	Incentive Bonus Plan. (13)*

10.11	Transfer Agreement dated as of June 16, 2004 between Registrant and Terrance D. Paul. (14)*

10.12	Assignment and Assumption of Transfer Agreement dated as of June 16, 2004 between Registrant and Terrance D. Paul. (14)*

Exhibit
Number	Exhibit
10.13	Executive Officer Compensation Summary. (25)*

10.14	Offer to Purchase effective as of November 1, 2005 among Registrant and Planning Design Build, Inc. (19)

10.15	Form of Restricted Stock Agreement. (20)*

10.16	Form of Restricted Stock Unit Agreement between Registrant and certain non-employee directors. (24

10.17	Form of Nonstatutory Stock Option Agreement between Registrant and certain employees and consultants. (21)*

10.18	Form of Nonstatutory Stock Option Agreement between Registrant and certain non-employee directors. (21)*

10.19	Form of Non-Employee Director Indemnification Agreement.(26)

14.1	Code of Business Conduct and Ethics. (16)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Directors’ Powers of Attorney.

31.1	Section 302 Certification by Terrance D. Paul, Chief Executive Officer.

31.2	Section 302 Certification by Mary T. Minch, Chief Financial Officer.

32.1	Section 906 Certification by Terrance D. Paul, Chief Executive Officer.

32.2	Section 906 Certification by Mary T. Minch, Chief Financial Officer.

99.1	Schedule II — Valuation and Qualifying Accounts.

(1)	[Reserved].

(2)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 1997 (SEC File No. 0-22187).

(3)	Incorporated by reference to Registrant’s Form S-8 filed on April 18, 2003 (Registration No. 333-104622).

(4)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1997 (SEC File No. 0-22187).

(5)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1998 (SEC File No. 0-22187).

(6)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 0-22187).

(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 0-22187).

(8)	[Reserved].

(9)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-22187).

(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 0-22187).

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2002 (SEC File No. 0-22187).

(12)	Incorporated by reference to Registrant’s Form 8-K dated May 22, 2002 (SEC File No. 0-22187).

(13)	[Reserved].

(14)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 0-22187).

(15)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 0-22187).

(16)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 0-22187).

(17)	Incorporated by reference to Registrant’s Form 8-K filed on March 4, 2005 (SEC File No. 0-22187).

(18)	Incorporated by reference to Registrant’s Form 8-K filed on April 26, 2005 (SEC File No. 0-22187).

(19)	Incorporated by reference to Registrant’s Form 8-K filed on November 4, 2005 (SEC File No. 0-22187).

(20)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2005 (SEC File No. 0-22187).

(21)	Incorporated by reference to Registrant’s Form 8-K filed on March 7, 2005 (SEC File No. 0-22187).

(22)	Incorporated by reference to Registrant’s Form 8-K filed on February 21, 2006 (SEC File No. 0-22187).

(23)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2005 (SEC File No. 0-22187).

(24)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006 (SEC File No. 0-22187).

(25)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2006 (SEC File No. 0-22187).

(26)	Incorporated by reference to Registrant’s Form 8-K filed on January 29, 2006 (SEC File No. 0-22187).

*	Management contracts or compensatory plans or arrangements.

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