Form 10-Q/A
period 2007-03-31
RENAISSANCE LEARNING INC
filed 2007-08-09
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007

Common Stock, $0.01 par value	29,054,424

Explanatory Note
     Renaissance Learning, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (the “Form 10-Q”) to reflect the restatement of the Company’s condensed consolidated balance sheet as of March 31, 2007 and the condensed consolidated statements of cash flows for the quarterly period ended March 31, 2007 as discussed in Note 9 “Restatement of Financial Statements” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1. The restatement did not impact the Company’s net sales, operating income, net income, earnings per share, cash provided by continuing operating activities, total current assets, total assets or shareholders’ equity.
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
     Except for Items 1, 3 and 4 of Part I, no other information included in the Form 10-Q is being amended. The remaining items contained within this Amendment No. 1 consist of all other Items originally contained in the Form 10-Q and are included for the convenience of the reader. This Amendment No. 1 does not reflect events occurring after the date of the Form 10-Q or modify or update those disclosures affected by subsequent events.
     As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Amendment No. 1 (but otherwise identical to their prior certifications) and are also furnishing, but not filing, Rule 13a-14(b) certifications in connection with this Amendment No. 1 (but otherwise identical to their prior certifications).

RENAISSANCE LEARNING, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
-Index-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	As Restated — Note 9
	March 31,	December 31,
	2007	2006
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	11,723	$5,953
Investment securities	12,405	22,525
Accounts receivable, less allowances of $1,068 and $1,133, respectively	11,387	10,528
Inventories	5,395	4,108
Prepaid expenses	1,880	1,896
Income taxes receivable	3,316	1,291
Deferred tax asset	3,596	3,596
Other current assets	140	97

Total current assets	49,842	49,994
Investment securities	6,592	1,625
Property, plant and equipment, net	11,541	11,811
Goodwill	46,977	46,973
Other intangibles, net	5,975	6,124
Capitalized software, net	608	727
Other non-current assets	167	457

Total assets	$121,702	$117,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,905	$2,782
Deferred revenue	23,731	23,751
Payroll and employee benefits	4,092	4,750
Other current liabilities	3,663	3,429

Total current liabilities	35,391	34,712
Deferred revenue	1,357	885
Deferred compensation and other employee benefits	1,693	1,665
Deferred tax liability	875	878
Income taxes payable	3,083	—

Total liabilities	42,399	38,140
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at March 31, 2007 and December 31, 2006	347	347
Additional paid-in capital	55,431	55,542
Retained earnings	123,884	124,290
Treasury stock, at cost: 5,709,162 shares at March 31, 2007 5,733,130 shares at December 31, 2006	(98,793)	(99,265)
Unearned restricted stock compensation	(1,651)	(1,417)
Accumulated other comprehensive income	85	74

Total shareholders’ equity	79,303	79,571

Total liabilities and shareholders’ equity	$121,702	$117,711

See accompanying notes to unaudited condensed consolidated financial statements.

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
See accompanying notes to unaudited condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	As Restated, See
	Note 9
	For the Three Months Ended March 31,
	2007	2006
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,317	$3,479
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	957	895
Amortization of investment discounts/premiums	2	58
Share-based compensation expense	330	158
Deferred income taxes	(3)	154
Loss on sale of property	5	—
Excess tax benefits from share based payment arrangements	—	(393)
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(859)	(402)
Inventories	(1,287)	683
Prepaid expenses	36	(65)
Income taxes	788	(414)
Accounts payable and other liabilities	620	1,857
Deferred revenue	452	(2,629)
Other current assets	(43)	120
Other	268	(66)

Net cash provided by operating activities	2,583	3,435

Cash flows from investing activities:
Purchase of property, plant and equipment	(416)	(553)
Purchase of investment securities	(11,367)	(222)
Maturities/sales of investment securities	16,625	4,180

Net cash (used) provided by investing activities	4,842	3,405

Cash flows from financing activities:
Proceeds from exercise of stock options	—	16
Payment for cancellation of stock options	—	(993)
Excess tax benefits from share based payment arrangements	—	393
Dividends paid	(1,451)	(1,505)
Purchase of treasury stock	(204)	(5,934)

Net cash used by financing activities	(1,655)	(8,023)

Net decrease in cash and cash equivalents	5,770	(1,183)
Cash and cash equivalents, beginning of period	5,953	7,083

Cash and cash equivalents, end of period	$11,723	$5,900

See accompanying notes to unaudited condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     As of March 31, 2007, the total unearned compensation related to share-based compensation awards, net of estimated forfeitures was $1.6 million, which will be amortized as expense over the weighted average remaining period of 3.25 years. Total share-based compensation was $0.3 million for the three months ended March 31, 2007 and $0.2 million for the three months ended March 31, 2006.
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
9. Restatement of Financial Statements
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
     The Company did not own any ARS at the beginning or end of the quarterly period ended March 31, 2006, accordingly, no restatement is required for that quarterly period. Following is a summary of the effects of the restatement on the Company’s statement of cash flows for the quarterly period ended March 31, 2007.

	2007
	As Previously	As
	Reported	Restated
Cash flows from investing activities:
Purchase of investment securities	$(5,867)	$(11,367)
Maturities/sales of investment securities	1,500	16,625
Net cash provided by (used) investing activities	(4,783)	4,842
Net increase (decrease) in cash & cash equivalents	(3,855)	5,770
Cash and cash equivalents, beginning of period	25,978	5,953
Cash and cash equivalents, end of period	22,123	11,723
     Following is a summary of the effects of the restatement on the Company’s consolidated balance sheet as of March 31, 2007.

	31-Mar-07
	As Previously
Balance sheet	Reported	As Restated
Cash and cash equivalents	$22,123	$11,723
Short-term investments	2,005	12,405

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
     Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of March 31, 2007, our investment securities had a market value of approximately $19.0 million and a carrying value of $19.0 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.
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
     As a result of the restatement discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements, the Company has re-evaluated, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s original conclusions with respect to the effectiveness of disclosure controls and procedures remain appropriate and that the disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2007. In arriving at this conclusion, management considered the facts and circumstances that resulted in the reclassification related to auction rate securities including considerations with respect to its internal control over financial reporting. Management determined that the reclassification was not the result of material weakness within internal control over financial reporting.
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
     The following table shows information relating to the repurchase of shares of our common stock during the three months ended March 31, 2007:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet
	of Shares	Average Price	Announced Plans or	Be Purchased Under
Period	Purchased	Paid per Share	Programs	the Plans or rograms
January 1-31, 2007	0	$0.00	0	389,311
February 1-28, 2007	13,395	15.22	13,395	375,916
March 1-31, 2007	0	0.00	0	375,916

Total	13,395	$15.22	13,395

Item 6. Exhibits
Exhibits.

Exhibit No.	Description

10.1	Fifth Amendment to Credit Agreement dated as of December 1, 2006 by and between Wells Fargo Bank, National Association and Registrant

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC. (Registrant)

August 8, 2007 Date	/s/ Terrance D. Paul Terrance D. Paul
Chief Executive Officer and a Director
(Principal Executive Officer)

August 8, 2007 Date	/s/ Mary T. Minch Mary T. Minch
Senior Vice President-Finance, Chief Financial Officer and
Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

10.1	Fifth Amendment to Credit Agreement dated as of December 1, 2006 by and between Wells Fargo Bank, National Association and Registrant

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch