Form 10-Q
period 2007-06-30
RENAISSANCE LEARNING INC
filed 2007-08-09
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 0-22187
RENAISSANCE LEARNING, INC.
(Exact name of Registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation)	39-1559474 (I.R.S. Employer Identification No.)
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
Large accelerated filer  ☐                     Accelerated filer  ☑                     Non-accelerated filer  ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Common Stock, $0.01 par value	29,014,599

RENAISSANCE LEARNING, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

-Index-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2007	2006
	(In Thousands, Except Share and Per
	Share Amounts)

ASSETS
Current assets:
Cash and cash equivalents	$8,005	$5,953
Investment securities	14,536	22,525
Accounts receivable, less allowance of $1,102 and $1,133, respectively	14,404	10,528
Inventories	5,268	4,108
Prepaid expenses	1,638	1,896
Income taxes receivable	2,231	1,291
Deferred tax asset	3,599	3,596
Other current assets	288	97

Total current assets	49,969	49,994
Investment securities	10,303	1,625
Property, plant and equipment, net	11,455	11,811
Deferred tax asset	264	—
Goodwill	47,022	46,973
Other intangibles, net	5,826	6,124
Capitalized software, net	490	727
Other non-current assets	85	457

Total assets	$125,414	$117,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,969	$2,782
Deferred revenue	27,751	23,751
Payroll and employee benefits	5,062	4,750
Other current liabilities	3,457	3,429

Total current liabilities	38,239	34,712
Deferred revenue	1,895	885
Deferred compensation and other employee benefits	1,822	1,665
Deferred tax liability	—	878
Income taxes payable	4,193	—
Other noncurrent liabilities	208	—

Total liabilities	46,357	38,140
Shareholders’ equity:
Common stock, $.01 par value; shares authorized: 150,000,000; issued: 34,736,647 shares at June 30, 2007 and December 31, 2006	347	347
Additional paid-in capital	55,248	55,542
Retained earnings	124,611	124,290
Treasury stock, at cost: 5,766,518 shares at June 30, 2007; 5,733,130 shares at December 31, 2006	(99,393)	(99,265)
Unearned restricted stock compensation	(1,913)	(1,417)
Accumulated other comprehensive income	157	74

Total shareholders’ equity	79,057	79,571

Total liabilities and shareholders’ equity	$125,414	$117,711

See accompanying notes to condensed consolidated financial statements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Amounts)
Net sales:
Products	$22,206	$24,925	$43,908	$50,249
Services	4,971	4,394	9,957	10,188

Total net sales	27,177	29,319	53,865	60,437

Cost of sales:
Products	4,490	4,982	8,193	9,311
Services	2,443	1,875	5,310	4,681

Total cost of sales	6,933	6,857	13,503	13,992

Gross profit	20,244	22,462	40,362	46,445
Operating expenses:
Product development	4,636	4,305	9,702	8,487
Selling and marketing	8,835	7,389	18,240	16,744
General and administrative	3,612	3,692	7,455	8,898

Total operating expenses	17,083	15,386	35,397	34,129

Operating income	3,161	7,076	4,965	12,316
Other income, net	324	343	626	625

Income before taxes	3,485	7,419	5,591	12,941
Income taxes	1,307	2,745	2,096	4,788

Net income	$2,178	$4,674	$3,495	$8,153

Earnings per share:
Basic	$0.08	$0.16	$0.12	$0.27
Diluted	$0.08	$0.16	$0.12	$0.27

Cash dividends declared per share	$0.07	$0.05	$0.12	$0.10
See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$3,495	$8,153
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	1,913	1,791
Amortization of investment discounts/premiums	26	134
Share-based compensation expense	485	223
Deferred income taxes	(1,145)	1,862
Loss on sale of property	32	17
Excess tax benefits from share based payment arrangements	—	(393)
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(3,876)	(1,904)
Inventories	(1,160)	814
Prepaid expenses	311	(142)
Income taxes	2,982	(2,728)
Accounts payable and other liabilities	(345)	(189)
Deferred revenue	5,010	(614)
Other	129	(49)

Net cash provided by operating activities	7,857	6,975

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,591)	(1,373)
Purchase of investment securities	(20,729)	(284)
Maturities/sales of investment securities	20,250	11,359
Net proceeds from sale of property	566	—

Net cash (used) provided by investing activities	(1,504)	9,702

Cash flows from financing activities:
Proceeds from exercise of stock options	8	16
Payment for cancellation of stock options	—	(993)
Excess tax benefits from share based payment arrangements	—	393
Dividends paid	(2,902)	(3,007)
Purchase of treasury stock	(1,407)	(14,933)

Net cash used by financing activities	(4,301)	(18,524)

Net increase (decrease) in cash and cash equivalents	2,052	(1,847)
Cash and cash equivalents, beginning of period	5,953	7,083

Cash and cash equivalents, end of period	$8,005	$5,236

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Consolidation
     The condensed consolidated financial statements include the financial results of Renaissance Learning, Inc. and our subsidiaries.
2. Basis of Presentation
     The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K/A for the year ended December 31, 2006 (“2006 Annual Report”), which is on file with the U.S. Securities and Exchange Commission (the “SEC”).
     The results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.
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
     The weighted average shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	28,809,707	29,830,082	28,834,117	29,986,642
Dilutive effect of outstanding stock options	1,370	6,559	3,530	9,226
Dilutive effect of restricted shares	17,211	564	17,211	564

Diluted weighted average shares outstanding	28,828,288	29,837,205	28,854,858	29,996,432

     For the three months ended June 30, 2007 and 2006, there were 853,143 and 857,091 outstanding stock options, respectively, excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the six months ended June 30, 2007 and 2006, there were 841,303 and 820,984 outstanding stock options, respectively, excluded from the calculation of diluted earnings per share because their effect was antidilutive. These options could be dilutive in the future.
4. Comprehensive Income
     For the quarters ended June 30, 2007 and 2006, comprehensive income was $2.2 million and $4.7 million, respectively. Total comprehensive income was $3.6 million and $8.2 million in the first six months of 2007 and 2006, respectively. Our comprehensive income includes net income and foreign currency translation adjustments.
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

     For the three months ended June 30, 2007 and 2006, we recognized amortization expense of $149,000 and $182,000, respectively. For the six months ended June 30, 2007 and 2006, we recognized amortization expense of $298,000 and $364,000, respectively. Other intangibles consisted of the following (in thousands):

	June 30, 2007			December 31, 2006
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Tradename	$3,000	$—	$3,000	$3,000	$—	$3,000
Customer relationships	4,150	1,324	2,826	4,150	1,026	3,124

	$7,150	$1,324	$5,826	$7,150	$1,026	$6,124

6. Share Based Compensation
     Options to purchase 5,291 shares of our common stock were granted during the six months ended June 30, 2007 and options to purchase 4,100 shares of our common stock were granted in the six months ended June 30, 2006. The exercise prices for all options are equal to the fair market value of our common stock on the date the options were granted.
     We also grant restricted shares or restricted share units to certain employees and our directors. For employees, restricted stock awards generally vest over a period of four years and for directors, upon termination of the individual’s tenure on our board. Restricted stock awards made to our directors are expensed when granted, and awards to employees are expensed ratably over the vesting period. We granted 78,815 shares of restricted stock during the six months ended June 30, 2007, and we granted 67,564 shares of restricted stock in the six months ended June 30, 2006. We value restricted stock awards at the closing market price of our common stock on the date of grant.
     As of June 30, 2007, the total unearned compensation related to share-based compensation awards, net of estimated forfeitures, was $1.8 million, which will be amortized as expense over the weighted average remaining period of 3.2 years. Total share-based compensation was $0.5 million for the six months ended June 30, 2007 and $0.3 million for the six months ended June 30, 2006.
     A summary of restricted stock activity for the six months ended June 30, 2007 is as follows:

		Weighted
		Average	Aggregate
		Value	Intrinsic
	Shares	Per Share	Value
	(In Thousands, except per share amount)
Balance at January 1, 2007	132	$15.31	$2,337
Granted	78	13.34
Vested	(13)	12.33
Forfeitures	(7)	14.79

Balance at June 30, 2007	190	$14.72	$2,498

7. Dividends
     On July 18, 2007, our Board of Directors declared a quarterly cash dividend, increasing it to $0.07 per share, payable September 4, 2007 to shareholders of record as of August 10, 2007.

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
     We file income tax returns with the United States of America (“U.S.”), various U.S. states, and foreign jurisdictions. Our most significant jurisdictions are the U.S. and the State of Wisconsin. We are no longer subject to examinations by the U.S. for years before 2004. For Wisconsin and the remaining jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years before 2001. We are not currently under examination by the Internal Revenue Service. We do have various state tax audits and appeals in process at any given time. We do not anticipate any adjustments that would result in a material change to our financial position or results of operations.
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
9. Subsequent Event
     On July 18, 2007, our Board of Directors declared a special cash dividend of $0.75 per share, payable September 4, 2007 to shareholders of record as of August 10, 2007.

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
     Our strategy to transition to a subscription-based software sales model can significantly impact reported results. We believe that a business model based on subscription-based software offers long-term advantages over traditional perpetual licensing, including: (i) improved product utilization leading to higher levels of customer satisfaction, (ii) product adoption by more schools, (iii) more lifetime revenue per customer and (iv) a more predictable and reliable revenue stream. There are, however, near-term adverse impacts associated with this strategy. An increasing proportion of customer orders attributable to our subscription-based product and service offerings relative to customer orders of non-subscription-based offerings can result in a substantial portion of a period’s sales being initially deferred and recognized as revenue in future periods over the subscription period. Additionally, our customers who already own our products under perpetual license agreements may delay purchases of content and expansions while they are contemplating a transition to our newer subscription-based enterprise versions of our products. We believe that these factors influenced our results of operations for the three and six month periods ended June 30, 2007.
     Restructuring costs for the six months ended June 30, 2007 were $0.5 million, or $0.01 per share (after tax). The restructuring costs, which were recorded in the first quarter, were primarily related to a partial reorganization of our product development resources and resulted in a reduction in staff and assets related to the laptop line. Operating expenses for the six months ended June 30, 2006 include a restructuring charge of $1.9 million, or $0.04 per share (after tax), that was recorded in the first quarter of 2006. The restructuring charge was primarily comprised of separation expenses for former executives.
     The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net Sales:
Products	81.7%	85.0%	81.5%	83.1%
Services	18.3%	15.0%	18.5%	16.9%

Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Products	20.2%	20.0%	18.7%	18.5%
Services	49.2%	42.7%	53.3%	45.9%

Total cost of sales	25.5%	23.4%	25.1%	23.2%

Gross profit:
Products	79.8%	80.0%	81.3%	81.5%
Services	50.8%	57.3%	46.7%	54.1%

Total gross profit	74.5%	76.6%	74.9%	76.8%

Operating expenses:
Product development	17.1%	14.7%	18.0%	14.0%
Selling and marketing	32.6%	25.2%	33.9%	27.7%
General and administrative	13.2%	12.6%	13.8%	14.7%

Total operating expenses	62.9%	52.5%	65.7%	56.4%

Operating income	11.6%	24.1%	9.2%	20.4%
Other, net	1.2%	1.2%	1.2%	1.0%

Income before taxes	12.8%	25.3%	10.4%	21.4%
Income taxes	4.8%	9.4%	3.9%	7.9%

Net Income	8.0%	15.9%	6.5%	13.5%

Three Months Ended June 30, 2007 and 2006
     Net Sales. Our net sales decreased by $2.1 million, or 7.3%, to $27.2 million in the second quarter of 2007 from $29.3 million in the second quarter of 2006. Deferred revenue increased by about $4.6 million in the second quarter this year, reaching a record level of $29.6 million, versus a $2.0 million increase in the prior year’s second quarter. Product revenues decreased by $2.7 million, or 10.9%, to $22.2 million in the second quarter of 2007 from $24.9 million in the second quarter of 2006. Product revenue decreased primarily due to lower laptop sales combined with the increase in deferred revenue resulting from new and renewal orders for subscription-based versions of our software.
     Service revenue increased by $0.6 million, or 13.1%, to $5.0 million in the second quarter of 2007 from $4.4 million in the second quarter of 2006. Service revenues increased primarily due to improvements in revenues for our technical services related to our Renaissance Place products.
     Cost of Sales. The cost of sales of products decreased by $0.5 million, or 9.9%, to $4.5 million in the second quarter of 2007 from $5.0 million in the second quarter of 2006. As a percentage of product sales, the cost of sales of products was essentially unchanged at 20.2% as compared to 20.0% in the second quarter of 2006.
     The cost of sales of services increased by $0.5 million, or 30.3%, to $2.4 million in the second quarter of 2007 from $1.9 million in the second quarter of 2006. As a percentage of sales of services, the cost of sales of services increased to 49.2% in the second quarter of 2007 from 42.7% in the second quarter of 2006 primarily due to personnel and infrastructure investments that were required for some of our remote and technical services and to price reductions on our professional development on-site service offering.
     Product Development. Product development expenses increased by $0.3 million, or 7.7%, to $4.6 million in the second quarter of 2007 from $4.3 million in the second quarter of 2006. Product development expenses were higher than a year ago primarily due to research costs related to our United Kingdom products. As a percentage of net sales, product development costs increased to 17.1% in the second quarter of 2007 from 14.7% in the second quarter of 2006.
     Selling and Marketing. Selling and marketing expenses of $8.8 million in the second quarter of 2007 were up by $1.4 million, or 19.6% from $7.4 million in the second quarter of 2006. As a percentage of net sales, selling and marketing expenses increased to 32.6% in the second quarter of 2007 from 25.2% in the second quarter of 2006. Higher selling and marketing expenses are due to the expansion of the sales force which was not fully underway a year ago.
     General and Administrative. General and administrative expenses were relatively unchanged at $3.6 million in the second quarter of 2007, as compared to $3.7 million in the second quarter of 2006. As a percentage of net sales, general and administrative expenses increased to 13.2% in the second quarter of 2007 from 12.6% in the second quarter of 2006.
     Operating Income. Operating income was $3.2 million, or 11.6% of net sales in the second quarter of 2007 compared to $7.1 million, or 24.1% of net sales in the second quarter of 2006. The decline was due to a reduction in net sales and increased operating expenses as explained in more detail above.
     Income Tax Expense. Income tax expense of $1.3 million was recorded in the second quarter of 2007 at an effective income tax rate of 37.5% of pre-tax income, compared to $2.7 million, or 37.0% of pre-tax income in the second quarter of 2006.

Six Months Ended June 30, 2007 and 2006
     Net Sales. Our net sales of $53.9 million in the first six months of 2007 were $6.5 million less than the $60.4 million in the first six months of 2006. Deferred revenue increased by $5.0 million in the first six months of 2007 versus a decrease of $0.6 million in the first six months of 2006. Product sales decreased by $6.3 million, or 12.6%, to $43.9 million in the first six months of 2007 from $50.2 million in the same period in 2006. Product revenue decreased primarily due to lower laptop sales combined with the increase in deferred revenue caused by new and renewal orders for subscription-based versions of our software.
     Service revenue of $10.0 million in the first six months of 2007 was relatively unchanged from $10.2 million in the first six months of 2006. Increased revenue from technical services was offset by not having a national conference in 2007.
     Cost of Sales. The cost of sales of products decreased by $1.1 million, or 12.0%, to $8.2 million in the first six months of 2007 from $9.3 million in the same period in 2006. As a percentage of product sales, the cost of sales of products was relatively unchanged at 18.7% in the first half of 2007 as compared to 18.5% in the first half of 2006.
     The cost of sales of services increased by $0.6 million, or 13.4%, to $5.3 million in the first six months of 2007 from $4.7 million in the same period in 2006. As a percentage of sales of services, the cost of sales of services increased to 53.3% in the first six months of 2007 from 45.9% in the first six months of 2006 primarily due to personnel and infrastructure investments that were required for some of our remote and technical services and to price reductions on our professional development on-site service offering.
     Product Development. Product development expenses were $9.7 million or 18.0% of sales in the first six months of 2007, compared to $8.5 million or 14.0% of sales for the first six months of 2006. Product development expenses were higher than a year ago primarily due to: (i) increases in personnel expenses, (ii) a one-time $0.5 million restructuring cost related to a partial reorganization of product development resources for the laptop line and (iii) research costs related to our United Kingdom products.
     Selling and Marketing. Selling and marketing expenses increased by $1.5 million, or 8.9%, to $18.2 million in the first half of 2007 from $16.7 million in the first half of 2006. As a percentage of net sales, selling and marketing expenses increased to 33.9% in the first six months of 2007 from 27.7% in the first six months of 2006. Higher selling and marketing expenses are due to the expansion of the sales force which was not fully underway until the third quarter of last year.
     General and Administrative. General and administrative expenses were $7.5 million, or 13.8% of sales in the first six months of 2007 compared to $8.9 million or 14.7% of sales in the first six months of 2006. General and administrative expenses decreased from the same period in 2006 due to a $1.9 million restructuring charge comprised of separation expenses for former executives recorded in the first quarter of 2006, offset by higher share based compensation expense and other increased personnel expenses in 2007.
     Operating Income. Operating income decreased by $7.3 million, or 59.7%, to $5.0 million in the first six months of 2007 from $12.3 million in the same period in 2006. As a percentage of net sales, operating income decreased to 9.2% in the first half of 2007 from 20.4% in the first half of 2006. The decline was due to a reduction in net sales and increased operating expenses as explained in more detail above.
     Income Tax Expense. Income tax expense of $2.1 million was recorded for the first six months of 2007 at an effective income tax rate of 37.5% of pre-tax income, compared to $4.8 million, or 37.0% of pre-tax income for the first six months of 2006.

Liquidity and Capital Resources
     As of June 30, 2007, our cash, cash equivalents and investment securities were $32.8 million, up $2.7 million from the December 31, 2006 total of $30.1 million. The increase was primarily due to the operating cash flow of $7.9 million, partially offset by $2.9 million in dividend payments, $1.6 million in capital additions and $1.4 million used to repurchase shares of stock in the first half of 2007.
     At June 30, 2007, we had a $15.0 million unsecured revolving line of credit with a bank which is available until May 31, 2008. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2008. The line of credit bears interest based on the prime rate less 1.0%. As of June 30, 2007, the lines of credit had not been used.
     Our Board of Directors has approved a stock repurchase program under which we may purchase up to an aggregate total of 8 million shares. During the quarter and six months ended June 30, 2007, we repurchased approximately 102,000 and 115,000 shares, respectively, at a cost of $1.2 million and $1.4 million. As of June 30, 2007, the cumulative number of shares repurchased under this program was 7.8 million at an aggregate cost of $134.8 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares under this program.
     On July 18, 2007, we declared a special cash dividend of $0.75 per share and increased our quarterly cash dividend from $0.05 per share to $0.07 per share, both payable September 4, 2007 to shareholders of record as of August 10, 2007. We believe our strong levels of cash, cash equivalents and investment securities coupled with cash flow from operations will be sufficient to meet both our near-term and long-term working capital requirements for the foreseeable future.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
     As of June 30, 2007, we did not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that would have a material effect on our financial results.
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
     As of June 30, 2007, our approximate contractual obligations for operating leases and purchase obligations were:

Contractual Obligations	Payments due by Period
		Less than			More than
(In thousands)	Total	1 year	1- 3 years	3-5 years	5 years
Operating lease obligations	$6,359	$1,113	$3,854	$1,055	$337
Purchase obligations	5,594	5,462	132	—	—

Total	$11,953	$6,575	$3,986	$1,055	$337

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk. Our exposure to market interest rate risk consists of (i) the increase or decrease in the amount of interest income we can earn on our investment portfolio and (ii) the decrease or increase in value of our investment security portfolio if market interest rates increase or decrease, respectively. We anticipate that we will have sufficient liquidity to hold our investments to maturity; therefore, we do not expect to recognize any material losses or gains related to an increase or decrease in market interest rates.
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
     Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of June 30, 2007, our investment securities had a market value of approximately $24.8 million and a carrying value of $24.8 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.
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
     As of June 30, 2007, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.
     There has been no change in our internal control over financial reporting that has occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
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
     The following table shows information relating to the repurchase of shares of our common stock during the three months ended June 30, 2007:

				Total	Maximum
				Number	Number
				of Shares	of Shares
				Purchased	that May
				as Part of	Yet Be
	Total		Average	Publicly	Purchased
	Number		Price	Announced	Under the
	of Shares		Paid per	Plans or	Plans or
Period	Purchased		Share	Programs	Programs
April 1-30, 2007	13,066	(1)	$12.24	8,066	367,850

May 1-31, 2007	62,760	(2)	11.84	57,795	310,055

June 1-30, 2007	36,027		11.64	36,027	274,028

Total	111,853		$11.82	101,888

(1)	Includes 5,000 shares purchased in an open-market transaction by one of our directors, Addison L. Piper.

(2)	Includes 4,965 shares purchased in a series of open-market transactions by one of our directors, Gordon H. Gunnlaugsson.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	On April 18, 2007, the Company held its Annual Meeting of Shareholders.

(b)	Not applicable.

(c)	Set forth below is a description of the matter voted upon at the Annual Meeting of Shareholders and the number of votes cast for and against/withheld, as to such matter.
1.	Seven directors were elected to serve until the 2008 Annual Meeting of Shareholders and until their successors are elected and qualified. The results of this proposal are as follows:

		Against/
	For	Withheld
(1) Judith A. Paul	28,542,395	23,432
(2) Terrance D. Paul	28,542,355	23,472
(3) John H. Grunewald	28,508,420	57,407
(4) Gordon H. Gunnlaugsson	28,527,703	38,124
(5) Harold E. Jordan	28,529,018	36,809
(6) Addison L. Piper	28,546,133	19,694
(7) Judith A. Ryan	28,526,396	39,431
(d)	Not applicable.

Item 6. Exhibits
Exhibits.

Exhibit No.	Description

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC. (Registrant)
August 8, 2007	/s/ Terrance D. Paul
Date	Terrance D. Paul
Chief Executive Officer and a Director (Principal Executive Officer)

August 8, 2007	/s/ Mary T. Minch
Date	Mary T. Minch
Senior Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch