Form 10-Q
period 2007-09-30
RENAISSANCE LEARNING INC
filed 2007-11-05
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 0-22187
RENAISSANCE LEARNING, INC.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1559474
(State or other	(I.R.S. Employer
jurisdiction of incorporation)	Identification No.)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 31, 2007
Common Stock, $0.01 par value	29,033,003

RENAISSANCE LEARNING, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
-Index-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2007	2006
	(In Thousands, Except Share and Per
	Share Amounts)

ASSETS
Current assets:
Cash and cash equivalents	$6,301	$5,953
Investment securities	3,116	22,525
Accounts receivable, less allowance of $1,100 and $1,133, respectively	15,699	10,528
Inventories	5,667	4,108
Prepaid expenses	2,151	1,896
Income taxes receivable	2,272	1,291
Deferred tax asset	3,602	3,596
Other current assets	288	97

Total current assets	39,096	49,994
Investment securities	8,690	1,625
Property, plant and equipment, net	11,144	11,811
Deferred tax asset	288	—
Goodwill	47,058	46,973
Other intangibles, net	5,702	6,124
Capitalized software, net	540	727
Other non-current assets	38	457

Total assets	$112,556	$117,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,883	$2,782
Deferred revenue	36,209	23,751
Payroll and employee benefits	3,962	4,750
Other current liabilities	3,769	3,429

Total current liabilities	46,823	34,712
Deferred revenue	2,333	885
Deferred compensation and other employee benefits	1,917	1,665
Deferred tax liability	—	878
Income taxes payable	4,193	—
Other noncurrent liabilities	175	—

Total liabilities	55,441	38,140
Shareholders’ equity:
Common stock, $.01 par value; shares authorized: 150,000,000; issued: 34,736,647 shares at September 30, 2007 and December 31, 2006	347	347
Additional paid-in capital	54,912	55,542
Retained earnings	102,211	124,290
Treasury stock, at cost: 5,703,551 shares at September 30, 2007; 5,733,130 shares at December 31, 2006	(98,125)	(99,265)
Unearned restricted stock compensation	(2,442)	(1,417)
Accumulated other comprehensive income	212	74

Total shareholders’ equity	57,115	79,571

Total liabilities and shareholders’ equity	$112,556	$117,711

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Amounts)
Net sales:
Products	$18,674	$19,533	$62,581	$69,783
Services	7,135	5,634	17,093	15,822

Total net sales	25,809	25,167	79,674	85,605

Cost of sales:
Products	3,539	3,708	11,732	13,019
Services	3,301	2,691	8,612	7,372

Total cost of sales	6,840	6,399	20,344	20,391

Gross profit	18,969	18,768	59,330	65,214
Operating expenses:
Product development	4,410	3,990	14,111	12,477
Selling and marketing	8,852	8,036	27,093	24,781
General and administrative	3,809	3,755	11,263	12,653

Total operating expenses	17,071	15,781	52,467	49,911

Operating income	1,898	2,987	6,863	15,303
Other income, net	290	316	916	942

Income before taxes	2,188	3,303	7,779	16,245
Income taxes	821	1,222	2,917	6,011

Net income	$1,367	$2,081	$4,862	$10,234

Earnings per share:
Basic	$0.05	$0.07	$0.17	$0.34
Diluted	$0.05	$0.07	$0.17	$0.34

Cash dividends declared per share	$0.82	$0.05	$0.92	$0.15
See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$4,862	$10,234
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	2,874	2,585
Amortization of investment discounts/premiums	59	153
Share-based compensation expense	902	490
Deferred income taxes	(1,172)	1,860
Loss on sale of property	32	—
Excess tax benefits from share based payment arrangements	—	(393)
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(5,171)	(2,245)
Inventories	(1,559)	223
Prepaid expenses	(185)	(315)
Income taxes	2,941	(1,070)
Accounts payable and other liabilities	(251)	(881)
Deferred revenue	13,906	4,564
Other	159	74

Net cash provided by operating activities	17,397	15,279

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,993)	(2,096)
Purchase of investment securities	(21,129)	(3,800)
Maturities/sales of investment securities	33,746	17,679
Capitalized software development costs	(167)	(689)
Net proceeds from sale of property	567	—

Net cash provided by investing activities	11,024	11,094

Cash flows from financing activities:
Proceeds from exercise of stock options	30	16
Payment for cancellation of stock options	—	(993)
Excess tax benefits from share based payment arrangements	—	393
Dividends paid	(26,670)	(4,479)
Purchase of treasury stock	(1,433)	(19,081)

Net cash used by financing activities	(28,073)	(24,144)

Net increase in cash and cash equivalents	348	2,229
Cash and cash equivalents, beginning of period	5,953	7,083

Cash and cash equivalents, end of period	$6,301	$9,312

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
The results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.
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
The weighted average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic weighted average shares outstanding	28,750,945	29,257,702	28,806,086	29,740,992
Dilutive effect of outstanding stock options	1,169	3,103	2,523	7,044
Dilutive effect of restricted shares	25,241	8,228	25,241	8,228

Diluted weighted average shares outstanding	28,777,355	29,269,033	28,833,850	29,756,264

For the three months ended September 30, 2007 and 2006, there were 849,989 and 872,192 outstanding stock options, respectively, excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the nine months ended September 30, 2007 and 2006, there were 849,989 and 848,876 outstanding stock options, respectively, excluded from the calculation of diluted earnings per share because their effect was antidilutive. These options could be dilutive in the future.
4. Comprehensive Income
For the quarters ended September 30, 2007 and 2006, total comprehensive income was $1.4 million and $2.1 million, respectively. Total comprehensive income was $5.0 million and $10.2 million in the first nine months of 2007 and 2006, respectively. Our comprehensive income includes net income and foreign currency translation adjustments.
5. Goodwill and Other Intangible Assets
In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized and we are required to assess goodwill at least annually for impairment by applying a fair-value-based test. Other intangibles consist of customer relationships and tradename, which were acquired in connection with the purchase of AlphaSmart, Inc. (“AlphaSmart”). The tradename has an indefinite life and therefore is not amortized. The customer relationships intangible is amortized over its useful life of ten years, on the declining balance method.

For the three months ended September 30, 2007 and 2006, we recognized amortization expense of $123,000 and $149,000, respectively. For the nine months ended September 30, 2007 and 2006, we recognized amortization expense of $422,000 and $513,000, respectively. Other intangibles consisted of the following (in thousands):

	September 30, 2007			December 31, 2006
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In Thousands)
Tradename	$3,000	$—	$3,000	$3,000	$—	$3,000
Customer relationships	4,150	1,448	2,702	4,150	1,026	3,124

	$7,150	$1,448	$5,702	$7,150	$1,026	$6,124

6. Share Based Compensation
Options to purchase 11,551 shares of our common stock were granted during the nine months ended September 30, 2007 and options to purchase 9,616 shares of our common stock were granted in the nine months ended September 30, 2006. The exercise prices for all options are equal to the fair market value of our common stock on the date the options were granted.
Restricted stock awards consisting of restricted shares or restricted share units are granted to certain employees and our directors. For employees, restricted stock awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board. Restricted stock awards to employees are expensed over the vesting period, and those made to our non-employee directors are expensed when granted. We granted 153,171 shares of restricted stock awards during the nine months ended September 30, 2007, and 120,199 shares in the nine months ended September 30, 2006. We value restricted stock awards at the closing market price of our common stock on the date of grant.
As of September 30, 2007, the total unearned compensation related to share-based compensation awards, net of estimated forfeitures, was $2.3 million, which will be amortized as expense over the weighted average remaining period of 3.2 years. Total share-based compensation was $0.9 million for the nine months ended September 30, 2007 and $0.6 million for the nine months ended September 30, 2006.
A summary of restricted stock award activity for the nine months ended September 30, 2007 is as follows:

		Weighted Average	Aggregate
	Shares	Value Per Share	Intrinsic Value
	(In Thousands, except per share amount)
Balance at January 1, 2007	132	$15.31	$2,337
Granted	153	12.93
Vested	(26)	12.63
Forfeitures	(8)	14.73

Balance at September 30, 2007	251	$14.16	$3,031

7. Dividends
On July 18, 2007, our Board of Directors declared a special cash dividend of $0.75 per share and declared a quarterly cash dividend of $.07 per share, both were paid September 4, 2007 to shareholders of record as of August 10, 2007.
On October 17, 2007, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable December 3, 2007 to shareholders of record as of November 9, 2007.
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
Our results of operations can be affected by many factors including the general economic environment, state and federal budgetary decisions and the length and complexity of the sales cycle for school districts. National trends, federal and state legislation, Department of Education administrative policies and the way the foregoing align with our products and services can impact our business.
An important component of our software product strategy is a transition to a subscription-based software sales model. We believe that a business model based on subscription-based software offers long-term advantages over traditional perpetual licensing, including: (i) improved product utilization leading to higher levels of customer satisfaction, (ii) product adoption by more schools, (iii) more lifetime revenue per customer and (iv) a more predictable and reliable revenue stream.
This transition can significantly impact reported financial results and customer ordering patterns. An increasing proportion of customer orders attributable to our subscription-based product and service offerings relative to customer orders of non-subscription-based offerings can result in a significant portion of a period’s sales being initially deferred and recognized as revenue in future periods over the subscription term, generally 12 months. This can result in reported revenue that significantly lags customer orders in a given period. Transitioning to subscription-based software can also adversely impact revenue as our customers that already own our products under perpetual license agreements may delay purchases of expansions, reading quizzes and math libraries while they are contemplating a transition to subscription-based versions of our products. We believe that this delay in purchases by customers resulted in a decrease in software sales during the nine months ended September 30, 2007 of approximately $3.0 million. We believe that these factors influenced our results of operations for the three and nine month periods ended September 30, 2007. The transition to subscription-based products also affects customer ordering patterns. Compared to non-subscription-based offerings, customer orders of our subscription-based offerings tend to more closely follow school budgeting patterns resulting in a more seasonal order pattern weighted to the second and third calendar quarters. Also, after customers transition to our subscription-based enterprise products, they no longer order reading quizzes and math libraries since this content is included in their subscription. Historically, our customers have ordered more of this content in the first and fourth quarters. The combined effect is that a much greater proportion of a year’s orders are placed in the second and third quarters than has been the case in our past experience. We expect the delay in purchases by customers that already own our products under perpetual license agreements and the increased seasonality associated with our transition to Enterprise will adversely affect software orders during the fourth quarter of 2007 and the first quarter of 2008.
Operating expenses for the nine months ended September 30, 2007 and 2006 were impacted by restructuring costs. Restructuring costs for the nine months ended September 30, 2007 were $0.5 million or $0.01 per share (after tax). The 2007 restructuring costs, which were recorded in the first quarter, primarily related to a partial reorganization of our product development resources and resulted in a reduction in staff and assets related to the laptop line. Operating expenses for the nine months ended September 30, 2006 include a restructuring charge of $1.9 million, or $0.04 per share (after tax), that was recorded in the first quarter of 2006. The 2006 restructuring charge was primarily comprised of separation expenses for former executives.

The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Sales:
Products	72.4%	77.6%	78.5%	81.5%
Services	27.6%	22.4%	21.5%	18.5%

Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Products	19.0%	19.0%	18.7%	18.7%
Services	46.3%	47.8%	50.4%	46.6%

Total cost of sales	26.5%	25.4%	25.5%	23.8%

Gross profit:
Products	81.0%	81.0%	81.3%	81.3%
Services	53.7%	52.2%	49.6%	53.4%

Total gross profit	73.5%	74.6%	74.5%	76.2%

Operating expenses:
Product development	17.1%	15.9%	17.7%	14.6%
Selling and marketing	34.3%	31.9%	34.0%	28.9%
General and administrative	14.7%	14.9%	14.1%	14.8%

Total operating expenses	66.1%	62.7%	65.8%	58.3%

Operating income	7.4%	11.9%	8.7%	17.9%
Other, net	1.1%	1.3%	1.1%	1.1%

Income before taxes	8.5%	13.2%	9.8%	19.0%
Income taxes	3.2%	4.9%	3.7%	7.0%

Net Income	5.3%	8.3%	6.1%	12.0%

Three Months Ended September 30, 2007 and 2006
Net Sales. Our net sales increased by $0.6 million, or 2.5%, to $25.8 million in the third quarter of 2007 from $25.2 million in the third quarter of 2006.  Deferred revenue increased by $8.9 million in the third quarter this year, reaching a record level of $38.5 million, versus a $5.2 million increase in the prior year’s third quarter. Product revenues decreased by $0.8 million, or 4.4%, to $18.7 million in the third quarter of 2007 from $19.5 million in the third quarter of 2006.  Product revenue decreased primarily due to a transition to a subscription-based software sales model resulting in a significant increase in deferred revenue, and to a lesser extent due to lower laptop sales.
Service revenue increased by $1.5 million, or 26.6%, to $7.1 million in the third quarter of 2007 from $5.6 million in the third quarter of 2006. Service revenues increased in nearly all our service offerings with the largest improvements occurring in technical services such as hosting, technical consulting and installations, and in professional development services, both remote and onsite.
Cost of Sales. The cost of sales of products decreased by $0.2 million, or 4.6%, to $3.5 million in the third quarter of 2007 from $3.7 million in the third quarter of 2006. As a percentage of product sales, the cost of sales of products was unchanged at 19.0%.
The cost of sales of services increased by $0.6 million, or 22.7%, to $3.3 million in the third quarter of 2007 from $2.7 million in the third quarter of 2006. As a percentage of sales of services, the cost of sales of services decreased to 46.3% in the third quarter of 2007 from 47.8% in the third quarter of 2006. The improvement resulted from better utilization of our fixed costs and growth of our more profitable technical service offerings during the third quarter of 2007.

Product Development. Product development expenses increased by $0.4 million, or 10.5%, to $4.4 million in the third quarter of 2007 from $4.0 million in the third quarter of 2006. Product development expenses were up due to a higher level of software development costs capitalized in the third quarter of 2006 than in the third quarter of 2007. As a percentage of net sales, product development costs increased to 17.1% in the third quarter of 2007 from 15.9% in the third quarter of 2006.
Selling and Marketing. Selling and marketing expenses of $8.8 million in the third quarter of 2007 were up by $0.8 million, or 10.2% from $8.0 million in the third quarter of 2006. As a percentage of net sales, selling and marketing expenses increased to 34.3% in the third quarter of 2007 from 31.9% in the third quarter of 2006. Selling and marketing expenses increased, partly due to increased commissions as a result of higher customer order levels and partly due to sales force expansion as we were not yet fully staffed in the third quarter last year.
General and Administrative. General and administrative expenses were unchanged at $3.8 million in the third quarter of 2007 and in the third quarter of 2006. As a percentage of net sales, general and administrative expenses decreased to 14.7% in the third quarter of 2007 from 14.9% in the third quarter of 2006.
Operating Income. Operating income was $1.9 million, or 7.4% of net sales in the third quarter of 2007 compared to $3.0 million, or 11.9% of net sales in the third quarter of 2006. Higher operating expenses were the primary reason for the decline.
Income Tax Expense. Income tax expense of $0.8 million was recorded in the third quarter of 2007 at an effective income tax rate of 37.5% of pre-tax income, compared to $1.2 million, or 37.0% of pre-tax income in the third quarter of 2006.
Nine Months Ended September 30, 2007 and 2006
Net Sales. Our net sales decreased by $5.9 million to $79.7 million in the first nine months of 2007 from $85.6 million in the first nine months of 2006. Deferred revenue increased by $13.9 million in the first nine months of 2007 versus an increase of $4.6 million in the first nine months of 2006. Product sales decreased by $7.2 million, or 10.3%, to $62.6 million in the first nine months of 2007 from $69.8 million in the same period in 2006. Product revenue decreased primarily due to the significant increase in deferred revenue and to a lesser extent due to lower laptop sales.
Service revenue increased by $1.3 million, or 8.0%, in the first nine months of 2007 to $17.1 million from $15.8 million in the first nine months of 2006. Service revenues increased primarily due to improvements in technical services such as hosting, technical consulting and installations, and in professional development services, both remote and onsite, partially offset by the impact of not holding a national conference in 2007.
Cost of Sales. The cost of sales of products decreased by $1.3 million, or 9.9%, to $11.7 million in the first nine months of 2007 from $13.0 million in the same period in 2006. As a percentage of product sales, the cost of sales of products was unchanged at 18.7%.
The cost of sales of services increased by $1.2 million, or 16.8%, to $8.6 million in the first nine months of 2007 from $7.4 million in the same period in 2006. As a percentage of sales of services, the cost of sales of services increased to 50.4% in the first nine months of 2007 from 46.6% in the first nine months of 2006 primarily due to personnel and infrastructure additions that were required for some of our remote and technical services and to price reductions in our on-site professional development service offerings.
Product Development. Product development expenses were $14.1 million or 17.7% of sales in the first nine months of 2007, compared to $12.5 million or 14.6% of sales for the first nine months of 2006. Product development expenses were higher in the 2007 period primarily due to: (i) increases in personnel expenses, (ii) a $0.5 million restructuring cost related to a partial reorganization of product development resources for the laptop line, (iii) a higher level of software development costs capitalized in 2006 than in 2007 and (iv) research and development costs related to our United Kingdom products.
Selling and Marketing. Selling and marketing expenses increased by $2.3 million, or 9.3%, to $27.1 million in the first nine months of 2007 from $24.8 million in the first nine months of 2006. As a percentage of net sales, selling and marketing expenses increased to 34.0% in the first nine months of 2007 from 28.9% in the first nine months of 2006. Selling and marketing expenses increased, partly due to increased commissions as a result of higher customer order levels and partly due to the sales force expansion as we were not yet fully staffed during the year earlier period.

General and Administrative. General and administrative expenses were $11.3 million, or 14.1% of sales in the first nine months of 2007 compared to $12.7 million or 14.8% of sales in the first nine months of 2006. General and administrative expenses decreased from the same period in 2006 due to a $1.9 million restructuring charge comprised of separation expenses for former executives recorded in the first quarter of 2006, offset in part by higher share based compensation expense and other increased personnel expenses in 2007.
Operating Income. Operating income decreased by $8.4 million, or 55.2%, to $6.9 million in the first nine months of 2007 from $15.3 million in the same period in 2006. As a percentage of net sales, operating income decreased to 8.7% in the first nine months of 2007 from 17.9% in the first nine months of 2006. The decline was due to lower revenues and increased operating expenses as explained in more detail above.
Income Tax Expense. Income tax expense of $2.9 million was recorded for the first nine months of 2007 at an effective income tax rate of 37.5% of pre-tax income, compared to $6.0 million, or 37.0% of pre-tax income for the first nine months of 2006.
Liquidity and Capital Resources
As of September 30, 2007, our cash, cash equivalents and investment securities were $18.1 million, down $12.0 million from the December 31, 2006 total of $30.1 million. The decrease was primarily due to the use of $26.7 million for the payment of dividends, $2.0 million in capital additions and $1.4 million used to repurchase shares of stock, offset by cash flow from operations of $17.4 million.
We have a $15.0 million secured revolving line of credit with a bank which is available until May 31, 2009. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2008. The line of credit bears interest based on the prime rate less 1.0%. As of September 30, 2007, the lines of credit had not been used.
Our Board of Directors has approved a stock repurchase program under which we may purchase up to an aggregate total of 8 million shares of our common stock. During the quarter and nine months ended September 30, 2007, we repurchased approximately 2,000 and 117,000 shares, respectively, at a cost of $27,000 and $1.4 million. As of September 30, 2007, the cumulative number of shares repurchased under this program was 7.8 million at an aggregate cost of $134.8 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares under this program.
On October 17, 2007, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable December 3, 2007 to shareholders of record as of November 9, 2007. We believe our strong levels of cash, cash equivalents and investment securities coupled with cash flow from operations will be sufficient to meet both our near-term and long-term working capital requirements for the foreseeable future.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
As of September 30, 2007, we did not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that would have a material effect on our financial results.
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

As of September 30, 2007, our approximate contractual obligations for operating leases and purchase obligations were:

Contractual Obligations	Payments due by Period
		Less than			More than
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$6,915	$628	$4,654	$1,237	$396
Purchase obligations	3,987	3,852	135	—	—

Total	$10,902	$4,480	$4,789	$1,237	$396

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
Forward-Looking Statements
In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following “Quantitative and Qualitative Disclosures About Market Risk” may contain certain forward-looking statements regarding growth initiatives, growth prospects, projected sales, revenues, earnings and costs, product development schedules and plans, and management’s expectations regarding orders and financial results for 2007, 2008 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors which may cause such a difference to occur include: (i) the failure of Accelerated Reader Enterprise and Accelerated Math Enterprise and laptop orders to achieve expected growth targets, (ii) a decline in quiz and math library sales that exceeds our forecast, (iii) risks associated with our strategic growth plan, (iv) dependence on educational institutions and government funding and (v) other risks affecting our business as described in our filings with the Securities and Exchange Commission, including our 2006 Annual Report and later filed quarterly reports on Form 10-Q and current reports on Form 8-K, which factors are incorporated herein by reference. We expressly disclaim a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.
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
We seek to manage exposure to market risk by investing in accordance with our corporate investment policy as established by our Board of Directors. The goals of the policy are: (i) preservation of capital, (ii) provision of adequate liquidity to meet projected cash requirements, (iii) minimization of risk of principal loss through diversified short and medium term investments and (iv) yields in relationship to the guidelines, risk, market conditions and tax considerations.

Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of September 30, 2007, our investment securities had a market value of approximately $11.8 million and a carrying value of $11.8 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.
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
As of September 30, 2007, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.
There has been no change in our internal control over financial reporting that has occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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
The following table shows information relating to the repurchase of shares of our common stock during the three months ended September 30, 2007:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Shares that May Yet
	of Shares	Paid per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
July 1-31, 2007	2,068	$12.93	2,068	271,960

August 1-31, 2007	0	0.00	0	271,960

September 1-30, 2007	0	0.00	0	271,960

Total	2,068	$12.93	2,068

Item 6. Exhibits
Exhibits.

Exhibit No.	Description

10.1	Credit Agreement dated as of October 1, 2007 by and between Wells Fargo Bank, National Association and Registrant

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC.
(Registrant)

November 5, 2007	/s/ Terrance D. Paul

Date	Terrance D. Paul
Chief Executive Officer and a Director
(Principal Executive Officer)

November 5, 2007	/s/ Mary T. Minch

Date	Mary T. Minch
Senior Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

10.1	Credit Agreement dated as of October 1, 2007 by and between Wells Fargo Bank, National Association and Registrant

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch