Form 10-K
period 2007-12-31
RENAISSANCE LEARNING INC
filed 2008-03-03
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-22187
RENAISSANCE LEARNING, INC.
(Exact name of Registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1559474 (I.R.S. Employer Identification No.)

2911 Peach Street P.O. Box 8036 Wisconsin Rapids, Wisconsin (Address of principal executive offices)	54495-8036 (Zip Code)

Registrant’s telephone number, including area code: (715) 424-3636

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, $.01 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $116,195,000 as of June 29, 2007. As of February 20, 2008, there were 29,049,791 of the Registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 16, 2008.

PART I

Item 1.	Business

Overview

Renaissance Learning, Inc. is a leading provider of computer-based assessment technology for pre-kindergarten through senior high (“pre-K-12”) schools and districts. Our tools provide daily formative assessment and periodic progress-monitoring technology to enhance core curriculum, support differentiated instruction and personalize practice in reading, writing, and math. Renaissance Learning products help educators make the practice component of their existing curriculum more effective by providing tools to personalize practice and easily manage the daily activities for students of all levels.

Our products, which support and enhance all curriculum and instructional approaches, are backed by research studies that support the demonstrated effectiveness of our products. Our products and services are primarily focused on three key pre-K-12 curriculum areas: reading, writing and math. Accelerated Reader*, STAR Reading, STAR Early Literacy and Read Now Power Up! comprise our reading products. Our math products include Accelerated Math, STAR Math and Math Facts in a Flash. AlphaSmart laptops and related software are our primary writing and keyboarding products. We also address language acquisition for English language learners with our English in a Flash software. Our 2Know! response system is a versatile classroom tool which encourages classroom participation and provides instantaneous feedback to instructors in any educational setting. Our products also include an optical-mark card scanner, which is primarily used with Accelerated Math, to automate scoring and recordkeeping tasks. Additionally, our product offerings include supplemental resources for educators and classroom use such as handbooks, workbooks, learning cards and motivational items.

Our flagship product, Accelerated Reader, is software that provides information for motivating and monitoring increased literature-based reading practice. We believe that Accelerated Reader and our other products have achieved their significant market positions as a result of demonstrated effectiveness in assisting educators accelerate learning and improve essential skills by facilitating increased student practice, increasing the quality, quantity, and timeliness of performance data available to educators, helping educators motivate students and providing student access to low cost computing solutions. Our products help educators manage student practice of curriculum, provide targeted instruction, keep students engaged and measure student progress in order to accelerate student learning.

Our educational software products are available on two separate platforms: our web-based Renaissance Place software platform and our traditional desktop versions that run on local area networks of individual schools. The Renaissance Place platform meets the needs of district-wide installations such as: scalability, remote access, centralized database and server for multiple campus use, sophisticated statistical analysis, ease of administration and support, and integration with student data from other district systems. Renaissance Place products are sold primarily on a subscription basis typically for terms of one year. Our popular Accelerated Reader Enterprise and Accelerated Math Enterprise packages are turn-key solutions consisting of the Renaissance Place platform with enhanced features, unlimited access to all of our reading quizzes and math content, remote software hosting, professional development and technical consulting services. Enterprise versions of Accelerated Reader and Accelerated Math are sold on a subscription basis.

Our desktop products are relatively simple to set up and maintain for an individual school, are designed to require only modest technology resources and are competitively priced — at or below the discretionary spending level of most school principals. Our traditional desktop products are typically sold as school-wide perpetual

* AR, AccelScan, Accelerated Math, Accelerated Reader, Accelerated Vocabulary, AlphaSmart, Dana, English in a Flash, MathFacts in a Flash, Neo, Neo 2, Read Now, Renaissance, Renaissance Learning, Renaissance Place, STAR Early Literacy, STAR Reading, STAR Math and 2Know! are trademarks of Renaissance Learning, Inc. registered ®, common law or pending registration in the United States and other countries. Other trademarks are the property of their respective owners.

Power Up! and Steck-Vaughn are trademarks of Houghton Mifflin Harcourt Supplemental Publishers, Inc.

software licenses with optional annual support plans, student expansions, and add-on reading quizzes and math content libraries.

We offer a full line of professional service and support solutions that integrate with, complement, and enhance the effectiveness of, our products. Sold separately or bundled with our products to provide a complete solution, our service offerings include professional development and product training seminars and conferences, report and data analysis, program evaluation, guided implementation, distance training, software support, software installation, database conversion and integration services, and application hosting. Further, we conduct research on best practices, perform field validation of techniques, publish internally generated as well as third-party research, and gather information to guide the development of new and improved products.

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

Software, Laptop Computing Solutions and Other Educational Products

Accelerated Reader is software for motivating and monitoring increased literature-based reading practice and for providing educators with student progress information to support instruction. A student selects a book at an appropriate reading level from a list of books for which the school has an Accelerated Reader quiz, reads the book, and then takes a multiple-choice quiz on a computer. For each book read, Accelerated Reader tracks the amount of reading practice achieved by calculating points based on the length and difficulty of the book and the student’s performance on the quiz. The information generated from this process — titles read, percent of comprehension and amount of reading completed — creates a database of student reading achievement from which reports are generated that help educators monitor the amount and quality of reading practice for each individual student and thereby effectively target their instruction of comprehension, vocabulary and fluency. We currently have computerized book quizzes for Accelerated Reader on over 122,000 titles. Accelerated Reader supports recorded-voice versions of quizzes on literature books for emergent readers, quizzes for assessing reading instruction assignments from reading textbooks, and Literacy Skills quizzes which allow educators to assess students’ proficiency on specific skills found in state and district language arts standards.

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

STAR Early Literacy computer adaptive assessment software provides educators with a fast, accurate and easy solution to assess the phonemic awareness, phonic and other readiness and literacy skills of students in grades pre-K-3. The software helps educators identify each student’s specific strengths and diagnose specific weaknesses in skills covered by early literacy curricula and standards. STAR Early Literacy allows for the assessment process to be quickly and easily repeated several times throughout a school year at a lower cost and on a timelier basis than conventional assessments.

Read Now Power Up! is a comprehensive reading intervention curriculum solution for grades 5-9 that combines the instructional materials of Steck-Vaughn with the technology of Renaissance Learning to help educators assist students identified as struggling readers. Read Now Power Up! employs a comprehensive instruction model, multimedia instructional materials, a software e-learning package hosted on a dedicated interactive website and professional development services to support educators with implementation. These components work together to help educators direct students to material appropriate to their reading ability, provide the extensive practice crucial to improving reading skills, and develop the range of skills necessary to read successfully, from phonemic awareness through fluency and comprehension.

Accelerated Math software helps educators personalize math instruction and manage the extensive curriculum practice students need to develop math skills, master state standards and to ensure math success for students of all abilities — average, gifted and remedial — from grade one through calculus, regardless of a district’s chosen math curriculum. Accelerated Math software generates personalized assignments targeted to each individual student’s level and scores them automatically using our AccelScan optical mark reader. Accelerated Math offers state standards-aligned libraries, textbook-aligned libraries for popular math textbooks and extended response libraries that integrate the application of multiple math objectives.

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

STAR Math is a computer-adaptive, formative math assessment test and database that provides the same benefits as STAR Reading. STAR Math reports provide objective information to help educators instantly place their students, monitor progress, and match instruction to individual student levels. Quick, accurate, and easy to administer, STAR Math provides math scores for grades 1-12 in approximately 15 minutes, provides comparisons to national norms, forecasts results on major high-stakes tests, and can be administered several times throughout the school year to track student development of math proficiency.

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

English in a Flash software utilizes a research-based approach to helping educators accelerate the language acquisition for students who are English Language Learners (ELLs) and English as a Second Language (ESL) students. This approach is based on a systematic method of learning language without reliance upon translation, grammatical instruction, or multimedia distractions, which is significantly faster than traditional methods of language acquisition.

AlphaSmart Laptops are rugged, portable, easy-to-use, low total-cost-of-ownership computing devices that can operate independently or complement existing computers. Models offered include the Neo 2, Neo and Dana. AlphaSmart laptops are particularly well suited to keyboarding skill development and facilitating writing practice in a classroom setting. In addition, AlphaSmart laptops run a variety of curriculum-specific software focused on skills improvement and real-time formative assessment in writing, language arts, math, science, keyboarding, social studies, technology literacy and special needs. AlphaSmart laptops also perform word-processing, function as a calculator, are expandable and feature advanced wireless capabilities, thereby increasing student access to affordable portable computing. They can operate up to 700 hours on a single set of batteries. The Neo 2 contains the functionality of, and integrates with, our 2Know! response system. Concurrent with the March 2008 release of Accelerated Reader, Renaissance Place schools will have the ability to administer Accelerated Reader quizzes using the Neo 2, which will effectively leverage the functionality and benefits of these two popular products in an educational setting.

2Know! response system is an interactive system that allows educators to easily encourage student classroom participation and obtain instantaneous feedback that can be used to quickly assess student comprehension and performance. The system employs state-of-the-art radio frequency technology allowing wireless communication between students’ handheld devices and Renaissance Learning software. Educators can use the system and the large amount of available assessment content for quizzes, tests, surveys and exercises while encouraging increased classroom participation and saving time through automatic real-time scoring.

Educator Resource Products. We also produce videotapes, handbooks, lesson books, math learning cards, workbooks and motivational items for use by educators in conjunction with our software and training programs.

Professional Services

We offer a full line of professional services to our customers. Our services include support plans for our software solutions, technical services, product training and multiple professional development options.

Support Plans. We offer extended service and support plans that provide users of our products access to telephone support. Support plans are packaged with software and also sold separately and typically cover a period of 12 months.

Technical Services. We provide our customers with a variety of services to help with the implementation and support of their Renaissance programs. These include system setup, software installation, application hosting, troubleshooting, technical training, data conversion, interface programming and custom report writing.

Training and Professional Development Services. Our professional development sessions provide leadership development opportunities, instruct educators in proven best practices to enhance their curriculum and instruction, and inform educators on how to most effectively use our products and the information they generate. Our content has been organized into beginning, advanced and special topics that can be delivered over time allowing educators to integrate best practices into the classroom and assimilate information as they need it. We offer several delivery options to meet specific customer needs and constraints including: (i) online self-study, (ii) online webinars conducted by a Renaissance implementation specialist using the web and a telephone, (iii) full-day professional development seminars, (iv) consulting provided on an on-site or remote basis, (v) implementation coaching in which the educator is paired with one of our specialists for implementation support over an entire school year and (vi) large training events like our regional symposiums and national conference.

Our training and professional development services can be accessed online through the Renaissance Training Center which is the gateway to all of our professional development services. Customers can access online self-study content or webinars as well as register for regional symposiums. The site also tracks each person’s courses, online certificates, continuing education (CEU) credits and maintains a transcript of completed professional development.

Product Development

We believe that continued substantial investment in product development is required to remain competitive and grow in the educational marketplace. We invest continuously in the development of new products and services, enhancement of existing products and services, development of new content for existing products, development of tools to increase the efficiency of product development, and scientific research that: generates concepts for new products and services, validates the efficacy of our existing products and services and provides useful feedback for improvement of new and existing products and services. For the years ended December 31, 2007, 2006, and 2005, our development expenses were $18.5 million, $17.3 million and $17.0 million, respectively (excluding capitalized amounts of $0.2 million, $0.7 million and $0.3 million, respectively).

Selling and Marketing

We market our educational products and services to teachers, school librarians, principals, entire schools, school district personnel, and state departments of education as well as internationally through our United Kingdom sales office and distributors. Our sales and marketing strategy consists of direct marketing to potential and existing customers and relationship selling through a dual sales channel encompassing both a telesales organization primarily designed for school level sales and a field sales team focused on multiple schools or district wide sales. We use a variety of lead-generating techniques, including trade shows, advertisements in educational publications, direct mail, websites and referrals.

We have resale arrangements with various book dealers and book publishers that sell our software products to their customers. These firms are particularly receptive to such alliances because the use of our products in schools encourages increased purchases of the books and other products that they sell. Some of our hardware products are also distributed by various third-party resellers. We offer only limited, short-term price protection and stock balancing rights to our resellers.

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

We experience seasonal variations in customer orders primarily due to the budget and school-year cycles of our customers. Total quarterly orders received are generally highest in the third quarter. Our service revenues tend to be higher in the second and third quarters due to customer preferences as to when services are delivered. Due to increased interest in our subscription-based products and services, particularly Accelerated Reader Enterprise and Accelerated Math Enterprise, the current trend is toward software order levels being higher in the second and third quarters. Also, due to Accelerated Reader Enterprise and Accelerated Math Enterprise, which include access to all reading quizzes and math libraries, we have recently experienced reduced orders for reading quizzes and math libraries. This change in reading quiz and math library ordering patterns has tended to reduce order levels in the first and fourth quarters, thus further adding to the seasonally high proportion of orders received in the second and third quarter.

Production

A growing number of customers purchase our software on a hosted basis and therefore access our products directly from our data center servers through the internet. Our software products are also distributed on CD-ROM. Bulk CD-ROMs are produced by third-party contractors. We produce order-specific and smaller batches of CD-ROMs at our distribution facility. Accelerated Reader quizzes and Accelerated Math libraries can be purchased and downloaded from our website and selected patches and software updates are available for download on our website as well.

Our AlphaSmart laptops, the 2Know! response system and our AccelScan scanners are produced to our specifications by third-party contract manufacturers, some of which are located outside of the United States. Other related products, including videotapes, books, graphics, and motivational items, are produced by third-party vendors.

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

Employees

As of February 1, 2008, we had 991 full-time and part-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.

Backlog

As of December 31, 2007 and 2006, we had backlogs that aggregated approximately $39.6 million and $26.2 million, respectively. These backlogs include deferred revenue related to software subscriptions, software support agreements, technology consulting and professional development of $38.4 million and $24.6 million at December 31, 2007 and 2006, respectively. Substantially all of the 2007 backlog is expected to be realized during 2008.

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under “Item 1-Business” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, without limitation, statements with respect to growth initiatives, growth prospects, projected sales, revenues, earnings and costs, and product development schedules and plans, and management’s expectations regarding orders and financial results for future periods (2) information included or incorporated by reference in our future filings with the SEC including, without limitation, statements with respect to growth initiatives, growth prospects, projected sales, revenues, earnings and costs, and product development schedules and plans, and management’s expectations regarding orders and financial results for future periods and (3) information contained in written material, releases and oral statements issued by us, or on our behalf, including, without limitation, statements with respect to growth initiatives, growth prospects, projected sales, revenues, earnings and costs, and product development schedules and plans, and management’s expectations regarding orders and financial results for future periods. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the factors listed in “Item 1A-Risk Factors.”

Item 1A.	Risk Factors

Reliance on Single Product Line. Our Accelerated Reader software and supplemental Accelerated Reader quizzes accounted for approximately 38%, 37% and 37% of our net sales in 2007, 2006 and 2005, respectively. An overall decline in sales of Accelerated Reader and supplemental quizzes would have a material adverse effect on our business, financial condition and results of operations.

Geographic Concentration of Sales. A substantial portion of our sales is concentrated in several states, including California, Texas, Florida, North Carolina and Georgia, which accounted for approximately 15%, 14%, 6%, 4% and 4%, respectively, of our net sales in 2007. If large numbers of schools or a district or districts controlling a large number of schools in such states were to discontinue purchasing our products and services, our business, financial condition, and results of operations would be materially adversely affected.

Dependence on Educational Institutions and Government Funding. Substantially all of our revenue is derived from sales to educational institutions, individual educators, and their other suppliers. There can be no assurance that educational institutions and/or individual educators will continue to invest in technology-based products and professional development for reading and other curricula or continue to respond favorably to our marketing. Our inability to increase the number of products sold or number of schools served would adversely affect our business, financial condition and results of operations. Because of our dependence on educational institutions, the funding of which is largely dependent on government support, a substantial decrease in government budgets or funding for educational software or technology would have a material adverse effect on our business, financial condition and results of operations. Economic slow downs that negatively affect school funding can adversely impact the sale of our products and services to schools. In addition, certain aspects of government sponsored education initiatives may not endorse, or be complementary to, the principles and methodologies underlying and associated with our products and services, which could adversely affect our business, financial condition and results of operations.

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

Selling and Marketing Strategy and Product Acceptance. Our selling and marketing strategy includes the introduction of new products and services directed at new markets as well as the development of new sales and distribution channels. There can be no assurance that we will be successful in offering new products and services, entering new markets and developing new sales and distribution channels or that any such products or services, if introduced, will achieve acceptance in the marketplace.

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

Educational Philosophies. Our products support all teaching methods and curricula by focusing on continuous feedback, increased student practice of essential skills, and demonstrated product effectiveness through measurable results. Certain educators, academics, politicians, and theorists, however, advocate philosophies of instruction that can lead them to oppose certain educational products or services. These philosophies can include, but are not limited to, opposition to standardized testing or over-reliance on the same; opposition to computers or motivational techniques; exclusive focus on particular types of direct instruction; and highly technical definitions of acceptable research. Some of these philosophical stances have the capacity to negatively influence the market for our products and services, and such influence could have a material adverse impact on demand for our products and services and thus on our business, financial condition and results of operations.

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

Dependence on Key Personnel. Our success depends to a significant extent upon the continued active participation of certain key members of management. We do not have employment agreements with these individuals and have no current intention of entering into any such employment agreements. The loss of the services of key personnel could have a material adverse effect on our business, financial condition and results of operations.

Ability to Attract and Retain Qualified Personnel. Our future success will depend, in part, upon our continuing ability to retain the employees, including senior management personnel, who have assisted in the development and marketing of our products and to attract and retain qualified additional employees trained in computer technology, sales, marketing, finance, and other disciplines to enhance our product offerings and broaden our operations. There can be no assurance that we will continue to be able to attract and retain such personnel. The failure to attract or retain the necessary personnel would have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in Quarterly Performance. We generally deliver products as orders are received. The quantity of product orders in any quarter can be affected by a variety of factors, including:

•	delays in the development and/or shipment of new products;

•	the closing of large contract sales, such as those to school districts;

•	the shipment of new products for which orders have been building for a period of time; and

•	seasonal variations due to, among other things, the budget and school year cycles of our school customers and annual ordering patterns related to subscription-based products and services, particularly Accelerated Reader Enterprise and Accelerated Math Enterprise.

In addition, our quarterly results can also be affected by:

•	charges related to acquisitions and divestitures, including related expenses, the write-off of in-process research and development, the amortization of intangible assets, asset impairments and similar items;

•	charges related to obsolete or impaired tangible assets, intangible assets, goodwill, capitalized software development costs and similar items;

•	supply-chain issues such as manufacturing problems, delivery delays, component shortages, strikes or quality issues;

•	expenses related to product development and marketing initiatives;

•	seasonal variability of product support costs; and

•	seasonal variations due to delays in quiz order patterns as customers consider upgrading to Accelerated Reader Enterprise, our turn-key solution, which includes all quiz content.

Our overall gross margins also fluctuate based upon the mix of software, hardware and service sales. We realize higher margins on our software product sales than our hardware and service sales. Some of our revenues tend to be seasonal due to annual school budget cycles, customer preferences as to when products and services are delivered and the timing of our larger professional development events, resulting in seasonal variations in margins.

Share Price Volatility. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include announcements of technological innovations and/or new products by us and our competitors, earnings releases and earnings warnings by us and our competitors, expectations regarding government funding levels for education, market conditions in the industry, announcements by us of significant acquisitions and/or divestitures, and the general state of the securities markets. The market price of our common stock may decline significantly if we fail to meet our forecasts or the published earnings estimates of analysts and others. In addition, quarterly fluctuations of our results of operations as described above may cause a significant variation in the market price of our common stock.

War, Acts of War and Terrorism. Delays and reductions in purchases of our products and services may occur as a result of war, acts of war and terrorism, and the related impacts, including a reduction of funds available to our customers to purchase our products and services and disruptions in our ability to develop, produce and distribute products and services to our customers. These events would have a material adverse effect on our business, financial condition and results of operations.

Concentration of Share Ownership; Control by Principal Shareholders/Management. As of February 20, 2008, our principal shareholders, Judith Paul and Terrance Paul, our chairman and chief executive officer, respectively, and co-founders of the company, beneficially owned approximately 67% of our outstanding common stock. As a result, these principal shareholders have the ability to control and direct our business and affairs.

Shares Eligible for Future Sale. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of February 20, 2008, approximately 19.5 million shares of our common stock were held by “affiliates” and may be publicly sold only if registered under the Securities Act of 1933 or sold in accordance with an applicable exemption from registration, such as Rule 144. In addition, we have filed registration statements under the Securities Act of 1933 to register an aggregate of 6,000,000 shares of common stock reserved for issuance under our 1997 Stock Incentive Plan and an aggregate of 500,000 shares of common stock reserved for issuance under our Employee Stock Purchase Plan (ESPP), which will, when issued in accordance with such plans, be eligible for immediate sale in the public market, subject to the Rule 144 resale limitations for affiliates. We did not offer the ESPP to our employees in 2005, 2006 or 2007 and have no intention of offering it in 2008.

Cash Dividends. We declared quarterly cash dividends of: $0.05 per share in the first and second quarter of 2007 and $0.07 in the third and fourth quarter of 2007. We also declared a special dividend of $0.75 per share during 2007. Our dividend policy may be affected by, among other things, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels, acquisitions, legal risks and stock repurchases. Our dividend policy may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on the market price of our common stock.

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

None.

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

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age of Officer	Office

Judith Ames Paul Age 61	Ms. Paul is the co-founder of the company and has been chairman of the board of directors since February 2006. From 1986 until July 2001, and again from August 2002 until July 2003, Ms. Paul served as chairman of the board, and from July 2001 until August 2002, and again from July 2003 until February 2006, Ms. Paul served as co-chairman with Mr. Paul. Ms. Paul has been a director since 1986. Ms. Paul acts as our spokesperson and is a leading teacher advocate. Ms. Paul holds a bachelor’s degree in elementary education from the University of Illinois. Judith Paul is Terrance Paul’s wife.

Terrance D. Paul Age 61	Mr. Paul is the co-founder of the company and has been our chief executive officer since February 2006. From February 2006 to April 2006, Mr. Paul also served as our president. From August 2002 until July 2003, Mr. Paul served as our chief executive officer. From July 1996 until July 2001, Mr. Paul served as vice chairman of the board and from July 2001 until August 2002, and again from July 2003 until February 2006, Mr. Paul served as co-chairman with Ms. Paul. Mr. Paul has been a director since 1986. Mr. Paul holds a law degree from the University of Illinois and an MBA from Bradley University. Terrance Paul is Judith Paul’s husband.

Steven A. Schmidt Age 53	Mr. Schmidt has been our president and chief operating officer since April 2006. From November 2005 until January 2006, he served as our senior vice president, administration and operations. From July 2003 to November 2005, Mr. Schmidt served as our executive vice president. From August 1999 until November 2004, he served as our chief financial officer and secretary, and from August 1999 until July 2003, he also served as a vice president. Mr. Schmidt holds a bachelor’s degree in accountancy from the University of Wisconsin-La Crosse, and is a certified public accountant.

Mary T. Minch Age 41	Ms. Minch has been our chief financial officer and secretary since November 2004 and has served as senior vice president, finance since January 2007. From December 2003 to January 2007, Ms. Minch served as our vice president, finance. From February 2003 to December 2003, Ms. Minch held the position of North American division controller for Stora Enso North American Corp., a forest product company whose parent company acquired Consolidated Papers, Inc. From October 2000 to February 2003, she served as controller-magazine papers at Stora Enso North American Corp. Ms. Minch holds bachelor’s degrees in managerial accounting and finance from the University of Wisconsin-Stevens Point and a master’s degree from the University of Wisconsin-Oshkosh, and is a certified public accountant.

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

Market Information

Our common stock is traded under the symbol “RLRN” on The NASDAQ Global Select Market. Information regarding the market prices of our common stock may be found in Note 16 of our Notes to Consolidated Financial Statements.

Holders

As of February 20, 2008, there were 609 record holders of our common stock.

Historical Dividends

We declared quarterly cash dividends of $0.05 per share in each of the four quarters of 2006. We declared quarterly cash dividends of: $0.05 per share in the first and second quarter of 2007 and $0.07 in the third and fourth quarter of 2007. We also declared a special dividend of $0.75 per share during 2007. We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders.

Performance Graph

The following graph compares the total shareholder return on our common stock for the five year period from December 31, 2002 through December 31, 2007 with that of the NASDAQ Composite Index and a peer group index constructed by us. The companies included in our peer group index are Blackboard Inc. (BBBB), Learning Tree International, Inc. (LTRE), The Princeton Review, Inc. (REVU), School Specialty, Inc. (SCHS), Skillsoft Public Company Limited (SKIL) and Plato Learning, Inc. (TUTR).

The total return calculations set forth below assume $100 invested on December 31, 2002 with reinvestment of dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through December 31, 2007. The stock performance graph shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF A 5 YEAR CUMULATIVE TOTAL RETURN*
Among Renaissance Learning, Inc., The NASDAQ Composite Index
And A Peer Group

	Cumulative Return
	12/02	12/03	12/04	12/05	12/06	12/07
Renaissance Learning, Inc.	100.00	127.35	106.79	110.03	104.58	89.14

NASDAQ Composite Index	100.00	149.89	165.01	169.26	188.17	207.11

Peer Group	100.00	186.17	149.69	166.92	167.36	220.78

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2007.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 17, 2002, our Board of Directors authorized a repurchase program which provides for the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares under the stock repurchase program. On February 6, 2008 our Board of Directors authorized the purchase of an additional 1.0 million shares under the stock repurchase program.

No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and may be used for stock-based employee benefit plans and for other general corporate purposes.

The following table shows information relating to the repurchase of shares of our common stock during the three months ended December 31, 2007:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs

October 1-31	93	$13.10	93	246,767
November 1-30	0	0	0	246,767
December 1-31	36	15.48	36	246,731

Total	129	$13.76	129

Item 6.	Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

	Year Ended December 31,
	2007		2006	2005	2004	2003

Consolidated Income Statement Data
Net sales:
Products	$84,628		$90,750	$94,296	$91,482	$106,080
Services	23,304		20,778	21,987	20,242	21,552

Total net sales	107,932		111,528	116,283	111,724	127,632

Cost of sales:
Products	15,673		16,455	12,917	6,167	10,656
Services	11,830		10,011	8,669	9,532	9,628

Total cost of sales	27,503		26,466	21,586	15,699	20,284

Gross profit	80,429		85,062	94,697	96,025	107,348
Operating expenses:
Product development	18,506		17,291	17,046	14,536	14,881
Selling and marketing	36,042		33,639	30,778	30,551	27,997
General and administrative	14,951		16,330	12,989	12,005	12,346

Total operating expenses	69,499		67,260	60,813	57,092	55,224

Operating income	10,930		17,802	33,884	38,933	52,124
Other, net	1,178		1,234	3,494	1,640	2,267

Income — continuing operations before income taxes	12,108		19,036	37,378	40,573	54,391
Income taxes — continuing operations	4,541		7,043	13,211	15,012	19,406

Income — continuing operations	7,567		11,993	24,167	25,561	34,985
Income (loss) — discontinued operations	—		—	584	(2,859)	(2,444)

Net income	$7,567		$11,993	$24,751	$22,702	$32,541

Earnings (loss) per share:
Basic:
Continuing operations	0.26		0.41	0.78	0.82	1.12
Discontinued operations	0.00		0.00	0.02	(0.09)	(0.07)

Net income	$0.26		$0.41	$0.80	$0.73	$1.05

Diluted:
Continuing operations	0.26		0.41	0.78	0.82	1.12
Discontinued operations	0.00		0.00	0.02	(0.09)	(0.08)

Net income	$0.26		$0.41	$0.80	$0.73	$1.04

Cash dividends declared per share	$0.99	*	$0.20	$0.20	$2.31 **	$—
Consolidated Balance Sheet Data
Working capital	$(6,543)		$15,282	$21,539	$41,815	$103,240
Total assets	113,300		117,711	128,382	114,724	159,601
Shareholders’ equity	57,987		79,571	95,866	84,417	133,330

*	Includes a special dividend in 2007 of $0.75 per share.

**	Includes a special dividend in 2004 of $2.15 per share.

Generation21 Learning Systems, LLC (“Generation21”) was divested during 2005 and, therefore, its results for all periods presented in the consolidated financial statements are reflected as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Renaissance Learning, Inc. is a leading provider of computer-based assessment technology for pre-K-12 schools. Our tools provide daily formative assessment and periodic progress-monitoring technology to enhance core curriculum, support differentiated instruction and personalize practice in reading, writing and math. Renaissance Learning products help educators make the practice component of their existing curriculum more effective by providing tools to personalize practice and easily manage the daily activities for students of all levels.

Our sales are derived primarily from the sale of software products, computerized hardware products and related services. Revenues are recorded net of an allowance for estimated returns. Allowances for bad debts are also recorded at the time of the sale.

Product revenue is derived primarily from the sale of educational software and hardware. Revenue from sales of hardware is generally recognized when the product is shipped to the customer. Revenue recognition from sales of our software depends on whether the software is: (i) off-the-shelf or customized and (ii) whether it is licensed on a perpetual basis or as a subscription. We recognize revenue from off-the-shelf perpetually licensed software sales upon delivery to customers. Subscription-based software sales are recognized as revenue on a straight-line basis over the subscription period. Sales of software that require substantial modification or customization are recognized as revenue using the percentage-of-completion method of accounting. Revenues and deferred revenues from software that require substantial modification or customization are not significant in any of the years presented.

Service revenue is primarily derived from: (i) product support services, (ii) professional development and product training seminars and conferences, (iii) application hosting, (iv) technical services, (v) consulting and (vi) other remote services. Product support services included with sales of perpetual software licenses has a duration of 12 months or less and the associated revenue is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from professional development and product training seminars and conferences is recognized when the seminar or conference is held. Revenue from other product support services and application hosting is initially recorded as deferred revenue and then recognized as revenue on a straight-line basis over the term of the agreement, typically 12 months. Revenue from technical services, consulting and other remote services is recognized as the services are performed or on a straight-line basis over the contractual period. Deferred revenue includes: (i) amounts invoiced for products not yet delivered and services not yet performed, (ii) advance invoicing on contracts and (iii) that portion of product support agreements and subscription-based product sales that has not yet been recognized as revenue.

It is our practice to announce new products prior to when the products are ready for shipment to allow customers sufficient lead time for budgeting and curriculum purposes. This practice can result in fluctuations in backlog for orders of new products. These orders are generally filled within a relatively short period of time after the product is ready for shipment. Registrations for seminars and conferences are generally received from customers in advance of the events, resulting in a backlog for these services. Additionally, under district-wide implementations, customers commit to a comprehensive solution consisting of products and services in advance of delivery of the products and services. The delivery of backlogged products and services in certain periods can cause those periods to have higher revenue and higher revenue growth rates than other periods.

Cost of sales consists of expenses associated with sales of our software and hardware products and the delivery of services. These costs include: (i) personnel-related costs, (ii) costs of purchased materials such as our AlphaSmart laptops, optical-mark card scanners, interactive response systems, educational products, training materials, manuals and motivational items, (iii) shipping and freight costs, (iv) amortization of capitalized development costs and (v) other overhead costs. We realize higher gross margins on our software sales than on our hardware and service sales.

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

Acquisition and Divestiture

On June 27, 2005, we acquired AlphaSmart, Inc., a provider of affordable, laptop computing solutions for K-12 schools. The results of AlphaSmart’s operations are included in our consolidated financial statements since that date. In February 2005, we consummated the sale of our Generation21 subsidiary, a non-core part of our business. The results of Generation21, for all periods presented in our consolidated financial statements, are reflected as discontinued operations. Amounts referred to in this Item 7 relate to continuing operations, except as otherwise indicated.

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

This transition can significantly impact reported financial results and customer ordering patterns. An increasing proportion of customer orders attributable to our subscription-based product and service offerings relative to customer orders of non-subscription-based offerings can result in a significant portion of a period’s sales being initially deferred and recognized as revenue in future periods over the subscription term, generally 12 months. This can result in reported revenue that significantly lags customer orders in a given period. Transitioning to subscription-based software can also adversely impact revenue as our customers that already own our products under perpetual license agreements may delay purchases of expansions, reading quizzes and math libraries while they are contemplating a transition to subscription-based versions of our products. Also, after customers transition to our subscription-based enterprise products, they no longer order reading quizzes and math libraries since this content is included in their subscription. We believe that these factors influenced our results of operations in both 2007 and to a lesser extent in 2006.

Our Renaissance Place products are often sold at the school district level. District level sales are more complex, have a longer sales cycle, and are typically for a larger dollar amount than sales made to individual schools. Thus, revenues from district sales can be more uneven and are more difficult to accurately predict. Consequently, our revenues and results of operations can be significantly impacted by the timing of large district orders.

Since our Renaissance Place product and service offerings are typically sold on a subscription basis with a term of 12 months, a greater portion of our revenue is initially deferred and recognized into income over the subscription period. This can cause our revenue to show a greater decline than it would have if these products had been sold as perpetual licenses, for which the revenue is recognized immediately upon shipment. Deferred revenue increased $13.7 million and $5.7 million, over the years ended December 31, 2007 and 2006, respectively. The increase in deferred revenue during 2007 was driven primarily by sales of subscription-based enterprise software packages.

We took a one-time charge of $0.5 million in the first quarter of 2007 that related to a reorganization of our product development resources and resulted in a reduction in staff and assets related to the laptop line. Our net income and results of operations was impacted in 2006 by a $1.9 million charge that was comprised of separation expenses, primarily for former executives. Items that impacted 2005 were: (i) the acquisition of AlphaSmart, (ii) the divestiture of Generation21, (iii) the sale of our Madison, Wisconsin office building and (iv) recognition of the tax benefit related to the settlement of certain state and federal tax positions in 2005.

The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	For the Years Ended December 31,
	2007	2006	2005

Net Sales:
Products	78.4%	81.4%	81.1%
Services	21.6	18.6	18.9

Total net sales	100.0%	100.0%	100.0%

Cost of sales:
Products	18.5%	18.1%	13.7%
Services	50.8	48.2	39.4

Total cost of sales	25.5	23.7	18.6

Gross profit:
Products	81.5	81.9	86.3
Services	49.2	51.8	60.6

Total gross profit	74.5	76.3	81.4

Operating expenses:
Product development	17.1	15.5	14.7
Selling and marketing	33.4	30.2	26.5
General and administrative	13.9	14.6	11.1

Operating income	10.1	16.0	29.1
Other, net	1.1	1.1	3.1

Income — continuing operations before income taxes	11.2	17.1	32.2
Income taxes — continuing operations	4.2	6.3	11.4

Income — continuing operations	7.0	10.8	20.8

Income — discontinued operations	0.0	0.0	0.5

Net Income	7.0%	10.8%	21.3%

Years Ended December 31, 2007 and 2006

Net Sales. Our net sales decreased by $3.6 million or 3.2%, to $107.9 million in 2007 from $111.5 million in 2006. A significant portion of this decline was related to our customers purchasing more subscription-based products and services, particularly Accelerated Reader. Revenues from subscription-based products are initially deferred and then recognized ratably over the subscription period, generally one year, while the majority of revenues from non-subscription-based sales are recognized immediately upon delivery. During 2007, deferred revenue increased by $13.7 million as compared to an increase of $5.7 million in 2006. Customer orders for our products and services increased by approximately $5.2 million or 4.3% in 2007 as compared to 2006.

Product revenue decreased by $6.1 million, or 6.7%, to $84.6 million in 2007 from $90.7 million in 2006. Product revenues decreased primarily due to the significant increase in deferred revenue and to a lesser extent due to lower laptop sales.

Service revenue increased by $2.5 million, or 12.2%, to $23.3 million in 2007 compared to $20.8 million in 2006. Service revenues increased primarily due to order improvements for technical services such as application hosting and installations, and in professional development services, both remote and onsite, partially offset by the impact of not holding a national conference in 2007.

Cost of Sales. The cost of sales of products decreased by $0.8 million, or 4.7%, to $15.7 million in 2007 from $16.5 million in 2006. As a percentage of product sales, the cost of sales of products was 18.5% in 2007, relatively unchanged from 18.1% in 2006.

The cost of sales of services increased by $1.8 million, or 18.2%, to $11.8 million in 2007 from $10.0 million in 2006. As a percentage of sales of services, the cost of sales of services increased to 50.8% in 2007 from 48.2% in 2006 primarily due to personnel and infrastructure additions that were required for some of our remote and technical services, and to price reductions in some of our on-site professional development service offerings.

Our overall gross profit margin percentage decreased to 74.5% in 2007 from 76.3% in 2006. This resulted from the lower service margins and the higher proportion of total revenue attributable to services in 2007.

Product Development. Product development expense, which excludes amounts capitalized, increased to $18.5 million in 2007 from $17.3 million in 2006. As a percentage of net sales, product development expenses increased to 17.1% in 2007 from 15.5% in 2006. We capitalized product development expenses of $0.2 million in 2007 compared to $0.7 million in 2006. Product development expenses were higher in 2007 primarily due to: (i) a $0.5 million restructuring cost related to a partial reorganization of product development resources for the laptop line in 2007, (ii) the higher level of software development cost capitalized in 2006 than in 2007 and (iii) a $0.3 million increase in research and development costs related to our United Kingdom products.

Selling and Marketing. Selling and marketing expenses increased by $2.4 million, or 7.1%, to $36.0 million in 2007 compared to $33.6 million in 2006. Selling and marketing expenses increased in 2007, partly due to increased commissions as a result of higher customer order levels and partly due to salaries as a result of our sales force expansion; partially offset by lower spending on advertising and direct marketing. As a percentage of net sales, selling and marketing expenses were 33.4% in 2007 compared to 30.2% in 2006.

General and Administrative. General and administrative expenses decreased by $1.4 million, or 8.4%, to $14.9 million in 2007 from $16.3 million in 2006. General and administrative expenses were lower in 2007 primarily due to the impact of a one-time executive severance charge taken in 2006. As a percentage of net sales, general and administrative costs decreased to 13.9% in 2007 from 14.6% in 2006.

Operating Income. Operating income decreased by $6.9 million, or 38.6%, to $10.9 million in 2007 from $17.8 million in 2006. As a percentage of net sales, operating income decreased to 10.1% in 2007 from 16.0% in 2006 due to the combined effect of the factors discussed above.

Other Income. Other income was unchanged at $1.2 million in 2007 and 2006.

Income Tax Expense — Continuing Operations. Income tax expense of $4.5 million, from continuing operations, was recorded in 2007 at an effective income tax rate of 37.5% of pre-tax income, compared to $7.0 million, or 37.0% of pre-tax income for 2006. The higher tax rate in 2007 was primarily the result of the adoption of the new accounting standard for uncertain tax positions, Financial Interpretation No. 48 (“FIN 48”). The method for estimating, accruing and recognizing expenses and benefits of uncertain income tax positions under FIN 48 is substantially different than under the previous accounting standard.

Years Ended December 31, 2006 and 2005

Net Sales. Our net sales decreased by $4.8 million or 4.1%, to $111.5 million in 2006 from $116.3 million in 2005. Revenues, excluding AlphaSmart laptops in both periods, declined by $12.2 million or 12.0% for the full year. A significant portion of this decline was related to our customers purchasing more subscription-based products and services, particularly Accelerated Reader. Revenues from subscription-based products are initially deferred and then recognized ratably over the subscription period, generally one year, while the majority of revenues from non-subscription-based sales are recognized immediately upon delivery. During 2006, deferred revenue increased by

$5.7 million as compared to an increase of $1.8 million in 2005. We believe that revenue excluding the impact of laptops is a useful metric for investors because it provides a basis upon which to compare the performance of our business, as it existed prior to the June 27, 2005 AlphaSmart acquisition, to earlier periods.

Product revenue, including AlphaSmart in both periods, decreased by $3.5 million, or 3.8%, to $90.8 million in 2006 from $94.3 million in 2005. The decrease was driven by the transition to more subscription-based sales discussed above and generally lower order rates which impacted most product lines. This decrease was partially offset by the inclusion of AlphaSmart’s results for the full year in 2006 as compared to a partial year in 2005.

Service revenue decreased by $1.2 million, or 5.5%, to $20.8 million in 2006 compared to $22.0 million in 2005. Service revenues were down due to decreased revenue from professional development services, primarily onsite events, which was partially offset by increases in remote services such as consulting and application hosting. Revenue from onsite events was impacted in 2006 by reduced pricing as well as our increased emphasis on remote services.

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

Product Development. Product development expense, which excludes amounts capitalized, increased to $17.3 million in 2006 from $17.0 million in 2005. As a percentage of net sales, product development expenses increased to 15.5% in 2006 from 14.7% in 2005. We capitalized product development expenses of $0.7 million in 2006 compared to $0.3 million in 2005. Product development spending was higher in 2006 due to the inclusion of AlphaSmart for the full year as compared to only a partial year in 2005.

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

Income Tax Expense — Continuing Operations. Income tax expense of $7.0 million, from continuing operations, was recorded in 2006 at an effective income tax rate of 37.0% of pre-tax income, compared to $13.2 million, or 35.3% of pre-tax income for 2005. In 2005, we recognized a tax benefit of approximately $0.8 million related to the favorable resolution of certain state and federal tax positions, which was the primary reason for the lower effective tax rate in 2005.

Discontinued Operations. In 2005 we realized a gain of approximately $0.7 million on the sale of Generation21, which includes a one-time tax benefit of $1.3 million. When combined with the operating losses incurred in January and February 2005 for that subsidiary, the net income from discontinued operations totaled approximately $0.6 million in 2005.

Liquidity and Capital Resources

As of December 31, 2007, our cash, cash equivalents and investment securities were $24.5 million, down $5.6 million from the December 31, 2006 total of $30.1 million. During 2007, we generated operating cash flow of $26.0 million.

At December 31, 2007, we had a $15.0 million secured revolving line of credit with a bank which is available until May 31, 2009. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2009. The line of credit bears interest based on the prime rate less 1.0%. As of December 31, 2007, the lines of credit had not been used.

On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares under the stock repurchase program. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans and for other general corporate purposes. During the period of January 1, 2007 through December 31, 2007, we repurchased approximately 117,000 shares at a cost of $1.4 million. Since the original authorization of the repurchase program in 2002, we have repurchased 7.8 million shares at a cost of $134.8 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.

We declared quarterly cash dividends of $0.05 per share in each of the four quarters of 2006. We declared quarterly cash dividends of: $0.05 per share in the first and second quarter of 2007 and $0.07 in the third and fourth quarter of 2007. We also declared a special dividend of $0.75 per share during 2007. We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders.

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

Operating Leases. We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. We utilize operating leases for some of our facilities to gain flexibility as compared to purchasing facilities outright and limit our exposure to many of the risks of owning commercial property, particularly with regard to international operations. These agreements are generally for terms of one to five years and cannot be terminated by either the lessor or us for reasons other than breach of the lease agreement. We do not anticipate early termination of any of these agreements. For each of the years ended December 31, 2007, 2006 and 2005, we incurred expenses of approximately $2.2 million, $2.0 million, and $0.9 million, respectively, related to these operating leases.

Purchase Obligations. We enter into commitments with certain suppliers to purchase components for our hardware products, such as AlphaSmart computing devices, AccelScan scanners and the 2Know! response system. The majority of these obligations will be satisfied within one year.

Tax audit settlements and deposits. We anticipate making cash payments related to the settlement of tax audits or deposits for unsettled audit issues in the range of $0.8 to $1.6 million during 2008. The mid-point of this range is included in the table below. Estimation of the amounts and timing of payments in periods after 2008 are highly uncertain and therefore are not included in the table.

As of December 31, 2007, our approximate contractual obligations for operating leases, tax audit payments and purchase obligations (by period due) were as follows:

	Payments Due by Period
		Less than 1	1-3	3-5	More than
Contractual Obligations	Total	year	years	years	5 years
			(In Thousands)

Operating lease obligations	$6,498	$2,225	$2,610	$1,259	$404
Tax audit related payments	1,200	1,200	—	—	—
Purchase obligations	3,668	3,668	—	—	—

Total	$11,366	$7,093	$2,610	$1,259	$404

Supplemental Executive Retirement Plan. We have established a Supplemental Executive Retirement Plan (“SERP”) for the provision of retirement benefits to members of our senior management. Under the terms of the plan, participants elect to defer receipt of a portion of their compensation and invest their deferrals in certain mutual funds which are nearly identical to the investment selections offered to participants in our 401(k) retirement plan. Upon a SERP participant’s retirement (or certain other events), we have an obligation to repay the current market value of the participant’s account balance. As of December 31, 2007, we have fully funded the $1.9 million aggregate contractual obligation for future payments to SERP participants. Payouts of our obligations related to the SERP are dependant on when participants leave service and how they elect to receive their accrued benefit payments, which can range from a single lump-sum payment to a 10-year series of payments. Due to the inherent uncertainties in predicting when the SERP obligations will be repaid, they are not included in the above table. The SERP is more fully described in Note 12 of our Notes to Consolidated Financial Statements.

Other Obligations. As of December 31, 2007, we did not hold any long-term debt obligations, long-term purchase obligations or material capital lease obligations.

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

Revenue Recognition. We recognize revenue from our software products in accordance with Statement of Position No. 97-2 Software Revenue Recognition issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Under this accounting standard, revenue is recognized when the following have occurred: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred or a service has been performed, pricing is fixed and determinable, and collectibility is probable. Revenue is recognized as follows: (i) at the time of shipment to customers for perpetually licensed off-the-shelf software products and related telephone support with a duration of 12 months or less sold with the product, (ii) on the percentage-of-completion basis for software products which require significant customization or modification, (iii) as seminars are performed for training and professional development services, (iv) straight-line over the term of the support agreement for other software support agreements, (v) as the service is performed or on a straight-line basis over the contractual period for technical and consulting services and (vi) straight-line over the subscription period for subscription based products and services. Accordingly, management is required to make judgments as to whether pricing is fixed and determinable, whether collectibility is reasonably assured and what the percentage of completion is as of the financial reporting date.

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

Goodwill and Long-Lived Assets. We assess the value of our goodwill on at least an annual basis by comparing its fair value with its carrying value. Fair value is determined primarily based on valuation analysis performed by management using a discounted cash flow methodology. The valuation analysis requires significant judgments and estimates to be made regarding future cash flows. Our estimates could be materially impacted by factors such as competitive forces, customer behavior, product acceptance, specific industry factors and changes in interest rates.

In 2007 and 2006, our laptop revenues decreased primarily as a result of difficulties in integrating the selling operations of AlphaSmart into our overall organization. We believe that our long-term strategies will be successful in returning the laptop line to growth and higher levels of profitability.

We have goodwill of $44.2 million, a trademark of $3.0 million and other intangibles of $2.6 million related to the laptop business. We reviewed the value of these assets for impairment at the end of 2007 and our review indicated that there was no impairment at December 31, 2007. The valuation of any long-lived asset is inherently subjective and dependent on projections of future operating results. If we do not achieve the estimated future operating results, or if other key variables and assumptions change, these assets may be impaired in the future.

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

Taxes. At the end of each interim reporting period, we estimate the effective income tax rate anticipated to be applicable for the full fiscal year. The estimated effective income tax rate contemplates the expected jurisdiction where income is earned (e.g., United States compared to non-United States), the estimated amount of certain tax credits, as well as tax planning strategies. If the actual distribution of taxable income by jurisdiction varies from our expectations, if the actual amount of tax credits varies from our estimates, or if the results of tax planning strategies are different from our estimates, adjustments to the effective income tax rate may be required in the period such determination is made.

We record a liability for uncertain tax positions based on our estimate of the potential exposure. Due to the subjectivity and complex nature of the underlying issues, there is significant inherent uncertainty in these estimates. Actual payments or assessments may differ from our estimates and require tax provision adjustments in future periods.

Recent Accounting Pronouncement

In December 2007, the FASB issued SFAS No. 141(R) Business Combination (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for us on January 1, 2009. SFAS 141R is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for us on January 1, 2009. SFAS 160 is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, (“SFAS 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for us on January 1, 2008 and are not expected to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (“SFAS 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS 157 are effective for us on January 1, 2008 and are not expected to have a material effect on our consolidated financial statements.

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

Market Risk. Our exposure to market risk relates to the quality of the holdings in our investment security portfolio. The fair market value of our investments is subject to increases or decreases in value resulting from the performance of the securities issuer, from upgrades or downgrades in the credit worthiness of the securities issuer, upgrades or downgrades in the credit worthiness and the insurer of the securities and from changes in general market conditions.

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

Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds, and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan (see Note 12 of our Notes to Consolidated Financial Statements). As of December 31, 2007, our investment securities had a market value of approximately $17.2 million and a carrying value of $17.1 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.

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

We have audited the accompanying consolidated balance sheets of Renaissance Learning, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

As described in Note 5 to the Consolidated Financial Statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, Accounting for Stock Based Compensation. As described in Note 8 to the Consolidated Financial Statements, on January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Learning, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 27, 2008

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	2007	2006
	(In Thousands,
	Except Share and
	Per Share Amounts)

ASSETS
Current assets:
Cash and cash equivalents	$7,337	$5,953
Investment securities	8,136	22,525
Accounts receivable, less allowance of $1,072 and $1,133, respectively	8,791	10,528
Inventories	6,273	4,108
Prepaid expenses	2,197	1,896
Income taxes receivable	1,450	1,291
Deferred tax asset	4,406	3,596
Other current assets	300	97

Total current assets	38,890	49,994
Investment securities	8,982	1,625
Property, plant and equipment, net	10,578	11,811
Deferred tax asset	1,587	—
Goodwill	47,065	46,973
Other intangibles, net	5,579	6,124
Capitalized software, net	452	727
Other non-current assets	167	457

Total assets	$113,300	$117,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,011	$2,782
Deferred revenue	35,675	23,751
Payroll and employee benefits	4,184	4,750
Other current liabilities	3,563	3,429

Total current liabilities	45,433	34,712
Deferred revenue	2,707	885
Deferred compensation and other employee benefits	1,933	1,665
Deferred tax liability	—	878
Income taxes payable	5,104	—
Other noncurrent liabilities	136	—

Total liabilities	55,313	38,140
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at December 31, 2007 and 2006	347	347
Additional paid-in capital	52,683	54,125
Retained earnings	102,887	124,290
Treasury stock, at cost: 5,703,450 shares at December 31, 2007; 5,733,130 shares at December 31, 2006	(98,123)	(99,265)
Accumulated other comprehensive income	193	74

Total shareholders’ equity	57,987	79,571

Total liabilities and shareholders’ equity	$113,300	$117,711

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In Thousands, Except Per Share Amounts)

Net Sales:
Products	$84,628	$90,750	$94,296
Services	23,304	20,778	21,987

Total net sales	107,932	111,528	116,283

Cost of sales:
Products	15,673	16,455	12,917
Services	11,830	10,011	8,669

Total cost of sales	27,503	26,466	21,586

Gross profit	80,429	85,062	94,697
Operating expenses:
Product development	18,506	17,291	17,046
Selling and marketing	36,042	33,639	30,778
General and administrative	14,951	16,330	12,989

Total operating expenses	69,499	67,260	60,813

Operating income	10,930	17,802	33,884
Other income:
Interest income	1,009	1,078	1,324
Other, net	169	156	2,170

Income — continuing operations before income taxes	12,108	19,036	37,378
Income taxes — continuing operations	4,541	7,043	13,211

Income — continuing operations	7,567	11,993	24,167
Income — discontinued operations	—	—	584

Net Income	$7,567	$11,993	$24,751

Earnings per share:
Basic
Continuing operations	$0.26	$0.41	$0.78
Discontinued operations	0.00	0.00	0.02

Net income	$0.26	$0.41	$0.80

Diluted
Continuing operations	$0.26	$0.41	$0.78
Discontinued operations	0.00	0.00	0.02

Net income	$0.26	$0.41	$0.80

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

						Accumulated
	Common	Additional			Other	Total
	Stock	Paid-in	Retained	Treasury	Comprehensive	Shareholders’
	Amount(1)	Capital	Earnings	Stock	Income (Loss)	Equity
	(In Thousands)

Balance, December 31, 2004	$347	$54,490	$99,689	$(70,213)	$104	$84,417
Net income	—	—	24,751	—	—	24,751
Foreign currency translation	—	—	—	—	(57)	(57)

Comprehensive income						24,694
Dividends ($.20 per share)	—	—	(6,207)	—	—	(6,207)
Stock repurchased for treasury	—	—	—	(32,374)	—	(32,374)
Treasury shares issued for
purchase of AlphaSmart	—	2,171	—	20,895	—	23,066
Exercise of stock options	—	(350)	—	2,455	—	2,105
Excess tax benefits from share based payment arrangements	—	112	—	—	—	112
Restricted stock grants	—	(392)	—	392	—	—
Shared-based compensation	—	53	—	—	—	53

Balance, December 31, 2005	347	56,084	118,233	(78,845)	47	95,866
Net income	—	—	11,993	—	—	11,993
Foreign currency translation	—	—	—	—	27	27

Comprehensive income						12,020
Dividends ($.20 per share)	—	—	(5,936)	—	—	(5,936)
Stock repurchased for treasury	—	—	—	(22,474)	—	(22,474)
Exercise of stock options	—	(2)	—	18	—	16
Payment for cancellation of stock options		(1,001)	—	—	—	(1,001)
Share-based compensation	—	687	—	—	—	687
Excess tax benefits from share based payment arrangements	—	393	—	—	—	393
Restricted stock grants	—	(2,036)	—	2,036	—	—

Balance, December 31, 2006	347	54,125	124,290	(99,265)	74	79,571
Net income	—	—	7,567	—	—	7,567
Foreign currency translation	—	—	—	—	119	119

Comprehensive income						7,686
Dividends ($.99 per share)	—	—	(28,699)	—	—	(28,699)
Stock repurchased for treasury	—	1	—	(1,435)	—	(1,434)
Exercise of stock options	—	(15)	—	30	—	15
Share-based compensation	—	1,109	—	—	—	1,109
Effect of adoption of new acct principle			(271)			(271)
Excess tax benefits from share based payment arrangements	—	10	—	—	—	10
Restricted stock grants	—	(2,547)	—	2,547	—	—

Balance, December 31, 2007	$347	$52,683	$102,887	$(98,123)	$193	$57,987

(1)	Common Stock, $0.01 par value, 150,000,000 shares authorized.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In Thousands)

Reconciliation of net income to net cash provided by operating activities:
Net income	$7,567	$11,993	$24,751
Income from discontinued operations	—	—	(584)

Income from continuing operations	7,567	11,993	24,167
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	3,838	3,541	3,179
Amortization of investment discounts/premiums	34	163	396
Share-based compensation expense	1,109	687	53
Deferred income taxes	(1,305)	2,719	1,437
Excess tax benefits from share based payment arrangements	(10)	(393)	(112)
Gain on sale of property	30	(4)	(1,798)
Change in assets and liabilities, excluding the effects of acquisitions and divestitures
Accounts receivable	1,737	938	1,903
Inventories	(2,165)	(334)	568
Prepaid expenses	(331)	(291)	(369)
Income taxes	2,715	(975)	(937)
Accounts payable and other liabilities	(1,147)	(1,405)	(483)
Deferred revenue	13,747	5,711	1,821
Other current assets	(203)	293	1,460
Other	337	(375)	128

Cash provided by continuing operating activities	25,953	22,268	31,413
Cash used by discontinued operations	—	—	(116)

Net cash provided by operating activities	25,953	22,268	31,297

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,147)	(2,819)	(2,419)
Purchase of investment securities	(26,441)	(20,040)	(36,866)
Maturities/sales of investment securities	33,746	23,220	71,481
Capitalized software development costs	(203)	(689)	(279)
Proceeds from mortgage note	—	5,909	—
Net proceeds from sale of property	570	23	3,166
Net proceeds from sale of subsidiary	—	—	75
Acquisitions of business, net of cash acquired	—	—	(33,970)

Cash provided by investing activities	5,525	5,604	1,188
Cash used by discontinued operations	—	—	—

Net cash provided by investing activities	5,525	5,604	1,188

Cash flows from financing activities:
Return of capital to minority interest		—	(98)
Proceeds from exercise of stock options	30	16	2,105
Payment for cancellation of stock options		(1,001)	—
Excess tax benefits from share based payment arrangements	10	393	112
Dividends paid	(28,699)	(5,936)	(6,207)
Purchase of treasury stock	(1,435)	(22,474)	(32,374)

Net cash used by financing activities	(30,094)	(29,002)	(36,462)

Net increase (decrease) in cash and cash equivalents	1,384	(1,130)	(3,977)
Cash and cash equivalents, beginning of period	5,953	7,083	11,060

Cash and cash equivalents, end of period	$7,337	$5,953	$7,083

Supplemental cash flow information
Cash paid during the year for —
Income taxes (net of refunds)	$2,979	$5,281	$11,121

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Consolidation

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

Our educational software covers a wide range of subject areas including reading, early literacy, math, writing, vocabulary and language acquisition. We provide customized assessment software to educational publishers, which supports many of the popular textbook series used in K-12 and post-secondary educational institutions. Our flagship product is Accelerated Reader, which provides educators with information for motivating and monitoring increased literature-based reading practice and to support instruction. Our other software and service brands include: STAR Reading, STAR Early Literacy, Read Now Power Up!, Accelerated Math, STAR Math, MathFacts in a Flash and English in a Flash.

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

We offer a full line of professional service and support solutions that integrate with, complement, and enhance the effectiveness of, our products. Sold separately or bundled with our products to provide a complete solution, our service offerings include professional development and product training seminars and conferences, report and data analysis, program evaluation, guided implementation, remote web-based training, software support, software installation, database conversion and integration services, and application hosting.

(4)	Acquisition

On June 27, 2005, we acquired all of the outstanding common stock of AlphaSmart, Inc. (“AlphaSmart”), a provider of laptop computing devices for K-12 schools. The results of AlphaSmart’s operations are included in our consolidated financial statements since that date. AlphaSmart products are easy-to-use laptop computing devices that run curriculum-specific software focused on skills improvement and real-time formative assessments. The units offer schools the ability to provide students with significantly improved access to portable computing at a fraction of the cost of conventional personal computers.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate purchase price was approximately $58 million, which consisted of $34 million in cash, $23 million of our common stock (1,157,355 shares) and $1 million of transaction costs. The purchase price was allocated to the assets acquired and liabilities assumed according to their estimated fair values. The values assigned to tradename and customer relationships are based on an independent appraisal. The tradename has an indefinite life and is not amortized. The customer relationships intangible has a 10-year estimated useful life and is being amortized on an accelerated method (Note 6).

The following table includes our pro forma results of operations for the twelve months ended December 31, 2005. The pro forma financial information summarizes the results of operations for the period indicated as if the AlphaSmart acquisition had occurred at the beginning of 2005. The pro forma information contains the actual operating results of AlphaSmart with the results prior to the acquisition date adjusted to include the pro forma impact of: the amortization of intangible assets, lower interest income as a result of the sale of available-for-sale securities to fund the acquisition and the elimination of merger related costs. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition occurred at the beginning of 2005.

Twelve Months Ended
December 31, 2005
(In Thousands, Except
Per Share Amounts)

Net sales	$131,576
Income from continuing operations	24,104
Earnings per share from continuing operations
Basic earnings per share	$0.75
Diluted earnings per share	0.75

(5)	Significant accounting policies

(a)	Use of estimates

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

We recognize revenue from our software products in accordance with Statement of Position No. 97-2 Software Revenue Recognition (“SOP 97-2”) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Revenues are recorded net of an allowance for estimated returns. Allowances for bad debts are also recorded at the time of the sale.

Product revenue is derived primarily from the sale of educational software and hardware. Revenue from sales of hardware is generally recognized when the product is shipped to the customer. Revenue recognition from sales of our software depends on whether the software is: (i) off-the-shelf or customized and (ii) whether it is licensed on a perpetual basis or as a subscription. We recognize revenue from off-the-shelf perpetually licensed software sales upon shipment to customers. Subscription-based software sales are recognized as revenue on a straight-line basis over the subscription period. Sales of software that require substantial modification or customization are recognized as revenue using the percentage-of-completion method of accounting. Revenues and deferred revenues from software that require substantial modification or customization are not significant in any of the years presented.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Service revenue is derived from (i) product support services, (ii) professional development and product training seminars and conferences, (iii) application hosting, (iv) technical services, (v) consulting and (vi) other remote services. Product support services included with sales of perpetually licensed software have a duration of 12 months or less and the associated revenue is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from professional development and product training seminars and conferences is recognized when the seminar or conference is held. Revenue from other product support services and application hosting is initially recorded as deferred revenue and then recognized as revenue on a straight-line basis over the term of the agreement, typically 12 months. Revenue from technical services, consulting and other remote services is recognized as the services are performed or on a straight-line basis over the contractual period.

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

Cash amounts on deposit at banks and highly liquid debt instruments purchased with an original maturity date of three months or less are included in cash and cash equivalents. Cash and cash equivalents consisted solely of cash and time deposits at December 31, 2007 and 2006.

(e)	Investment securities

We classify our investment securities as “held-to-maturity,” “available for sale” or “trading” in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115).

Debt securities have an original maturity of more than three months and a remaining maturity of less than 24 months. Our investments in debt securities consist of auction rate securities and municipal bonds. Municipal bonds are classified as held-to-maturity and are carried at amortized cost. The fair value of our debt securities listed below is based on quoted market prices.

Auction rate securities are classified as available for sale. Auction rate securities are liquid investments with interest rates that are reset through a “Dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. The underlying securities have long-term maturities. Our auction rate securities are stated

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at cost, which closely approximates fair market value and, therefore, there were no unrealized gains or losses related to these securities included in accumulated other comprehensive income (loss).

The equity securities we own are held for the purpose of funding our Supplemental Executive Retirement Plan (“SERP”), as further described in Note 12. These equity securities are classified as trading and are therefore carried at their current fair value based on quoted market prices. Our investments in equity securities consist entirely of various mutual fund shares in amounts that conform to the aggregate investment selections of the participants in the SERP.

Investment securities consisted of the following at December 31:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In Thousands)

Debt securities due in less than 1 year:
Auction rate securities	$2,500	$2,500	$20,025	$20,025
Municipal bonds	5,636	5,654	2,500	2,496

Current investment securities	8,136	8,154	22,525	22,521

Debt securities due in 1 to 2 years:
Municipal bonds	7,051	7,078	—	—
Equity securities:
Mutual fund investments	1,931	1,931	1,625	1,625

Non-current investment securities	8,982	9,009	1,625	1,625

Total investment securities	$17,118	$17,163	$24,150	$24,146

(f) Inventories

Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Inventories primarily consist of purchased materials which include laptop computing devices, optical-mark card scanners, interactive response systems, educational products, training materials, manuals, and motivational items.

(g)	Advertising costs

Advertising costs are expensed as the advertising takes place. Advertising expenses for 2007, 2006 and 2005 were approximately $4.6 million, $6.5 million and $8.2 million, respectively.

(h)	Property, plant and equipment

Property, plant and equipment are recorded at cost and are depreciated over their estimated useful lives using principally the straight-line method for financial reporting purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that significantly extend the useful life of an asset are added to the plant and equipment accounts. Depreciation expense was $2.8 million, $2.5 million and $2.1 million for 2007, 2006 and 2005, respectively.

The estimated useful lives for property, plant and equipment are as follows: buildings-25 to 40 years; furniture, fixtures and office equipment-5 to 8 years; computer and production equipment-3 to 5 years; vehicles-5 years; and leasehold improvements-the lease term.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net property, plant and equipment consisted of the following at December 31:

	2007	2006
	(In Thousands)

Land and improvements	$1,146	$1,219
Buildings	9,587	9,967
Furniture, fixtures and office equipment	4,772	4,694
Computer and production equipment	12,870	11,474
Other	1,490	1,713

Total property, plant and equipment	29,865	29,067
Less — accumulated depreciation and amortization	19,287	17,256

Property, plant and equipment, net	$10,578	$11,811

(i)	Software development costs

We capitalize certain software development costs incurred after technological feasibility is achieved. Capitalized costs are reported at the lower of amortized cost or net realizable value. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over the estimated economic life of the products, which is generally estimated to be 24 months. Amortization begins when the products are available for general release to customers. All other research and development expenditures are charged to product development expense in the period incurred. When capitalized software is fully amortized, the balance is removed from the capitalized software and accumulated amortization accounts. Amounts capitalized were approximately $0.2 million, $0.7 million and $0.3 million in 2007, 2006 and 2005, respectively. Amortization expense of approximately $0.5 million, $0.4 million and $0.5 million for 2007, 2006 and 2005, respectively, is included in cost of sales-products in the consolidated statements of income. At December 31, 2007 and 2006, accumulated amortization of capitalized software development costs was $0.4 million and $1.3 million, respectively.

(j)	Sales and concentration of credit risks

We grant credit to our customers in the ordinary course of business. The majority of our customers are schools or school districts, although we do sell some of our products through resellers. Concentrations of credit risk with respect to trade receivables are limited due to the significant number of customers and their geographic dispersion. In 2007, 2006, and 2005, no single customer represented more than 10% of net sales.

(k)	Share-based compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payments (“SFAS 123R”), using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As such, prior periods will not reflect restated amounts.

Prior to January 1, 2006, we elected to follow the intrinsic value based method of accounting for stock options consistent with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) and to provide the pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. Under the intrinsic value method, compensation cost for stock options is measured by the excess, if any, of the quoted price of our stock at the measurement date over the exercise price.

No stock-based employee compensation expense related to stock options or our stock purchase plans was reflected in net income prior to January 1, 2006. SFAS 123R requires us to report the tax benefit from the tax

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow. Restricted shares or restricted stock units are granted to certain employees and our directors. For employees, restricted stock awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board. Restricted stock awards to employees are expensed over the vesting period and those made to our non-employee directors are expensed when granted.

During the year ended December 31, 2007, we recognized approximately $1.1 million in share-based compensation expense related primarily to restricted stock and to a lesser extent, stock options as compared to $0.7 million in 2006. Cash received from stock option exercises was approximately $17,000 in 2007 and $16,000 in 2006. The total income tax benefit recognized related to share-based compensation, which is recorded in additional paid-in capital, was approximately $10,000 and $393,000 for the years ended December 31, 2007 and 2006, respectively.

The Black-Scholes option-pricing model was used to compute the fair value of each option granted for purposes of the pro forma disclosures required by SFAS 123R. Had compensation cost in 2005 been determined for the stock option grants based on the fair value method set forth under SFAS 123R, prior to its adoption, net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

2005
(In Thousands, Except
Per Share Amounts)

Net Income, as reported	$24,751
Add: share based compensation included in reported net income, net of tax	33
Deduct: total share-based compensation expense determined under fair-value based method for all awards, net of tax	2,518
Pro forma net income	$22,266
Basic earnings per share:
As reported	$0.80
Pro forma	0.72
Diluted earnings per share:
As reported	$0.80
Pro forma	0.72
The per share weighted average fair value of options granted under the plan during the year is:	$10.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006	2005

Dividend yield	2.01%	1.39%	1.01%
Expected volatility	48.21%	55.00%	57.08%
Risk-free interest rate	4.37%	4.66%	4.00%
Expected life (in years)	5	5	5

In April 2005, our Board of Directors approved the acceleration of vesting of the unvested stock options under our 1997 Stock Incentive Plan. This resulted in options to purchase approximately 438,000 shares of our common stock becoming immediately exercisable. All of the unvested stock options for which vesting was accelerated were “underwater,” with exercise prices greater than the closing price of our common stock on the date of acceleration. Vesting of the options was accelerated as part of our plan to transition the equity-based portion of our executive compensation plan from stock options to grants of restricted stock, which we believe will be a more effective performance incentive and retention tool. Also, accelerated vesting of the options produced a more favorable impact

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on our future results of operations in light of SFAS 123R. Early vesting of these options resulted in approximately $1.0 million less future compensation expense that would otherwise have been recognized over the remaining life of the options beginning on January 1, 2006.

(l)	Earnings per common share

Earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share (“SFAS 128”). Basic earnings per common share (“Basic EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued and shares reacquired during the period are weighted for the portion of the period they were outstanding.

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

The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an antidilutive effect on earnings per share. Consequently, stock options with an exercise price greater than the average market price for the period are not included in the computation of potentially dilutive common shares. For the years ended December 31, 2007, 2006 and 2005, there were approximately 833,000, 829,000 and 895,000, respectively, antidilutive options excluded from the computation of diluted earnings per share.

The weighted average shares outstanding are as follows:

	2007	2006	2005

Basic weighted average shares outstanding	28,792,337	29,551,309	30,966,501
Dilutive effect of outstanding stock options	2,982	7,626	63,151
Dilutive effect of restricted shares	31,301	10,325	20

Diluted weighted average shares outstanding	28,826,620	29,569,260	31,029,672

(m)	Income taxes

We account for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires an asset and liability based approach to accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between financial and tax accounting of revenue and expense items (see Note 7). Valuation allowances are provided when it is anticipated that a deferred tax asset is not likely to be fully realized. Effective January 1, 2007, we adopted Financial Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) and account for liabilities related to uncertain tax positions in accordance with its provisions (see Note 8).

(n)	Comprehensive income (loss)

Our comprehensive income (loss) includes foreign currency translation adjustments, which are included in accumulated other comprehensive income in the consolidated statements of shareholders’ equity. At December 31, 2007, 2006 and 2005, accumulated other comprehensive income consisted entirely of foreign currency translation adjustments, which resulted from translation of the balance sheets of our international operations to U.S. dollars using the exchange rate in effect on the balance sheet date.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o)	Shipping and handling revenues and costs

We include shipping and handling fees billed to customers in net sales. The related shipping and handling costs are included in cost of sales.

(p)	Sales, use and value added taxes

We do not include sales, use, value added or similar taxes billed to customers in net sales.

(q)	Product warranty and support obligations

We recognize expense for the estimated costs of hardware warranties and software support at the time the related revenue is recognized. For hardware warranty, we estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions vary depending upon the product sold, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years. For software warranty, we estimate the costs to provide customers with service during the term of the support period. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty and support liabilities and adjust the amounts as necessary.

The changes in our aggregate product warranty and support liabilities were as follows:

(In Thousands)

Balance at December 31, 2005	$1,297
Amount expensed for new warranty and support obligations and changes in estimates for pre-existing obligations	4,375
Cost of warranty and support provided during the year	(4,477)

Balance at December 31, 2006	1,195
Amount expensed for new warranty and support obligations and changes in estimates for pre-existing obligations	4,571
Cost of warranty and support provided during the year	(4,463)

Balance at December 31, 2007	$1,303

(6)	Goodwill and other intangible assets

Under Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), we are required to assess goodwill and other intangibles with indefinite lives at least annually for impairment by applying a fair-value-based test. We completed this testing in 2007 and 2006, and found no instances of impairment.

The following table summarizes the change in goodwill during 2005, 2006 and 2007:

(In Thousands)

Balance at December 31, 2005	45,906
Acquisition — final allocation adjustment	1,066
Currency translation	1

Balance at December 31, 2006	$46,973
Currency translation	92

Balance at December 31, 2007	$47,065

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2007, 2006, and 2005, we recognized amortization expense of $0.5 million, $0.7 million and $0.6 million, respectively, on other intangibles with finite lives. The tradename has an indefinite life and therefore is not amortized. The customer relationships intangible has a 10-year estimated useful life and is being amortized on an accelerated method. Intangible amortization expense is estimated to be $0.5 million, $0.4 million, $0.3 million, $0.3 million and $0.3 million for 2008, 2009, 2010, 2011 and 2012, respectively.

Other intangibles consisted of the following:

	December 31, 2007			December 31, 2006
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(In Thousands)

Tradename	$3,000	$—	$3,000	$3,000	$—	$3,000
Customer relationships	4,150	1,571	2,579	4,150	1,026	3,124

Other intangibles	$7,150	$1,571	$5,579	$7,150	$1,026	$6,124

(7)	Income taxes

The provision for income taxes from continuing operations consisted of:

	2007	2006	2005
	(In Thousands)

Current tax provision:
U.S. federal	$5,081	$3,783	$9,840
State and local	696	518	1,850
Foreign	69	23	84

Total current tax provision	5,846	4,324	11,774

Deferred tax provision:
U.S. federal	(1,231)	2,571	1,329
State and local	(74)	148	108

Total deferred tax provision	(1,305)	2,719	1,437

Provision for income taxes	$4,541	$7,043	$13,211

Effective rate reconciliation:

	2007		2006		2005
			(In Thousands)

Income tax provision at statutory tax rate	$4,239	35.0%	$6,663	35.0%	$13,083	35.0%
State and local taxes, net of federal tax benefit	379	3.1%	433	2.3%	1,273	3.4%
Federal tax credits and exclusions	(469)	(3.9)%	(82)	(0.4)%	(327)	(0.9)%
Resolution of prior period tax matters	—	0.0%	—	0.0%	(658)	(1.8)%
Provision for uncertain tax positions	507	4.2%	171	0.9%	(121)	(0.3)%
Other	(115)	(0.9)%	(142)	(0.8)%	(39)	(0.1)%

Provision for income taxes	$4,541	37.5%	$7,043	37.0%	$13,211	35.3%

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets consisted of the following at December 31:

	2007	2006
	(In Thousands)

Current deferred tax assets:
Deferred revenue	$1,768	$1,062
Expenses not currently deductible	2,638	2,534

Net current deferred tax assets	4,406	3,596

Noncurrent deferred tax assets (liabilities):
Deferred revenue	104	32
Expenses not currently deductible	2,401	86
Depreciation and amortization	495	388
Intangibles	(1,413)	(1,384)

Net noncurrent deferred tax asset (liability)	1,587	(878)

Total deferred tax assets	$5,993	$2,718

(8) Uncertain Tax Positions

We file income tax returns with the U.S., various states and certain foreign jurisdictions. Our most significant jurisdictions are the U.S. and the state of Wisconsin. We are no longer subject to examinations by the U.S. for years before 2004. For Wisconsin and the remaining jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years before 2003. We are not currently under examination by the Internal Revenue Service. We are currently under examination by the State of Wisconsin for 2003 through 2006.

Effective January 1, 2007, we adopted FIN 48. This interpretation provides specific guidance on how enterprises recognize and measure tax benefits associated with uncertain tax positions. As a result of the adoption of FIN 48, we recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We classify interest and penalties related to unrecognized tax benefits as income tax expense. During the year ended December 31, 2007, we recognized approximately $0.3 million of tax expense related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Tax	Interest & penalties	Total
	(In Thousands)

Balance at January 1, 2007	$3,034	$1,159	$4,193
Additions for tax positions related to the current year	730	40	770
Additions for tax positions of prior years	61	265	326
Reductions due to lapse of applicable statute of limitations	(55)	(17)	(72)
Settlements	(81)	(32)	(113)

Balance at December 31, 2007	$3,689	$1,415	$5,104

Included in the unrecognized tax benefits of $3.7 million at December 31, 2007 is $2.5 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We do not anticipate that our total amount of unrecognized tax benefits will significantly change during 2008 or that we will be required to make any payments related to tax positions that will have a significant adverse impact on our financial position, results of operations or shareholders’ equity.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Lines of credit

We have a $15.0 million secured revolving line of credit with a bank, which is available until May 31, 2009. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2009. The line of credit bears interest based on the prime rate less 1.0%. As of December 31, 2007 and 2006, the lines of credit had not been used.

(10)	Lease commitments

We are party to various operating leases for office and warehouse facilities we occupy to carry out our business operations. Certain of these leases provide for scheduled rent increases based on price-level factors. We have not entered into leases that call for contingent rent. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Approximate rent expense for 2007, 2006 and 2005 was $2.2 million, $2.0 million and $0.9 million, respectively.

Future approximate minimum rental payments (including estimated operating costs) required under operating leases as of December 31, 2007 are as follows:

(In Thousands)

2008	$2,225
2009	1,508
2010	1,102
2011	716
2012	543
After 2012	404

$6,498

(11) Litigation

We are subject to various claims and proceedings covering a wide range of matters that arise in the ordinary course of business activities. We believe that any liability that may ultimately arise from the resolution of these matters will not have a material adverse effect on our financial position, results of operations or shareholders’ equity.

(12)	Retirement plans

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

Employer matching contributions are currently $0.75 for each $1.00 contributed by a participant and are limited to a maximum of 4.5% of a participant’s pretax compensation. For those employees participating in the

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SERP, the maximum employer contribution is determined on a combined basis with the 401(k) plan. Discretionary employer contributions may also be made to the plans. No discretionary contributions were made to the plans in 2007, 2006 or 2005.

SERP participants elect to defer receipt of a portion of their compensation and invest their deferrals in certain mutual funds, which are nearly identical to the investment selections offered to participants in our 401(k) plan. The liability for the SERP is included in deferred compensation and other employee benefits. The SERP is fully funded and the related investments are classified as investment securities on our consolidated balance sheets. Our liability for the SERP was $1.9 million at December 31, 2007 and $1.6 million, at December 31, 2006.

The following summarizes our expense under these retirement plans:

	2007	2006	2005
	(In Thousands)

Employer matching contribution — 401(k) Plan	$1,459	$1,318	$1,027
Employer matching contribution — SERP	18	15	16

Total	$1,477	$1,333	$1,043

(13) Stock incentive plan

We have established the 1997 Stock Incentive Plan (the “Plan”) for our officers, key employees, non-employee directors and consultants. A combined maximum of 6,000,000 options, stock appreciation rights (“SARs”) and share awards may be granted under the plan. No incentive stock options (“ISOs”) or SARs have been granted under the Plan. At December 31, 2007, there were approximately 2.2 million shares available for issuance under our 1997 Stock Incentive Plan.

(a) Stock option awards — Options granted under the Plan may be in the form of nonqualified stock options (“NSOs”) or ISOs which comply with Section 422 of the Internal Revenue Code. The exercise price of the options is the market value of our common stock at the date of grant. Options become exercisable ratably over their respective vesting period which ranges from immediate vesting up to a four year vesting period. The options expire 10 years from the grant date.

A summary of stock option activity under the plan is as follows:

	2007		2006			2005
		Weighted			Weighted		Weighted
		average			average		average
		exercise			exercise		exercise
	Shares	price	Shares		price	Shares	price

Outstanding at beginning of year	895,516	$22.96	1,519,820		$22.42	1,625,038	$22.85
Granted	11,551	12.37	9,616		14.86	223,044	20.58
Exercised	(1,755)	8.88	(241,149	)*	13.54	(135,880)	15.49
Forfeitures	(25,015)	23.06	(392,771)		26.47	(192,382)	28.82

Outstanding at end of year	880,297	22.85	895,516		22.96	1,519,820	22.42

Options exercisable at end of year	880,297	$22.85	893,297		$22.98	1,515,381	$22.44

*	Includes 240,119 of shares related to payment of $1,000,501 to cancel in-the-money options, primarily of the company’s former chief executive officer in 2006.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2007:

	Exercisable and Outstanding Options
		Weighted Average	Weighted
Range of	Options	Remaining	Average
Exercise price	Outstanding	Contractual Life	Exercise Price

$8.00 to $16.00	76,599	3.26	$12.59
$16.01 to $22.00	420,093	4.07	17.82
$22.01 to $29.00	95,819	6.41	24.48
$29.01 to $34.00	186,427	3.42	60.63
$34.01 to $40.00	100,825	2.92	35.46
$40.01 to $52.00	534	3.55	51.49

$8.00 to $51.58	880,297	3.99	$22.85

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

Unearned restricted stock compensation is recorded based on the market price on the grant date and is expensed equally over the vesting period. In 2007, 153,401 restricted shares were granted at a weighted average market price at the grant date of $12.93 and compensation expense related to restricted shares was approximately $1.0 million for the year. In 2006, 125,056 restricted shares were granted at a weighted average market price at the grant date of $14.16 and compensation expense related to restricted shares was approximately $0.6 million for the year. In 2005, 23,409 restricted shares were granted at a weighted average market price at the grant date of $22.70 and compensation expense related to restricted shares was $53,000 for the year.

(14)	Shareholders’ equity

On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares of common stock. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for share-based employee compensation plans and for other general corporate purposes. Since initial authorization was granted, we have repurchased 7.8 million common shares of common stock at a cost of $134.8 million under this repurchase program.

A summary of stock repurchase activity is as follows:

			Aggregate annual
		Weighted average	cost of
	Number of shares	repurchased price	repurchased
	repurchased	per share*	stock*

2007	117,480	$12.22	$1,435,099
2006	1,461,216	$15.38	$22,474,628
2005	1,837,231	$18.00	$32,373,719

*	Includes broker commission

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

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Segment reporting

Statement of Financial Accounting Statement No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers. The method of determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. In addition, SFAS 131 applies both qualitative and quantitative aggregation rules to operating segments in order to determine the final reportable segments. Under SFAS 131, we have one reportable segment. Foreign market operations are not significant at this time.

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

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)

2007
Net sales	$26,688	$27,177	$25,809	$28,258
Gross profit	20,118	20,244	18,969	21,098
Operating income	1,805	3,161	1,898	4,066
Income — before income taxes	2,107	3,485	2,188	4,328
Income taxes	790	1,307	821	1,623
Net income	1,317	2,178	1,367	2,705
Earnings per share:
Basic and diluted	0.05	0.08	0.05	0.09
Common stock price per share:
High	17.94	13.29	13.81	15.75
Low	12.51	10.97	10.92	11.37

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)

2006
Net sales	$31,117	$29,319	$25,167	$25,925
Gross profit	23,983	22,462	18,768	19,849
Operating income	5,240	7,076	2,987	2,499
Income — before income taxes	5,522	7,419	3,303	2,792
Income taxes	2,043	2,745	1,222	1,033
Net income	3,479	4,674	2,081	1,759
Earnings per share:
Basic and diluted	0.12	0.16	0.07	0.06
Common stock price per share:
High	19.96	17.21	15.19	18.76
Low	15.98	12.64	10.61	13.71

Earnings per share amounts for each quarter are required to be calculated independently and therefore may not total to the amount calculated for the year.

(17)	Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for us on January 1, 2009. SFAS 141R is not expected to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for us on January 1, 2009. SFAS 160 is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for us on January 1, 2008 and are not expected to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS 157 are effective for us on January 1, 2008 and are not expected to have a material effect on our consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Discontinued operations

In February 2005, we consummated the sale of our Generation21 subsidiary, a non-core part of our business, for $75,000. The results of Generation21 for all periods presented in our consolidated financial statements are reflected as discontinued operations.

Results of discontinued operations consist of the following:

2005
(In Thousands)

Operating loss	$(192)
Income tax benefit	76

Loss from operations, net	(116)

Loss on disposal	(642)
Tax benefit on disposal	1,342

Gain on disposal, net	700

Gain from discontinued operations, net	$584

(19)	Subsequent event

On February 6, 2008 our Board of Directors declared a quarterly cash dividend of $0.07 per share. The board also authorized the purchase of an additional 1.0 million shares under the stock repurchase program. With this authorization, we may repurchase an additional 1.2 million shares as of that date.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

There has been no change in our internal control over financial reporting that has occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007 and during the year then ended.

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

(a) Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b) Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2008 under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c) Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2008 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d) Code of Ethics. We have adopted a code of ethics pursuant to Item 406 of Regulation S-K. A copy of our code of ethics is incorporated by reference herein (see Exhibit 14.1 of Exhibit Index).

(e) Audit Committee and Audit Committee Financial Expert. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2008 under the caption “Proposal One: Election of Directors - Audit Committee,” which information is incorporated by reference herein.

Item 11.	Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2008 under the captions “Executive Compensation,” “Non-Employee Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2008 under the caption “Security Ownership of Management and Certain Beneficial Owners,” which information is incorporated by reference herein.

The information required by Item 201(d) of Regulation S-K is set forth below.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information about shares of our common stock outstanding and available for issuance under our existing equity compensation plans, which consist of our 1997 stock incentive plan and our 1998 employee stock purchase plan (this latter plan is currently inactive). The table details securities authorized for issuance under our equity compensation plans as of December 31, 2007. The table below does not include awards, exercises or cancellations under our equity compensation plans subsequent to December 31, 2007.

Number of Securities
Available for Future
	Number of Securities		Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan category	Warrants and Rights	Warrants and Rights	in First Column)

Equity compensation plans approved by security holders	880,297	$22.85	2,426,597	(1)
Equity compensation plans not approved by security holders(2)	N/A	N/A	N/A

Total	880,297	$22.85	2,426,597

(1)	Of the 6,000,000 shares authorized for issuance under our 1997 stock incentive plan, 2,187,203 remain available for future issuance as of December 31, 2007. Under our 1998 employee stock purchase plan (ESPP), 239,394 shares remain available for future issuance. We did not offer the ESPP to employees in 2007 and do not intend to offer the plan to employees in 2008.

(2)	Both of the company’s equity compensation plans have been approved by shareholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2008 under the caption “Certain Relationships and Transactions,” which information is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2008 under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
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

Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Terrance D. Paul Terrance D. Paul	Chief Executive Officer (Principal Executive Officer) and a Director	February 27, 2008

/s/ Mary T. Minch Mary T. Minch	Senior Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 27, 2008

Directors:	Judith A. Paul, Addison L. Piper, John H. Grunewald, Gordon H. Gunnlaugsson, Harold E. Jordan and Judith A. Ryan

By:	/s/ Mary T. Minch Mary T. Minch Attorney-In-Fact*	February 27, 2008

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

Exhibit Index

Exhibit
Number	Exhibit

3.1	Amended and Restated Articles of Incorporation of Registrant, as amended.(1)
3.2	Amended and Restated By-Laws of Registrant, as amended.(2)
4.1	Form of Stock Certificate.(3)
10.1	Amended and Restated Employee Stock Purchase Plan.(4)*
10.2	1997 Stock Incentive Plan (Amended and Restated Effective April 16, 2003).(5)*
10.3	Incentive Bonus Plan.(6)*
10.4	Form of Nonstatutory Stock Option Agreement between Registrant and certain employees and consultants.(7)*
10.5	Form of Nonstatutory Stock Option Agreement between Registrant and certain non-employee directors.(7)*
10.6	Form of Restricted Stock Agreement with certain executive officers.(8)*
10.7	Form of Restricted Stock Agreement with certain non-employee directors.(8)*
10.8	Form of Restricted Stock Unit Agreement with certain non-employee directors.(9)*
10.9	Form of Non-Employee Director Indemnification Agreement.(10)
10.10	Credit Agreement dated as of October 1, 2007 by and between Registrant and Wells Fargo Bank, National Association.(11)
14.1	Code of Business Conduct and Ethics.(12)
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Directors’ Powers of Attorney.
31.1	Section 302 Certification by Terrance D. Paul, Chief Executive Officer.
31.2	Section 302 Certification by Mary T. Minch, Chief Financial Officer.
32.1	Section 906 Certification by Terrance D. Paul, Chief Executive Officer.
32.2	Section 906 Certification by Mary T. Minch, Chief Financial Officer.
99.1	Schedule II — Valuation and Qualifying Accounts.

(1)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 0-22187).

(2)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 0-22187).

(3)	Incorporated by reference to Registrant’s Amendment No. 2 to Form 8-A filed on August 9, 2006 (SEC File No. 0-22187).

(4)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-22187).

(5)	Incorporated by reference to Registrant’s Form S-8 filed on April 18, 2003 (SEC File No. 333-104622).

(6)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2003 (SEC File No. 0-22187).

(7)	Incorporated by reference to Registrant’s Form 8-K filed on March 7, 2005 (SEC File No. 0-22187).

(8)	Incorporated by reference to Registrant’s Form 8-K filed on May 10, 2006 (SEC File No. 0-22187).

(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006 (SEC File No. 0-22187).

(10)	Incorporated by reference to Registrant’s Form 8-K filed on January 29, 2007 (SEC File No. 0-22187).

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 0-22187).

(12)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 0-22187).

*	Management contract or compensatory plan or arrangement.

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