Form 10-Q
period 2008-03-31
RENAISSANCE LEARNING INC
filed 2008-05-05
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2008.
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Common Stock, $0.01 par value	29,095,703

RENAISSANCE LEARNING, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
-Index-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2008	2007
	(In Thousands, Except Share and Per Share Amounts)

ASSETS
Current assets:
Cash and cash equivalents	$7,975	$7,337
Investment securities	7,786	8,136
Accounts receivable, less allowance of $1,100	9,477	8,791
Inventories	5,981	6,273
Prepaid expenses	1,976	2,197
Income taxes receivable	137	1,450
Deferred tax asset	4,432	4,406
Other current assets	268	300

Total current assets	38,032	38,890
Investment securities	6,955	8,982
Property, plant and equipment, net	10,186	10,578
Deferred tax asset	1,551	1,587
Goodwill	47,241	47,065
Other intangibles, net	5,456	5,579
Capitalized software, net	612	452
Other non-current assets	189	167

Total assets	$110,222	$113,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,193	$2,011
Deferred revenue	30,682	35,675
Payroll and employee benefits	4,424	4,184
Other current liabilities	3,693	3,563

Total current liabilities	41,992	45,433
Deferred revenue	2,723	2,707
Deferred compensation and other employee benefits	1,543	1,933
Income taxes payable	4,721	5,104
Other noncurrent liabilities	100	136

Total liabilities	51,079	55,313
Shareholders’ equity:
Common stock, $.01 par value; shares authorized: 150,000,000; issued: 34,736,647 shares at March 31, 2008 and December 31, 2007	347	347
Additional paid-in capital	52,747	52,683
Retained earnings	103,475	102,887
Treasury stock, at cost: 5,673,141 shares at March 31, 2008; 5,703,450 shares at December 31, 2007	(97,598)	(98,123)
Accumulated other comprehensive income	172	193

Total shareholders’ equity	59,143	57,987

Total liabilities and shareholders’ equity	$110,222	$113,300

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months
	Ended March 31,
	2008	2007
	(In Thousands, Except Per Share Amounts)

Net sales:
Products	$22,205	$21,701
Services	7,181	4,987

Total net sales	29,386	26,688

Cost of sales:
Products	4,035	3,703
Services	3,762	2,867

Total cost of sales	7,797	6,570

Gross profit	21,589	20,118
Operating expenses:
Product development	4,032	5,065
Selling and marketing	9,373	9,406
General and administrative	4,129	3,842

Total operating expenses	17,534	18,313

Operating income	4,055	1,805
Other income, net	168	302

Income before taxes	4,223	2,107
Income taxes	1,605	790

Net income	$2,618	$1,317

Earnings per share:
Basic	$0.09	$0.05
Diluted	$0.09	$0.05

Cash dividends declared per share	$0.07	$0.05
See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,618	$1,317
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	964	957
Amortization of investment discounts/premiums	29	2
Share-based compensation expense	383	330
Deferred income taxes	9	(3)
Loss on sale of property	—	5
Excess tax benefits from share based payment arrangements	(13)	—
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(687)	(859)
Inventories	291	(1,287)
Prepaid expenses	251	36
Income taxes	943	788
Accounts payable and other liabilities	1,517	620
Deferred revenue	(4,977)	452
Other current assets	32	(43)
Other	(365)	268

Net cash provided by operating activities	995	2,583

Cash flows from investing activities:
Purchase of property, plant and equipment	(345)	(416)
Purchase of investment securities	—	(11,367)
Maturities/sales of investment securities	2,000	16,625
Capitalized software development costs	(267)	—

Net cash provided by investing activities	1,388	4,842

Cash flows from financing activities:
Proceeds from exercise of stock options	293	—
Excess tax benefits from share based payment arrangements	13	—
Dividends paid	(2,030)	(1,451)
Purchase of treasury stock	(21)	(204)

Net cash used by financing activities	(1,745)	(1,655)

Net increase in cash and cash equivalents	638	5,770
Cash and cash equivalents, beginning of period	7,337	5,953

Cash and cash equivalents, end of period	$7,975	$11,723

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Consolidation
The condensed consolidated financial statements include the financial results of Renaissance Learning, Inc. and our subsidiaries.
2. Basis of Presentation
The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”), which is on file with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.
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
The weighted average shares outstanding are as follows:

	Three Months Ended March 31,
	2008	2007
Basic weighted average shares outstanding	28,759,046	28,858,799
Dilutive effect of outstanding stock options	3,624	6,004
Dilutive effect of restricted shares	80,261	16,473

Diluted weighted average shares outstanding	28,842,931	28,881,276

For the three months ended March 31, 2008 and 2007, there were 782,201 and 830,108 outstanding stock options, respectively, excluded from the calculation of diluted earnings per share because their effect was antidilutive. These options could be dilutive in the future.
4. Comprehensive Income
Total comprehensive income was $2.6 million and $1.3 million in the first quarter of 2008 and 2007, respectively. Our comprehensive income includes net income and foreign currency translation adjustments.
5. Goodwill and Other Intangible Assets
In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized and we are required to assess goodwill at least annually for impairment by applying a fair value-based test. Other intangibles consist of customer relationships and tradename, which were acquired in connection with the purchase of AlphaSmart, Inc. (“AlphaSmart”). The tradename has an indefinite life and therefore is not amortized. The customer relationships intangible is amortized over its useful life of ten years, on the declining balance method.
For the three months ended March 31, 2008 and 2007, we recognized amortization expense of $123,000 and $149,000, respectively. Other intangibles consisted of the following:

	March 31, 2008			December 31, 2007
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In Thousands)
Tradename	$3,000	$—	$3,000	$3,000	$—	$3,000
Customer relationships	4,150	1,694	2,456	4,150	1,571	2,579

	$7,150	$1,694	$5,456	$7,150	$1,571	$5,579

6. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. We adopted the provisions of SFAS 157, related to financial assets and financial liabilities on January 1, 2008. All financial assets and financial liabilities are valued using level 1 inputs. Thus, the adoption had no impact on our consolidated financial statements.
7. Share Based Compensation
There were no options to purchase our common stock granted during the three months ended March 31, 2008. Options to purchase 5,291 shares of our common stock were granted in the three months ended March 31, 2007. The exercise prices for all options are equal to the fair market value of our common stock on the date the options were granted.
Restricted stock awards, consisting of restricted shares and restricted share units, are granted to certain employees and our non-employee directors. For employees, restricted stock awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board. Restricted stock awards to employees are expensed over the vesting period, and those made to our non-employee directors are expensed when granted. We granted restricted stock awards for 14,713 shares during the three months ended March 31, 2008, and granted restricted stock awards for 43,700 shares during the three months ended March 31, 2007. We value restricted stock awards at the closing market price of our common stock on the date of grant.
A summary of restricted stock award activity for the three months ended March 31, 2008 is as follows:

		Weighted Average	Aggregate
	Shares	Value Per Share	Intrinsic Value
	(In Thousands, Except Per Share Amounts)
Balance at January 1, 2008	250	$14.16	$3,498
Granted	15	13.05
Vested	(8)	14.27

Balance at March 31, 2008	257	$13.76	$3,597

As of March 31, 2008, the total unearned compensation related to share-based compensation awards, net of estimated forfeitures, was $1.9 million, which will be amortized as expense over the weighted average remaining period of 2.7 years. Total share-based compensation was $0.4 million for the three months ended March 31, 2008 and $0.3 million for the three months ended March 31, 2007.
8. Dividends
On February 6, 2008, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable March 10, 2008 to shareholders of record as of February 22, 2008.
On April 16, 2008, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable June 2, 2008 to shareholders of record as of May 9, 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Our results of operations can be affected by many factors including the general economic environment, state and federal budgetary decisions and the length and complexity of the sales cycle for school districts. National trends, federal and state legislation, Department of Education administrative policies and the way the foregoing align with our products and services can also impact our business.
An important component of our software product strategy is a transition to a subscription-based software sales model. We believe that a business model based on subscription-based software offers long-term advantages over traditional perpetual licensing, including: (i) improved product utilization leading to higher levels of customer satisfaction, (ii) product adoption by more schools, (iii) more lifetime revenue per customer and (iv) a more predictable and reliable revenue stream. This transition can significantly impact reported financial results and customer ordering patterns. During periods when high levels of customer orders are attributable to our subscription-based product and service offerings a significant portion of a period’s sales orders will be deferred and recognized as revenue in future periods over the subscription term, generally 12 months. Likewise, in periods when customer order levels for subscription-based products and services are seasonally lower, reported revenue will be higher than orders.

The transition to subscription-based products also affects customer ordering patterns. Compared to orders for non-subscription-based offerings, customer orders of our subscription-based offerings tend to more closely follow school budgeting patterns resulting in a more seasonal order pattern weighted to the second and third calendar quarters. Also, after customers transition to our subscription-based enterprise products, they no longer order reading quizzes and math libraries since access to this content is included in their subscription. Historically, our customers have ordered more of this content in the first and fourth quarters. The combined effect is that a much greater proportion of a year’s orders are expected in the second quarter and even more so in the third quarter than we have experienced historically. Transitioning to subscription-based software can also adversely impact orders for add-on reading quizzes and math libraries by customers who own our software under perpetual license agreements, as they may delay purchases of expansions, reading quizzes and math libraries while they are contemplating a transition to subscription-based versions of our products. We believe these factors impacted order levels in the first quarter of 2008, while also causing reported revenue to be higher than order levels due to the current recognition of revenue from orders we received last year.
We believe the percentage of customers using the subscription-based Enterprise version of our reading and math products is an important indicator of: (i) the progress of this strategic growth initiative, (ii) the magnitude of the growth opportunities still existing with regard to this strategy and (iii) the impact of the new seasonal patterns on our business. As of the end of the first quarter 2008, approximately 20% of our active reading product customers were using the Enterprise version. Worldwide, we currently have over 58,000 active Accelerated Reader customers, 19,000 active Accelerated Math customers and 41,000 active STAR Reading and STAR Math customers.
Operating expenses for the first quarter 2007 and 2008 were both impacted by one-time expenses. In the first quarter of 2007, we recorded a $0.5 million charge (pre-tax) for restructuring costs related to a partial reorganization of our product development resources which resulted in a reduction in staff and assets related to the laptop line. In the first quarter of 2008, we recorded a $0.3 million charge to general and administrative expense for costs incurred to terminate contracts for future professional development events where we have altered the timing and location of those events.
The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended March 31,
	2008		2007		Change
			(Dollars In Thousands)
Net Sales:
Products	$22,205	75.6%	$21,701	81.3%	$504	2.3%
Services	7,181	24.4%	4,987	18.7%	2,194	44.0%

Total net sales	29,386	100.0%	26,688	100.0%	2,698	10.1%

Cost of sales:
Products	4,035	18.2%	3,703	17.1%	332	9.0%
Services	3,762	52.4%	2,867	57.5%	895	31.2%

Total cost of sales	7,797	26.5%	6,570	24.6%	1,227	18.7%

Gross profit:
Products	18,170	81.8%	17,998	82.9%	172	1.0%
Services	3,419	47.6%	2,120	42.5%	1,299	61.3%

Total gross profit	21,589	73.5%	20,118	75.4%	1,471	7.3%

Operating expenses:
Product development	4,032	13.7%	5,065	19.0%	(1,033)	-20.4%
Selling and marketing	9,373	31.9%	9,406	35.2%	(33)	-0.4%
General and administrative	4,129	14.1%	3,842	14.4%	287	7.5%

Total operating expenses	17,534	59.7%	18,313	68.6%	(779)	-4.3%

Operating income	4,055	13.8%	1,805	6.8%	2,250	124.7%
Other, net	168	0.6%	302	1.1%	(134)	-44.4%

Income before taxes	4,223	14.4%	2,107	7.9%	2,116	100.4%
Income taxes	1,605	5.5%	790	3.0%	815	103.2%

Net Income	$2,618	8.9%	$1,317	4.9%	$1,301	98.8%

Three Months Ended March 31, 2008 and 2007
Net Sales. Our net sales increased by $2.7 million, or 10.1%, to $29.4 million in the first quarter of 2008 from $26.7 million in the first quarter of 2007. Product revenues increased by $0.5 million, or 2.3%, to $22.2 million in the first quarter of 2008 from $21.7 million in the first quarter of 2007. Product revenue increased primarily due to improved hardware sales, particularly laptops and due to recognition of subscription revenue from orders received in 2007. Deferred revenue decreased by $5.0 million in the first quarter of 2008 versus a $0.5 million increase in the prior year’s first quarter primarily due to lower software orders caused in part by the anticipated seasonal impact of our transition to the Enterprise subscription model.
Service revenue increased by $2.2 million, or 44.0%, to $7.2 million in the first quarter of 2008 from $5.0 million in the first quarter of 2007. Nearly all service categories achieved growth, with the largest increases in our remote technical services, primarily hosting and installations. Service revenues also increased because we held a National Conference in the first quarter of 2008, but did not have a National Conference in 2007.
Cost of Sales. The cost of sales of products increased by $0.3 million, or 9.0%, to $4.0 million in the first quarter of 2008 from $3.7 million in the first quarter of 2007. As a percentage of product sales, the cost of sales of products increased to 18.2% in the first quarter of 2008 from 17.1% in the first quarter of 2007 primarily due to a higher proportion of sales attributable to hardware in 2008.
The cost of sales of services increased by $0.9 million, or 31.2%, to $3.8 million in the first quarter of 2008 from $2.9 million in the first quarter of 2007. As a percentage of sales of services, the cost of sales of services decreased to 52.4% in the first quarter of 2008 from 57.5% in the first quarter of 2007. The improvement resulted from better utilization of our fixed costs and growth of our more profitable technical service offerings such as hosting during the first quarter of 2008.
Product Development. Product development expenses decreased to $4.0 million, or 13.7% of sales in the first quarter of 2008, from $5.1 million or 19.0% in the first quarter of 2007. The reduction in product development expenses is primarily due to three components: capitalization of $0.3 million of software development costs in 2008 compared to no costs capitalized in the first quarter of 2007; a restructuring charge related to our laptop line of $0.5 million taken in the first quarter of 2007; and ongoing savings from the restructuring and further consolidation of the product development group.
Selling and Marketing. Selling and marketing expenses were unchanged at $9.4 million in the first quarter of 2008 and in the first quarter of 2007. As a percentage of net sales, selling and marketing expenses decreased to 31.9% in the first quarter of 2008 from 35.2% in the first quarter of 2007.
General and Administrative. General and administrative expenses increased by $0.3 million, or 7.5%, to $4.1 million in the first quarter of 2008 from $3.8 million in the first quarter of 2007. General and administrative expenses increased due to one-time charges incurred to terminate contracts for future professional development events where we have altered the timing and location of those events. As a percentage of net sales, general and administrative expenses decreased to 14.1% in the first quarter of 2008 from 14.4% in the first quarter of 2007.
Operating Income. Operating income increased by $2.3 million, or 124.7%, to $4.1 million in the first quarter of 2008 from $1.8 million in the first quarter of 2007. The increase was due to the revenue improvements and decreased operating expenses as explained in more detail above.
Income Tax Expense. Income tax expense of $1.6 million was recorded in the first quarter of 2008 at an effective income tax rate of 38.0% of pre-tax income, compared to $0.8 million, or 37.5% of pre-tax income in the first quarter of 2007. The increase in the effective rate of tax is due to the expiration of the federal research and experimental tax credit.
Liquidity and Capital Resources
As of March 31, 2008, our cash, cash equivalents and investment securities were $22.7 million, down $1.8 million from the December 31, 2007 total of $24.5 million. The decrease was primarily due to the use of $2.0 million for the payment of dividends and $0.6 million in capital additions, offset by cash flow from operations of $1.0 million.
We have a $15.0 million secured revolving line of credit with a bank which is available until May 31, 2009. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2009. The line of credit bears interest based on the prime rate less 1.0%. As of March 31, 2008, the lines of credit had not been used.

Our Board of Directors has approved a stock repurchase program under which we may purchase up to an aggregate total of 9 million shares of our common stock. During the quarter ended March 31, 2008, we repurchased approximately 1,500 shares at a cost of approximately $21,000. As of March 31, 2008, the cumulative number of shares repurchased under this program was 7.8 million at an aggregate cost of $134.8 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares under this program.
On April 16, 2008, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable June 2, 2008 to shareholders of record as of May 9, 2008. We believe our strong levels of cash, cash equivalents and investment securities coupled with cash flow from operations will be sufficient to meet both our near-term and long-term working capital requirements for the foreseeable future.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We do not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations), that would have a material effect on our financial results.
Operating Leases. We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. We utilize operating leases for some of our facilities to gain flexibility as compared to purchasing facilities outright and to limit our exposure to many of the risks of owning commercial property, particularly with regard to international operations. These agreements are generally for terms of one to five years and cannot be terminated by either the lessor or us for reasons other than breach of the lease agreement. We do not anticipate early termination of any of these agreements.
Purchase Obligations. We enter into commitments with certain suppliers to purchase components for our hardware products, such as AlphaSmart computing devices, AccelScan scanners and the 2Know! Response System. The majority of these obligations will be satisfied within one year.
Tax audit settlements and deposits. We anticipate making cash payments related to the settlement of tax audits or deposits for unsettled audit issues in the range of $0.8 to $1.6 million during the next twelve months. The mid-point of this range is included in the table below. Estimation of the amounts and timing of payments for the following twelve months are highly uncertain and therefore are not included in the table.
As of March 31, 2008, our approximate contractual obligations for operating leases, tax audit payments and purchase obligations (by period due) were as follows:

Contractual Obligations	Payments Due by Period
		Less than 1			More than
(In Thousands)	Total	year	1-3 years	3-5 years	5 years

Operating lease obligations	$5,980	$1,693	$2,597	$1,286	$404
Tax audit related payments	1,200	1,200	—	—	—
Purchase obligations	2,560	2,560	—	—	—

Total	$9,740	$5,453	$2,597	$1,286	$404

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no significant changes to our critical accounting policies that were disclosed in our 2007 Annual Report.

Forward-Looking Statements
In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following “Quantitative and Qualitative Disclosures About Market Risk” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities, and management’s expectations regarding orders and financial results for 2008 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors which may cause such a difference to occur include: (i) the failure of Accelerated Reader Enterprise and Accelerated Math Enterprise and laptop orders to achieve expected growth targets, (ii) a decline in reading quiz and math library sales that exceeds our forecast, (iii) risks associated with our strategic growth initiative involving our transition to subscription-based products, (iv) dependence on educational institutions and government funding and (v) other risks affecting our business as described in our filings with the Securities and Exchange Commission, including our 2007 Annual Report and later filed quarterly reports on Form 10-Q and current reports on Form 8-K, which factors are incorporated herein by reference. We expressly disclaim a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.
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
Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of March 31, 2008, our investment securities had a market value of approximately $14.9 million and a carrying value of $14.7 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.
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

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.
There has been no change in our internal control over financial reporting that has occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from risk factors previously disclosed in our 2007 Annual Report in response to Item 1A to Part I of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 17, 2002, our Board of Directors authorized the repurchase of up to 5 million shares of our common stock under our stock repurchase program. The repurchase of up to an additional 3 million shares was authorized by our Board of Directors on February 9, 2005. On February 6, 2008, our Board of Directors authorized the purchase of an additional 1 million shares under the stock repurchase program. No time limit was placed on the duration of the stock repurchase program, nor is there any dollar limit on the program. Repurchased shares become treasury shares and will be used for stock-based employee benefit plans, acquisitions and for other general corporate purposes.
The following table shows information relating to the repurchase of shares of our common stock during the three months ended March 31, 2008:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Shares that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the Plans
Period	Purchased	Share	or Programs	or Programs
January 1-31, 2008	1,376	$14.51	1,376	245,355

February 1-29, 2008	95	13.47	95	1,245,260	*

March 1-31, 2008	0	0	0	1,245,260

Total	1,471	$14.44	1,471

*	On February 6, 2008, our Board of Directors authorized the purchase of additional shares under the stock repurchase program.

Item 6. Exhibits
Exhibits.

Exhibit No.	Description

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC. (Registrant)
Date: May 5, 2008	/s/ Terrance D. Paul
Terrance D. Paul
Chief Executive Officer and a Director (Principal Executive Officer)

Date: May 5, 2008	/s/ Mary T. Minch
Mary T. Minch
Senior Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch