Form 10-Q
period 2008-06-30
RENAISSANCE LEARNING INC
filed 2008-08-05
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 31, 2008

Common Stock, $0.01 par value	29,121,142

RENAISSANCE LEARNING, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
-Index-

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007
	(In Thousands, Except Share and Per
	Share Amounts)

ASSETS
Current assets:
Cash and cash equivalents	$10,992	$7,337
Investment securities	7,534	8,136
Accounts receivable, less allowance of $1,100	15,999	8,791
Inventories	5,076	6,273
Prepaid expenses	1,909	2,197
Income taxes receivable	1,591	1,450
Deferred tax asset	4,425	4,406
Other current assets	164	300

Total current assets	47,690	38,890
Investment securities	5,808	8,982
Property, plant and equipment, net	9,688	10,578
Deferred tax asset	1,466	1,587
Goodwill	47,248	47,065
Other intangibles, net	5,332	5,579
Capitalized software, net	358	452
Other non-current assets	199	167

Total assets	$117,789	$113,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,984	$2,011
Deferred revenue	36,319	35,675
Payroll and employee benefits	5,579	4,184
Other current liabilities	3,769	3,563

Total current liabilities	47,651	45,433
Deferred revenue	3,043	2,707
Deferred compensation and other employee benefits	1,593	1,933
Income taxes payable	4,614	5,104
Other noncurrent liabilities	254	136

Total liabilities	57,155	55,313
Shareholders’ equity:
Common stock, $.01 par value; shares authorized: 150,000,000; issued: 34,736,647 shares at June 30, 2008 and December 31, 2007	347	347
Additional paid-in capital	52,341	52,683
Retained earnings	104,778	102,887
Treasury stock, at cost: 5,637,487 shares at June 30, 2008; 5,703,450 shares at December 31, 2007	(96,970)	(98,123)
Accumulated other comprehensive income	138	193

Total shareholders’ equity	60,634	57,987

Total liabilities and shareholders’ equity	$117,789	$113,300

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Amounts)
Net sales:
Products	$21,888	$22,206	$44,093	$43,908
Services	6,159	4,971	13,340	9,957

Total net sales	28,047	27,177	57,433	53,865

Cost of sales:
Products	3,964	4,490	7,999	8,193
Services	2,568	2,443	6,330	5,310

Total cost of sales	6,532	6,933	14,329	13,503

Gross profit	21,515	20,244	43,104	40,362
Operating expenses:
Product development	4,268	4,636	8,301	9,702
Selling and marketing	8,903	8,835	18,276	18,240
General and administrative	3,429	3,612	7,557	7,455

Total operating expenses	16,600	17,083	34,134	35,397

Operating income	4,915	3,161	8,970	4,965
Other income, net	172	324	340	626

Income before taxes	5,087	3,485	9,310	5,591
Income taxes	1,753	1,307	3,358	2,096

Net income	$3,334	$2,178	$5,952	$3,495

Earnings per share:
Basic	$0.12	$0.08	$0.21	$0.12
Diluted	$0.12	$0.08	$0.21	$0.12

Cash dividends declared per share	$0.07	$0.07	$0.14	$0.12
See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$5,952	$3,495
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	1,916	1,913
Amortization of investment discounts/premiums	57	26
Share-based compensation expense	619	485
Deferred income taxes	101	(1,145)
Excess tax benefits from share based payment arrangements	(26)	—
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(7,208)	(3,876)
Inventories	1,197	(1,160)
Prepaid expenses	289	311
Income taxes	(606)	2,982
Accounts payable and other liabilities	1,693	(345)
Deferred revenue	980	5,010
Other	(252)	161

Net cash provided by operating activities	4,712	7,857

Cash flows from investing activities:
Purchase of property, plant and equipment	(609)	(1,591)
Purchase of investment securities	—	(20,729)
Maturities/sales of investment securities	3,420	20,250
Capitalized software development costs	(142)	—
Net proceeds from sale of property	49	566

Net cash provided (used) by investing activities	2,718	(1,504)

Cash flows from financing activities:
Proceeds from exercise of stock options	348	8
Excess tax benefits from share based payment arrangements	26	—
Dividends paid	(4,063)	(2,902)
Purchase of treasury stock	(86)	(1,407)

Net cash used by financing activities	(3,775)	(4,301)

Net increase in cash and cash equivalents	3,655	2,052
Cash and cash equivalents, beginning of period	7,337	5,953

Cash and cash equivalents, end of period	$10,992	$8,005

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Consolidation
The condensed consolidated financial statements include the financial results of Renaissance Learning, Inc. and our subsidiaries.
2. Basis of Presentation
The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”), which is on file with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.
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
The weighted average shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	28,764,740	28,809,707	28,761,951	28,834,117
Dilutive effect of outstanding stock options	3,738	1,370	3,513	3,530
Dilutive effect of restricted shares	87,919	17,211	84,090	17,211

Diluted weighted average shares outstanding	28,856,397	28,828,288	28,849,554	28,854,858

For the three months ended June 30, 2008 and 2007, there were 781,895 and 853,143 shares subject to outstanding stock options, respectively, excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the six months ended June 30, 2008 and 2007, there were 781,895 and 841,303 shares subject to outstanding stock options, respectively, excluded from the calculation of diluted earnings per share because their effect was antidilutive. These options could be dilutive in the future.
4. Comprehensive Income
For the quarters ended June 30, 2008 and 2007, comprehensive income was $3.3 million and $2.2 million, respectively. Total comprehensive income was $5.9 million and $3.6 million in the first six months of 2008 and 2007, respectively. Our comprehensive income includes net income and foreign currency translation adjustments.
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
For the three months ended June 30, 2008 and 2007, we recognized amortization expense of $123,000 and $149,000, respectively. For the six months ended June 30, 2008 and 2007, we recognized amortization expense of $247,000 and $298,000, respectively. Other intangibles consisted of the following:

	June 30, 2008			December 31, 2007
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In Thousands)
Tradename	$3,000	$—	$3,000	$3,000	$—	$3,000
Customer relationships	4,150	1,818	2,332	4,150	1,571	2,579

	$7,150	$1,818	$5,332	$7,150	$1,571	$5,579

6. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. We adopted the provisions of SFAS 157, related to financial assets and financial liabilities on January 1, 2008. The adoption had no impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. SFAS No. 141R is not expected to have a material effect on our consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), Business Combinations (SFAS 141R) and other accounting principles generally accepted in the United States. FSP 142-3 is effective for us beginning January 1, 2009 and will apply prospectively to intangible assets acquired on or after that date. FSP 142-3 is not expected to have a material effect on our consolidated financial statements.
7. Share Based Compensation
There were no options to purchase our common stock granted during the six months ended June 30, 2008. Options to purchase 5,291 shares of our common stock were granted in the six months ended June 30, 2007. The exercise prices for all options are equal to the fair market value of our common stock on the date the options were granted.
Restricted stock awards, consisting of restricted shares and restricted share units, are granted to certain employees and our non-employee directors. For employees, restricted stock awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board. Restricted stock awards to employees are expensed over the vesting period, and those made to our non-employee directors are expensed when granted. We granted restricted stock awards for 51,801 shares during the six months ended June 30, 2008, and granted restricted stock awards for 78,815 shares during the six months ended June 30, 2007. We value restricted stock awards at the closing market price of our common stock on the date of grant.
A summary of restricted stock award activity for the six months ended June 30, 2008 is as follows:

		Weighted Average	Aggregate
	Shares	Value Per Share	Intrinsic Value
	(In Thousands, Except Per Share Amounts)
Balance at January 1, 2008	250	$14.16	$3,498
Granted	52	13.66
Vested	(29)	14.04

Balance at June 30, 2008	273	$14.08	$3,056

As of June 30, 2008, the total unearned compensation related to share-based compensation awards, net of estimated forfeitures, was $2.2 million, which will be amortized as expense over the weighted average remaining period of 2.7 years. Total share-based compensation was $0.6 million for the six months ended June 30, 2008 and $0.5 million for the six months ended June 30, 2007.
8. Dividends
On April 16, 2008, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable June 2, 2008 to shareholders of record as of May 9, 2008.
9. Subsequent Event
On July 16, 2008, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable September 2, 2008 to shareholders of record as of August 8, 2008.

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
An important component of our software product strategy is a transition to a subscription-based software sales model. We believe that a business model based on subscription-based software offers long-term advantages over traditional perpetual licensing, including: (i) improved product utilization leading to higher levels of customer satisfaction, (ii) product adoption by more schools, (iii) more lifetime revenue per customer and (iv) a more predictable and reliable revenue stream. This transition can significantly impact reported financial results and customer ordering patterns. During periods when high levels of customer orders are attributable to our subscription-based product and service offerings a significant portion of a period’s sales orders will be deferred and recognized as revenue in future periods over the subscription term, generally 12 months. Likewise, in periods when customer order levels for subscription-based products and services are seasonally lower, reported revenue may be higher than orders.
The transition to subscription-based products also affects customer ordering patterns. Compared to orders for non-subscription-based offerings, customer orders of our subscription-based offerings tend to more closely follow school budgeting patterns resulting in a more seasonal order pattern weighted to the second and third calendar quarters. Also, after customers transition to our subscription-based Enterprise products, they no longer order reading quizzes and math libraries since access to this content is included in their subscription. Historically, our customers have ordered more of this content in the first and fourth quarters. The combined effect is that a much greater proportion of a year’s orders is expected in the second quarter and to an even greater extent in the third quarter than we have experienced historically. Transitioning to subscription-based software can also adversely impact orders for expansions, add-on reading quizzes and math libraries by customers who own our software under perpetual license agreements, as they may delay purchases of expansions, reading quizzes and math libraries while they are contemplating a transition to subscription-based versions of our products. We believe these factors impacted order levels in the second quarter of 2008, while also causing reported revenue to be lower than order levels due to the deferral of revenue from orders we received this quarter.
In addition to the transition to subscription software and overall seasonal impacts, our order rates can also be affected by general economic factors. We believe that order rates during the three-month and six-month periods ended June 30, 2008 have been tempered somewhat by the downturn in the general economic environment and the resulting uncertainty about school funding levels.
We believe the percentage of customers using the subscription-based Enterprise version of our reading and math products is an important indicator of: (i) the progress of this strategic growth initiative, (ii) the magnitude of the growth opportunities still existing with regard to this strategy and (iii) the impact of the new seasonal patterns on our business. As of the end of the second quarter 2008, approximately 21% of our active reading product customers were using the Enterprise version. Worldwide, we currently have approximately 58,000 active Accelerated Reader customers, 19,000 active Accelerated Math customers and 41,000 active STAR Reading and STAR Math customers.

The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Sales:
Products	78.0%	81.7%	76.8%	81.5%
Services	22.0%	18.3%	23.2%	18.5%

Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Products	18.1%	20.2%	18.1%	18.7%
Services	41.7%	49.2%	47.4%	53.3%

Total cost of sales	23.3%	25.5%	24.9%	25.1%

Gross profit:
Products	81.9%	79.8%	81.9%	81.3%
Services	58.3%	50.8%	52.6%	46.7%

Total gross profit	76.7%	74.5%	75.1%	74.9%

Operating expenses:
Product development	15.2%	17.1%	14.5%	18.0%
Selling and marketing	31.8%	32.6%	31.8%	33.9%
General and administrative	12.2%	13.2%	13.2%	13.8%

Total operating expenses	59.2%	62.9%	59.5%	65.7%

Operating income	17.5%	11.6%	15.6%	9.2%
Other, net	0.6%	1.2%	0.6%	1.2%

Income before taxes	18.1%	12.8%	16.2%	10.4%
Income taxes	6.2%	4.8%	5.8%	3.9%

Net Income	11.9%	8.0%	10.4%	6.5%

Three Months Ended June 30, 2008 and 2007
Net Sales. Our net sales increased to $28.0 million in the second quarter of 2008 from $27.2 million in the second quarter of 2007. Service revenue increased by $1.2 million, or 23.9%, to $6.2 million in the second quarter of 2008 from $5.0 million in the second quarter of 2007. Nearly all service categories achieved growth, with the largest increases occurring in our remote technical services, primarily hosting and installations. Product revenues decreased by $0.3 million, or 1.4%, to $21.9 million in the second quarter of 2008 from $22.2 million in the second quarter of 2007 primarily due to greater increases in deferred revenue in the second quarter this year versus last year’s second quarter and to lower sales of laptops. Deferred revenue increased by $6.0 million in the second quarter of 2008, reaching a record level of $39.4 million, versus a $4.6 million increase in the prior year’s second quarter. Increased sales of subscription based software and services was the main reason for the increase in deferred revenue.
Cost of Sales. The cost of sales of products decreased by $0.5 million, or 11.7%, to $4.0 million in the second quarter of 2008 from $4.5 million in the second quarter of 2007. As a percentage of product sales, the cost of sales of products decreased to 18.1% in the second quarter of 2008 from 20.2% in the second quarter of 2007 primarily due to lower manufacturing costs for our hardware products and a slight change in mix to more profitable products.
The cost of sales of services increased to $2.6 million in the second quarter of 2008 from $2.4 million in the second quarter of 2007. As a percentage of sales of services, the cost of sales of services decreased to 41.7% in the second quarter of 2008 from 49.2% in the second quarter of 2007. The improvement resulted from growth of our more profitable technical service offerings, such as hosting, and better utilization of our fixed costs, during the second quarter of 2008.
Product Development. Product development expenses decreased to $4.3 million in the second quarter of 2008, from $4.6 million in the second quarter of 2007. As a percentage of net sales, product development expenses decreased to 15.2% in the second quarter of 2008 from 17.1% in the second quarter of 2007. The reduction in product development expenses is primarily due to research costs incurred in the prior year related to the expansion of the United Kingdom product offering and ongoing savings from the restructuring of our product development group which occurred in the first quarter of 2007.

Selling and Marketing. Selling and marketing expenses of $8.9 million in the second quarter of 2008 were essentially flat with $8.8 million in the second quarter of 2007. As a percentage of net sales, selling and marketing expenses decreased to 31.8% in the second quarter of 2008 from 32.6% in the second quarter of 2007.
General and Administrative. General and administrative expenses of $3.4 million in the second quarter of 2008 were relatively unchanged from $3.6 million in the second quarter of 2007. As a percentage of net sales, general and administrative expenses decreased to 12.2% in the second quarter of 2008 from 13.2% in the second quarter of 2007.
Operating Income. Operating income increased by $1.7 million, or 55.5%, to $4.9 million in the second quarter of 2008 from $3.2 million in the second quarter of 2007. The increase was due to the increased revenue, gross profit margin improvements and decreased operating expenses as explained in more detail above.
Income Tax Expense. Income tax expense of $1.8 million was recorded in the second quarter of 2008 at an effective income tax rate of 38.0% of pre-tax income, less a tax benefit of $0.2 million relating to the settlement of various state audit issues. This compares to $1.3 million, or 37.5% of pre-tax income in the second quarter of 2007. The ongoing tax rate increased to 38.0% in 2008 from 37.5% in 2007 as a result of the expiration of the federal research and development tax credit.
Six Months Ended June 30, 2008 and 2007
Net sales. Our net sales increased to $57.4 million in the first six months of 2008 from $53.9 million in the first six months of 2007. Product sales were relatively unchanged, increasing by $0.2 million, or 0.4%, to $44.1 million in the first six months of 2008 from $43.9 million in the same period in 2007. Deferred revenue increased by $1.0 million in the first six months of 2008 versus an increase of $5.0 million in the first six months of 2007 primarily due to lower software orders in the first quarter of this year caused in part by the anticipated seasonal impact of our transition to the Enterprise subscription model.
Service revenue increased to $13.3 million in the first six months of 2008 from $10.0 million in the first six months of 2007. Nearly all service categories achieved growth, with the largest increases in our remote technical services, primarily hosting and installations. Service revenues also increased because we held a National Conference in the first quarter of 2008, but did not have a National Conference in 2007.
Cost of Sales. The cost of sales of products decreased by $0.2 million, or 2.4%, to $8.0 million in the first six months of 2008 from $8.2 million in the same period in 2007. As a percentage of product sales, the cost of sales of products decreased to 18.1% in the first half of 2008 as compared to 18.7% in the first half of 2007 primarily due to lower manufacturing costs for our hardware products and a change in mix to more profitable products.
The cost of sales of services increased by $1.0 million, or 19.2%, to $6.3 million in the first six months of 2008 from $5.3 million in the same period in 2007. As a percentage of sales of services, the cost of sales of services decreased to 47.4% in the first six months of 2008 from 53.3% in the first six months of 2007. The improvement resulted from growth of our more profitable technical service offerings, such as hosting, and increased utilization of our fixed costs during the first half of 2008.
Product development. Product development expenses decreased by $1.4 million, or 14.4%, to $8.3 million in the first six months of 2008, compared to $9.7 million for the first six months of 2007. The reduction in product development expenses is primarily due to: (i) ongoing savings from the restructuring of our product development group which occurred in the first quarter of 2007; (ii) a one time charge of $0.5 million in the first quarter of 2007 for the restructuring; and (iii) research costs incurred in the prior year related to the expansion of the United Kingdom product offerings.
Selling and Marketing. Selling and marketing expenses of $18.3 million in the first half of 2008 were essentially unchanged from $18.2 million in the first half of 2007. As a percentage of net sales, selling and marketing expenses decreased to 31.8% in the first six months of 2008 from 33.9% in the first six months of 2007.
General and Administrative. General and administrative expenses of $7.6 million in the first six months of 2008 were essentially unchanged from $7.5 million in the first six months of 2007. As a percentage of net sales, general and administrative expenses decreased to 13.2% in the first half of 2008 from 13.8% in the first half of 2007.
Operating Income. Operating income increased by $4.0 million, or 80.6%, to $9.0 million in the first six months of 2008 from $5.0 million in the same period in 2007. As a percentage of net sales, operating income increased to 15.6% in the first half of 2008 from 9.2% in the first half of 2007. The increase was due to the increased revenue, gross profit margin improvements and decreased operating expenses as explained in more detail above.

Income Tax Expense. Income tax expense of $3.4 million was recorded for the first half of 2008 at an effective income tax rate of 38.0% of pre-tax income, less a tax benefit of $0.2 million relating to the settlement of various state audit issues. This compares to $2.1 million, or 37.5% of pre-tax income in the first half of 2007. The ongoing tax rate increased to 38.0% in 2008 from 37.5% in 2007 as a result of the expiration of the federal research and development tax credit.
Liquidity and Capital Resources
As of June 30, 2008, our cash, cash equivalents and investment securities were $24.3 million, down $0.2 million from the December 31, 2007 total of $24.5 million. The decrease was primarily due to $4.7 million of cash flow provided by operations offset by $4.1 million used for dividends and $0.6 million used for property, plant and equipment purchases.
We have a $15.0 million secured revolving line of credit with a bank which is available until May 31, 2009. The line of credit bears interest at either a floating rate based on the prime rate less 1.0%, or a fixed rate for a period of up to 90 days based on LIBOR plus 1.25%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2009. The line of credit bears interest based on the prime rate less 1.0%. As of June 30, 2008, the lines of credit had not been used.
Our Board of Directors has approved a stock repurchase program under which we may purchase up to an aggregate total of 9 million shares of our common stock. During the quarter and six months ended June 30, 2008, we repurchased approximately 4,600 and 6,100 shares, respectively, at a cost of approximately $65,000 and $86,000. As of June 30, 2008, the cumulative number of shares repurchased under this program was 7.8 million at an aggregate cost of $134.9 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares under this program.
On July 16, 2008, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable September 2, 2008 to shareholders of record as of August 8, 2008. We believe our balance of cash, cash equivalents and investment securities coupled with cash flow from operations will be sufficient to meet both our near-term and long-term working capital requirements for the foreseeable future.
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
Purchase Obligations. We enter into commitments with certain suppliers to purchase components for our hardware products, such as AlphaSmart laptops, AccelScan scanners and the 2Know! response system. The majority of these obligations will be satisfied within one year.
Tax Audit Settlements and Deposits. We anticipate making cash payments related to the settlement of tax audits or deposits for unsettled audit issues of approximately $0.4 million during the next twelve months. Estimation of the amounts and timing of payments for periods further into the future are highly uncertain and therefore are not included in the table.
As of June 30, 2008, our approximate contractual obligations for operating leases, tax audit payments and purchase obligations (by period due) were as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1–3years	3–5years	5 years
(In Thousands)

Operating lease obligations	$5,419	$1,096	$2,630	$1,289	$404
Tax audit related payments	350	350	—	—	—
Purchase obligations	5,433	5,433	—	—	—

Total	$11,202	$6,879	$2,630	$1,289	$404

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
Forward-Looking Statements
In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following “Quantitative and Qualitative Disclosures About Market Risk” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for 2008 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors which may cause such a difference to occur include: (i) the failure of Accelerated Reader Enterprise and Accelerated Math Enterprise and laptop orders to achieve expected growth targets, (ii) a decline in reading quiz and math library sales that exceeds our forecast, (iii) risks associated with our strategic growth initiative involving our transition to subscription-based products, (iv) dependence on educational institutions and government funding and (v) other risks affecting our business as described in our filings with the Securities and Exchange Commission, including our 2007 Annual Report and later filed quarterly reports on Form 10-Q and current reports on Form 8-K, which factors are incorporated herein by reference. We expressly disclaim a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. Our exposure to market interest rate risk consists of: (i) the increase or decrease in the amount of interest income we can earn on our investment portfolio and (ii) the decrease or increase in the value of our investment security portfolio if market interest rates increase or decrease, respectively. We anticipate that we will have sufficient liquidity to hold our investments to maturity; therefore, we do not expect to recognize any material losses or gains related to an increase or decrease in market interest rates.
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
Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of June 30, 2008, our investment securities had a market value of approximately $13.4 million and a carrying value of $13.3 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.
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

Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of June 30, 2008, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.
There has been no change in our internal control over financial reporting that has occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from risk factors previously disclosed in our 2007 Annual Report in response to Item 1A to Part I of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 17, 2002, our Board of Directors authorized the repurchase of up to 5 million shares of our common stock under our stock repurchase program. The repurchase of up to an additional 3 million shares was authorized by our Board of Directors on February 9, 2005. On February 6, 2008, our Board of Directors authorized the purchase of an additional 1 million shares under the stock repurchase program. No time limit was placed on the duration of the stock repurchase program, nor is there any dollar limit on the program. Repurchased shares become treasury shares and may be used for stock-based employee benefit plans, acquisitions and for other general corporate purposes.
The following table shows information relating to the repurchase of shares of our common stock during the three months ended June 30, 2008:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average Price	as Part of Publicly	Shares that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
April 1-30, 2008	4,611	$14.04	4,611	1,240,649

May 1-31, 2008	0	0	0	1,240,649

June 1-30, 2008	0	0	0	1,240,649

Total	4,611	$14.04	4,611

Item 4. Submission of Matters to a Vote of Security Holders
(a)	On April 16, 2008, the Company held its Annual Meeting of Shareholders.

(b)	Not applicable.

(c)	Set forth below is a description of the proposals voted upon at the Annual Meeting of Shareholders and the results of the proposals.
1.	Seven directors were elected to serve until the 2009 Annual Meeting of Shareholders and until their successors are elected and qualified. The results of this proposal are as follows:

	For	Withheld
(1) Judith A. Paul	28,355,523	69,958
(2) Terrance D. Paul	28,356,138	69,343
(3) John H. Grunewald	28,354,384	71,097
(4) Gordon H. Gunnlaugsson	28,370,756	54,725
(5) Harold E. Jordan	28,370,956	54,525
(6) Addison L. Piper	28,370,556	54,925
(7) Judith A. Ryan	28,367,841	57,640
2.	The appointment of Deloitte & Touche LLP as the Company’s independent auditors for 2008 was ratified. The results of this proposal are as follows:

For: 28,398,184	Against: 25,720	Abstain: 1,577
(d)	Not applicable.
Item 6. Exhibits
Exhibits.

Exhibit No.	Description

10.1	Incentive Bonus Plan

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC. (Registrant)
Date: August 4, 2008	/s/ Terrance D. Paul
Terrance D. Paul
Chief Executive Officer and a Director (Principal Executive Officer)

Date: August 4, 2008	/s/ Mary T. Minch
Mary T. Minch
Senior Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

10.1	Incentive Bonus Plan

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch