Form 10-Q
period 2008-09-30
RENAISSANCE LEARNING INC
filed 2008-11-07
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $0.01 par value	29,172,587

RENAISSANCE LEARNING, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007
	(In Thousands, Except Share and Per
	Share Amounts)

ASSETS
Current assets:
Cash and cash equivalents	$23,939	$7,337
Investment securities	5,767	8,136
Accounts receivable, less allowance of $1,100	16,547	8,791
Inventories	5,646	6,273
Prepaid expenses	2,402	2,197
Income taxes receivable	2,853	1,450
Deferred tax asset	4,405	4,406
Other current assets	171	300

Total current assets	61,730	38,890
Investment securities	5,197	8,982
Property, plant and equipment, net	9,134	10,578
Deferred tax asset	1,460	1,587
Goodwill	47,233	47,065
Other intangibles, net	5,230	5,579
Capitalized software, net	229	452
Other non-current assets	174	167

Total assets	$130,387	$113,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,184	$2,011
Deferred revenue	48,567	35,675
Payroll and employee benefits	4,701	4,184
Other current liabilities	4,306	3,563

Total current liabilities	59,758	45,433
Deferred revenue	2,935	2,707
Deferred compensation and other employee benefits	1,501	1,933
Income taxes payable	4,614	5,104
Other noncurrent liabilities	199	136

Total liabilities	69,007	55,313
Shareholders’ equity:
Common stock, $.01 par value; shares authorized: 150,000,000; issued: 34,736,647 shares at September 30, 2008 and December 31, 2007	347	347
Additional paid-in capital	52,074	52,683
Retained earnings	105,314	102,887
Treasury stock, at cost: 5,601,490 shares at September 30, 2008; 5,703,450 shares at December 31, 2007	(96,325)	(98,123)
Accumulated other comprehensive income	(30)	193

Total shareholders’ equity	61,380	57,987

Total liabilities and shareholders’ equity	$130,387	$113,300

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Amounts)
Net sales:
Products	$19,439	$18,674	$63,532	$62,581
Services	8,761	7,135	22,100	17,093

Total net sales	28,200	25,809	85,632	79,674

Cost of sales:
Products	3,176	3,539	11,175	11,732
Services	3,664	3,301	9,993	8,612

Total cost of sales	6,840	6,840	21,168	20,344

Gross profit	21,360	18,969	64,464	59,330
Operating expenses:
Product development	4,521	4,410	12,822	14,111
Selling and marketing	8,953	8,852	27,230	27,093
General and administrative	4,226	3,809	11,783	11,263

Total operating expenses	17,700	17,071	51,835	52,467

Operating income	3,660	1,898	12,629	6,863
Other income, net	275	290	616	916

Income before taxes	3,935	2,188	13,245	7,779
Income taxes	1,365	821	4,722	2,917

Net income	$2,570	$1,367	$8,523	$4,862

Earnings per share:
Basic	$0.09	$0.05	$0.30	$0.17
Diluted	$0.09	$0.05	$0.30	$0.17

Cash dividends declared per share	$0.07	$0.82	$0.21	$0.92
See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income	$8,523	$4,862
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	2,861	2,874
Amortization of investment discounts/premiums	84	59
Share-based compensation expense	1,053	902
Deferred income taxes	127	(1,172)
Excess tax benefits from share based payment arrangements	(36)	—
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(7,757)	(5,171)
Inventories	627	(1,559)
Prepaid expenses	(205)	(185)
Income taxes	(1,858)	2,941
Accounts payable and other liabilities	1,497	(251)
Deferred revenue	13,119	13,906
Other	(304)	191

Net cash provided by operating activities	17,731	17,397

Cash flows from investing activities:
Purchase of property, plant and equipment	(914)	(1,993)
Purchase of investment securities	—	(21,129)
Maturities/sales of investment securities	5,680	33,746
Capitalized software development costs	(143)	(167)
Net proceeds from sale of property	113	567

Net cash provided by investing activities	4,736	11,024

Cash flows from financing activities:
Proceeds from exercise of stock options	348	30
Excess tax benefits from share based payment arrangements	36	—
Dividends paid	(6,096)	(26,670)
Purchase of treasury stock	(153)	(1,433)

Net cash used by financing activities	(5,865)	(28,073)

Net increase in cash and cash equivalents	16,602	348
Cash and cash equivalents, beginning of period	7,337	5,953

Cash and cash equivalents, end of period	$23,939	$6,301

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Consolidation
The condensed consolidated financial statements include the financial results of Renaissance Learning, Inc. and our subsidiaries.
2. Basis of Presentation
The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”), which is on file with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.
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
The weighted average shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	28,753,253	28,750,945	28,761,784	28,806,086
Dilutive effect of outstanding stock options	2,461	1,169	3,166	2,523
Dilutive effect of restricted shares	65,458	25,241	77,879	25,241

Diluted weighted average shares outstanding	28,821,172	28,777,355	28,842,829	28,833,850

For the three months ended September 30, 2008 and 2007, there were 769,781 and 849,989 shares subject to outstanding stock options, respectively, excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the nine months ended September 30, 2008 and 2007, there were 769,266 and 849,989 shares subject to outstanding stock options, respectively, excluded from the calculation of diluted earnings per share because their effect was antidilutive. These options could be dilutive in the future.
4. Comprehensive Income
For the quarters ended September 30, 2008 and 2007, comprehensive income was $2.4 million and $1.4 million, respectively. Total comprehensive income was $8.3 million and $5.0 million in the first nine months of 2008 and 2007, respectively. Our comprehensive income includes net income and foreign currency translation adjustments.
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

For the three months ended September 30, 2008 and 2007, we recognized amortization expense of $102,000 and $123,000, respectively. For the nine months ended September 30, 2008 and 2007, we recognized amortization expense of $349,000 and $422,000, respectively. Other intangibles consisted of the following:

	September 30, 2008			December 31, 2007
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In Thousands)
Tradename	$3,000	$—	$3,000	$3,000	$—	$3,000
Customer relationships	4,150	1,920	2,230	4,150	1,571	2,579

	$7,150	$1,920	$5,230	$7,150	$1,571	$5,579

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
7. Share Based Compensation
There were no options to purchase our common stock granted during the nine months ended September 30, 2008. Options to purchase 11,551 shares of our common stock were granted in the nine months ended September 30, 2007. The exercise prices for all options are equal to the fair market value of our common stock on the date the options were granted.
Restricted stock awards, consisting of restricted shares and restricted share units, are granted to certain employees and our non-employee directors. For employees, restricted stock awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board. Restricted stock awards to employees are expensed over the vesting period, and those made to our non-employee directors are expensed when granted. We granted restricted stock awards for 93,179 shares during the nine months ended September 30, 2008, and granted restricted stock awards for 153,171 shares during the nine months ended September 30, 2007. We value restricted stock awards at the closing market price of our common stock on the date of grant.

A summary of restricted stock award activity for the nine months ended September 30, 2008 is as follows:

		Weighted Average	Aggregate
	Shares	Value Per Share	Intrinsic Value
	(In Thousands, Except Per Share Amounts)
Balance at January 1, 2008	250	$14.16	$3,498
Granted	93	13.06
Vested	(57)	13.25

Balance at September 30, 2008	286	$13.98	$3,720

As of September 30, 2008, the total unearned compensation related to share-based compensation awards, net of estimated forfeitures, was $2.3 million, which will be amortized as expense over the weighted average remaining period of 2.7 years. Total share-based compensation was $1.1 million for the nine months ended September 30, 2008 and $0.9 million for the nine months ended September 30, 2007.
8. Dividends
On July 16, 2008, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable September 2, 2008 to shareholders of record as of August 8, 2008.
9. Subsequent Event
On October 22, 2008, our Board of Directors declared a special cash dividend of $0.75 per share and declared a quarterly cash dividend of $0.07 per share, both payable December 1, 2008 to shareholders of record as of November 7, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Our results of operations can be affected by many factors including the general economic environment, state and federal budgetary decisions and the length and complexity of the sales cycle for school districts. Because of our dependence on educational institutions, the funding of which is largely dependent on government support, a decrease in government budgets or funding for educational software or technology could likely have an adverse effect on our business. National trends, federal and state legislation, Department of Education administrative policies and the way the foregoing align with our products and services can also impact our business.
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
The transition to subscription-based products also affects customer ordering patterns. Compared to orders for non-subscription-based offerings, customer orders of our subscription-based offerings tend to more closely follow school budgeting patterns resulting in a more seasonal order pattern weighted to the second and third calendar quarters. Also, after customers transition to our subscription-based Enterprise products, they no longer order reading quizzes and math libraries since access to this content is included in their subscription. Historically, our customers have ordered more of this content in the first and fourth quarters. The combined effect is that a much greater proportion of a year’s orders is expected in the second quarter and to an even greater extent in the third quarter than we have experienced historically. Transitioning to subscription-based software can also adversely impact orders for expansions, add-on reading quizzes and math libraries by customers who own our software under perpetual license agreements, as they may delay purchases of expansions, reading quizzes and math libraries while they are contemplating a transition to subscription-based versions of our products. We believe these factors impacted order levels in the third quarter of 2008, while also causing reported revenue to be lower than order levels due to the deferral of revenue from orders we received this quarter.
In addition to the transition to subscription software and overall seasonal impacts, our order rates can also be affected by general economic factors such as the current economic downturn. Our laptops tend to be a more discretionary purchase than our software products and therefore tend to be more immediately impacted by school budgetary pressures than software. Our software orders levels can also be adversely affected by school budgetary pressures but generally to a lesser degree. We believe that order rates during the three-month and nine-month periods ended September 30, 2008 have been tempered somewhat by the downturn in the general economic environment and the resulting uncertainty about school funding levels.
We believe the percentage of customers using the subscription-based Enterprise version of our reading and math products is an important indicator of: (i) the progress of this strategic growth initiative, (ii) the magnitude of the growth opportunities still existing with regard to this strategy and (iii) the impact of the new seasonal patterns on our business. As of the end of the third quarter 2008, approximately 24% of our active reading product customers were using the Enterprise version. Worldwide, we currently have approximately 58,000 active Accelerated Reader customers, 19,000 active Accelerated Math customers and 41,000 active STAR Reading and STAR Math customers.

The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Sales:
Products	68.9%	72.4%	74.2%	78.5%
Services	31.1%	27.6%	25.8%	21.5%

Total net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Products	16.3%	19.0%	17.6%	18.7%
Services	41.8%	46.3%	45.2%	50.4%

Total cost of sales	24.3%	26.5%	24.7%	25.5%

Gross profit:
Products	83.7%	81.0%	82.4%	81.3%
Services	58.2%	53.7%	54.8%	49.6%

Total gross profit	75.7%	73.5%	75.3%	74.5%

Operating expenses:
Product development	16.0%	17.1%	15.0%	17.7%
Selling and marketing	31.8%	34.3%	31.8%	34.0%
General and administrative	15.0%	14.7%	13.8%	14.1%

Total operating expenses	62.8%	66.1%	60.6%	65.8%

Operating income	12.9%	7.4%	14.7%	8.7%
Other, net	1.0%	1.1%	0.8%	1.1%

Income before taxes	13.9%	8.5%	15.5%	9.8%
Income taxes	4.8%	3.2%	5.5%	3.7%

Net Income	9.1%	5.3%	10.0%	6.1%

Three Months Ended September 30, 2008 and 2007
Net Sales. Our net sales increased by $2.4 million, or 9.3%, to $28.2 million in the third quarter of 2008 from $25.8 million in the third quarter of 2007. Product revenues increased to $19.4 million in the third quarter of 2008 from $18.7 million in the third quarter of 2007 primarily due to the revenue recognized from prior period orders of software. Deferred revenue increased by $12.1 million in the third quarter of 2008, reaching a record level of $51.5 million, compared to an $8.9 million increase in the prior year’s third quarter. Increased sales of subscription based software and services was the main reason for the increase in deferred revenue. Service revenue increased to $8.8 million in the third quarter of 2008 from $7.1 million in the third quarter of 2007. Nearly all service categories achieved growth, with the largest increases occurring in our remote technical services, primarily hosting and installations.
Cost of Sales. The cost of sales of products decreased to $3.2 million in the third quarter of 2008 from $3.5 million in the third quarter of 2007. As a percentage of product sales, the cost of sales of products decreased to 16.3% in the third quarter of 2008 from 19.0% in the third quarter of 2007 primarily due to lower manufacturing costs of our scanner and a product mix shift in the laptop line to the more profitable Neos.

The cost of sales of services increased by $0.4 million, or 11.0%, to $3.7 million in the third quarter of 2008 from $3.3 million in the third quarter of 2007. As a percentage of sales of services, the cost of sales of services decreased to 41.8% in the third quarter of 2008 from 46.3% in the third quarter of 2007. The improvement resulted from growth of our more profitable technical service offerings, especially hosting, and better utilization of our fixed costs during the third quarter of 2008.
Product Development. Product development expenses of $4.5 million in the third quarter of 2008 were nearly unchanged with $4.4 million in the third quarter of 2007. As a percentage of net sales, product development expenses decreased to 16.0% in the third quarter of 2008 from 17.1% in the third quarter of 2007.
Selling and Marketing. Selling and marketing expenses of $9.0 million in the third quarter of 2008 were at similar levels with $8.9 million in the third quarter of 2007. As a percentage of net sales, selling and marketing expenses decreased to 31.8% in the third quarter of 2008 from 34.3% in the third quarter of 2007.
General and Administrative. General and administrative expenses increased by $0.4 million, or 11.0%, to $4.2 million in the third quarter of 2008 from $3.8 million in the third quarter of 2007. The increase was primarily due to a $0.6 million charge related to a 2004 lawsuit regarding defective parts from a supplier for which we received an unfavorable court decision. As a percentage of net sales, general and administrative expenses increased to 15.0% in the third quarter of 2008 from 14.7% in the third quarter of 2007.
Operating Income. Operating income increased by $1.8 million, or 92.8%, to $3.7 million in the third quarter of 2008 from $1.9 million in the third quarter of 2007. The increase was due to the higher revenue and gross profit margin improvements, partially offset by an increase in operating expenses as explained above. As a percentage of net sales, operating income increased to 12.9% in the third quarter of 2008 from 7.4% in the third quarter of 2007.
Income Tax Expense. Income tax expense of $1.4 million was recorded in the third quarter of 2008 at an effective income tax rate of 38.0% of pre-tax income, less a tax benefit of $0.1 million relating to the lapse of the statue of limitations on various tax positions. This compares to $0.8 million, or 37.5% of pre-tax income in the third quarter of 2007. The ongoing tax rate increased to 38.0% in 2008 from 37.5% in 2007 is a result of the expiration of the federal research and development tax credit. Congress extended the research and development tax credit on October 3, 2008. We will record the related tax benefit in the fourth quarter 2008. We do not expect this to have a material effect on our consolidated financial statements.
Nine Months Ended September 30, 2008 and 2007
Net Sales. Our net sales increased to $85.6 million in the first nine months of 2008 from $79.7 million in the first nine months of 2007. Product sales increased to $63.5 million in the first nine months of 2008 from $62.6 million in the first nine months of 2007. Deferred revenue increased by $13.1 million in the first nine months of 2008 versus an increase of $13.9 million in the first nine months of 2007. Service revenue increased by $5.0 million, or 29.3%, to $22.1 million in the first nine months of 2008 from $17.1 million in the first nine months of 2007. Nearly all service categories achieved growth, with the largest increases in our remote technical services, primarily hosting and installations. Service revenues also increased because we held a National Conference in the first quarter of 2008, but did not have a National Conference in 2007.
Cost of Sales. The cost of sales of products decreased to $11.2 million in the first nine months of 2008 from $11.7 million in the first nine months of 2007. As a percentage of product sales, the cost of sales of products decreased to 17.6% in the first nine months of 2008 from 18.7% in the first nine months of 2007 primarily due to lower manufacturing costs of our scanner and a product mix shift in the laptop line to the more profitable Neos.

The cost of sales of services increased by $1.4 million, or 16.0%, to $10.0 million in the first nine months of 2008 from $8.6 million in the first nine months of 2007. As a percentage of sales of services, the cost of sales of services decreased to 45.2% in the first nine months of 2008 from 50.4% in the first nine months of 2007. The improvement resulted from growth of our more profitable technical service offerings, especially hosting, and increased utilization of our fixed costs during the first nine months of 2008.
Product Development. Product development expenses decreased by $1.3 million, or 9.1%, to $12.8 million in the first nine months of 2008, compared to $14.1 million for the first nine months of 2007. The reduction in product development expenses is primarily due to: (i) ongoing savings from the restructuring of our product development group which occurred in the first quarter of 2007; (ii) a one-time charge of $0.5 million in the first quarter of 2007 for the restructuring; and (iii) research costs incurred in the prior year related to the expansion of the United Kingdom product offerings. As a percentage of net sales, product development costs decreased to 15.0% in the first nine months of 2008 from 17.7% in the first nine months of 2007.
Selling and Marketing. Selling and marketing expenses of $27.2 million in the first nine months of 2008 were essentially unchanged with $27.1 million in the first nine months of 2007. As a percentage of net sales, selling and marketing expenses decreased to 31.8% in the first nine months of 2008 from 34.0% in the first nine months of 2007.
General and Administrative. General and administrative expenses increased by $0.5 million, or 4.6%, to $11.8 million in the first nine months of 2008 from $11.3 million in the first nine months of 2007. The increase was primarily due to a $0.6 million charge related to a 2004 lawsuit regarding defective parts from a supplier for which we received an unfavorable court decision. As a percentage of net sales, general and administrative expenses decreased to 13.8% in the first nine months of 2008 from 14.1% in the first nine months of 2007.
Operating Income. Operating income increased to $12.6 million in the first nine months of 2008 from $6.9 million in the first nine months of 2007. As a percentage of net sales, operating income increased to 14.7% in the first nine months of 2008 from 8.7% in the first nine months of 2007. The increase was due to the increased revenue, gross profit margin improvements and lower operating expenses as explained above.
Income Tax Expense. Income tax expense of $4.7 million was recorded for the first nine months of 2008 at an effective income tax rate of 38.0% of pre-tax income, less a tax benefit of $0.3 million relating primarily to the lapse of the statue of limitations on various tax positions. This compares to $2.9 million, or 37.5% of pre-tax income in the first nine months of 2007. The ongoing tax rate increased to 38.0% in 2008 from 37.5% in 2007 as a result of the expiration of the federal research and development tax credit. Congress extended the research and development tax credit on October 3, 2008. We will record the related benefit in the fourth quarter 2008. We do not expect this to have a material effect on our consolidated financial statements.
Liquidity and Capital Resources
As of September 30, 2008, our cash, cash equivalents and investment securities were $34.9 million, up $10.4 million from the December 31, 2007 total of $24.5 million. The increase was primarily due to $17.7 million of cash flow provided by operations offset by $6.1 million used for dividends and $0.9 million used for property, plant and equipment purchases.
At September 30, 2008, we had cash and cash equivalents of $23.9 million. Our available cash and cash equivalents are held in bank deposits and money market funds. We monitor the depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal while secondarily maximizing yield on those funds. To date, we have experienced no material loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets. Our cash balances in the U.S. exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

We have a $15.0 million secured revolving line of credit with a bank which is available until July 1, 2009. The line of credit bears interest at either a floating rate or a fixed rate for a period of up to 90 days based on LIBOR plus 1.5%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2009. The line of credit bears interest based on the prime rate less 1.0%. As of September 30, 2008, the lines of credit had not been used.
Our Board of Directors has approved a stock repurchase program under which we may purchase up to an aggregate total of 9.0 million shares of our common stock. During the quarter and nine months ended September 30, 2008, we repurchased approximately 5,400 and 11,500 shares, respectively, at a cost of approximately $67,000 and $153,000. As of September 30, 2008, the cumulative number of shares repurchased under this program was 7.8 million at an aggregate cost of $135.0 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares under this program.
On October 22, 2008, our Board of Directors declared a special cash dividend of $0.75 per share and declared a quarterly cash dividend of $0.07 per share, both payable December 1, 2008 to shareholders of record as of November 7, 2008. We believe our balance of cash, cash equivalents and investment securities coupled with cash flow from operations will be sufficient to meet both our near-term and long-term working capital requirements for the foreseeable future.
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
Tax Audit Settlements and Deposits. Currently we do not anticipate making any significant cash payments related to the settlement of tax audits or deposits for unsettled audit issues during the next twelve months. Estimation of the amounts and timing of payments for periods further into the future are highly uncertain and therefore are not included in the table.
As of September 30, 2008, our approximate contractual obligations for operating leases and purchase obligations (by period due) were as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
(In Thousands)

Operating lease obligations	$4,930	$519	$2,718	$1,289	$404
Purchase obligations	5,881	5,881	—	—	—

Total	$10,811	$6,400	$2,718	$1,289	$404

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
Forward-Looking Statements
In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following “Quantitative and Qualitative Disclosures About Market Risk” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for 2008 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors which may cause such a difference to occur include: (i) the failure of Accelerated Reader Enterprise, Accelerated Math Enterprise and laptop orders to achieve expected growth targets, (ii) a decline in reading quiz and math library sales that exceeds our forecast, (iii) risks associated with our strategic growth initiative involving our transition to subscription-based products, (iv) dependence on educational institutions and government funding and (v) other risks affecting our business as described in our filings with the Securities and Exchange Commission, including our 2007 Annual Report and later filed quarterly reports on Form 10-Q and current reports on Form 8-K, which factors are incorporated herein by reference. We expressly disclaim a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.
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
Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of September 30, 2008, our investment securities had a market value of approximately $11.0 million and a carrying value of $11.0 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.

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
As of September 30, 2008, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.
There has been no change in our internal control over financial reporting that has occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from risk factors previously disclosed in our 2007 Annual Report in response to Item 1A to Part I of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 17, 2002, our Board of Directors authorized the repurchase of up to 5.0 million shares of our common stock under our stock repurchase program. The repurchase of up to an additional 3.0 million shares was authorized by our Board of Directors on February 9, 2005. On February 6, 2008, our Board of Directors authorized the purchase of an additional 1.0 million shares under the stock repurchase program. No time limit was placed on the duration of the stock repurchase program, nor is there any dollar limit on the program. Repurchased shares become treasury shares and may be used for stock-based employee benefit plans, acquisitions and for other general corporate purposes.

The following table shows information relating to the repurchase of shares of our common stock during the three months ended September 30, 2008:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet
	Shares	Average Price	Announced Plans or	Be Purchased Under
Period	Purchased	Paid per Share	Programs	the Plans or Programs
July 1-31, 2008	5,381	$12.36	5,381	1,235,268

August 1-31, 2008	0	0	0	1,235,268

September 1-30, 2008	0	0	0	1,235,268

Total	5,381	$12.36	5,381

Item 6. Exhibits
Exhibits.

Exhibit No.	Description

10.1	First Amendment to Credit Agreement dated as of November 5, 2008 by and between Wells Fargo Bank, National Association and Registrant

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC. (Registrant)
November 4, 2008	/s/ Terrance D. Paul
Date	Terrance D. Paul
Chief Executive Officer and a Director (Principal Executive Officer)

November 4, 2008	/s/ Mary T. Minch
Date	Mary T. Minch
Senior Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

10.1	First Amendment to Credit Agreement dated as of November 5, 2008 by and between Wells Fargo Bank, National Association and Registrant

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch