Form 10-K
period 2008-12-31
RENAISSANCE LEARNING INC
filed 2009-03-11
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22187

RENAISSANCE LEARNING, INC.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1559474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2911 Peach Street
P.O. Box 8036
Wisconsin Rapids, Wisconsin	54495-8036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (715) 424-3636

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:    None

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $100,463,000 as of June 30, 2008. As of February 20, 2009, there were 29,175,335 of the Registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III is incorporated by reference from the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 29, 2009.

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

          Our products, which support and enhance all curriculum and instructional approaches, are backed by research studies that support the demonstrated effectiveness of the products. Our products and services are primarily focused on three key pre-K-12 curriculum areas: reading, writing and math. Accelerated Reader*, STAR Reading, STAR Early Literacy and Read Now Power Up! comprise our reading products. Our math products include Accelerated Math, STAR Math and Math Facts in a Flash. NEO laptops and related software are our primary writing and keyboarding products. We also address language acquisition for English language learners with our English in a Flash software. Our 2Know! response system is a versatile classroom tool which encourages classroom participation and provides instantaneous feedback to instructors in any educational setting. Our products also include an optical-mark card scanner, which is primarily used with Accelerated Math, to automate scoring and recordkeeping tasks. Additionally, our product offerings include supplemental resources for educators and classroom use such as handbooks, workbooks, learning cards and motivational items.

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

          Our educational software products are available on two separate platforms: our web-based Renaissance Place software platform and our traditional desktop versions that run on local area networks of individual schools. The Renaissance Place platform meets the needs of district-wide installations such as: scalability, remote access, centralized database and server for multiple campus use, sophisticated statistical analysis, ease of administration and support, and integration with student data from other district systems. Renaissance Place products are sold primarily on a subscription basis typically for terms of one year. Our popular Accelerated Reader Enterprise and Accelerated Math Enterprise packages are turn-key solutions consisting of the Renaissance Place platform with enhanced features, unlimited access to all of our reading quizzes and math content, remote software hosting, professional development and technical consulting services. Enterprise versions of Accelerated Reader and Accelerated Math are sold on a subscription basis. Our desktop products are relatively simple to set up and maintain for an individual school and are typically sold as school-wide perpetual software licenses with optional annual support plans, student expansions, and add-on reading quizzes and math content libraries.

* 2Know!, Accelerated Math, Accelerated Reader, Accelerated Vocabulary, AccelScan, AccelTest, Advanced Technology for Essential Practice, AlphaSmart, AR, AR BookFinder, AR BookGuide, ATOS, English in a Flash, MathFacts in a Flash, NEO, NEO 2, Read Now, Renaissance, Renaissance Home Connect, Renaissance Learning, Renaissance Place, Renaissance Receiver, Renaissance Responder, STAR Early Literacy, STAR Math, STAR Reading, Successful Reader, Text2Speech and, “The Only Laptop Designed for Classrooms” are trademarks of Renaissance Learning, Inc., and its subsidiaries, registered, common law, or pending registration in the United States and other countries.

Steck-Vaughn is a trademark of Houghton Mifflin Harcourt Supplemental Publishers Inc. Google Docs is a trademark of Google, Inc. All other product and company names should be considered trademarks of their respective companies and organizations.

          We offer a full line of professional service and support solutions that integrate with, complement, and enhance the effectiveness of, our products. Sold separately or bundled with our products to provide a complete solution, our service offerings include professional development and product training seminars and conferences, report and data analysis, program evaluation, implementation coaching, distance training, software support, software installation, database conversion and integration services, and application hosting.

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

Software, Laptop Computing Solutions and Other Educational Products

          Accelerated Reader is software for motivating and monitoring increased literature-based reading practice and for providing educators with student progress information to support instruction. A student selects a book at an appropriate reading level from a list of books for which the school has an Accelerated Reader quiz, reads the book, and then takes a multiple-choice quiz on a computer. For each book read, Accelerated Reader tracks the amount of reading practice achieved by calculating points based on the length and difficulty of the book and the student’s performance on the quiz. The information generated from this process—titles read, percent of comprehension and amount of reading completed—creates a database of student reading achievement from which reports are generated that help educators monitor the amount and quality of reading practice for each individual student and thereby effectively target their instruction of comprehension, vocabulary and fluency. We currently have computerized book quizzes for Accelerated Reader on over 131,000 titles. Accelerated Reader supports recorded-voice versions of quizzes on literature books for emergent readers, quizzes for assessing reading instruction assignments from reading textbooks, vocabulary quizzes, and Literacy Skills quizzes which allow educators to assess students’ proficiency on specific skills found in state and district language arts standards.

          STAR Reading is an easy to use, computer-adaptive, formative reading assessment system that determines a student’s reading level, statistically correlated to national norms, in ten minutes or less. STAR Reading adapts itself during testing by utilizing proprietary branching logic that evaluates the pattern of the student’s answers to determine the level of difficulty required for subsequent questions. Tests can be administered several times a year and the results provide educators with a database of statistically accurate reading level information on their students, grades 1-12, from which they can generate useful diagnostic reports and adjust instructional strategies accordingly.

          STAR Early Literacy computer adaptive assessment software provides educators with a fast, accurate and easy solution to assess the phonemic awareness, and other readiness and literacy skills of students in grades pre-K-3. The software helps educators identify each student’s specific strengths and diagnose specific weaknesses in skills covered by early literacy curricula and standards. STAR Early Literacy allows for the assessment process to be quickly and easily repeated several times throughout a school year at a lower cost and on a timelier basis than conventional assessments.

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

          Accelerated Math software is a continuous progress monitoring system that helps educators manage day-to-day classroom tasks by producing daily, personalized math practice for students, correcting their work, and reporting results immediately. Accelerated Math automatically keeps records using our AccelScan optical mark reader and gives educators progress-monitoring information each day. Accelerated Math offers content libraries that range from grade one through calculus and include: state standards-aligned libraries, textbook-aligned libraries for popular math textbooks and extended response libraries that integrate the application of multiple math objectives.

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

          STAR Math is a computer-adaptive, formative math assessment test and database that provides the same benefits as STAR Reading. STAR Math reports provide objective information to help educators quickly place their students, monitor progress, and match instruction to individual student levels. Fast, accurate, and easy to administer, STAR Math provides math scores for grades 1-12 in approximately 15 minutes, provides comparisons to national norms, and can be administered several times throughout the school year to track student development of math proficiency.

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

          English in a Flash software utilizes a research-based approach to helping educators accelerate the language acquisition for students who are English Language Learners (ELLs) and English as a Second Language (ESL) students. This vocabulary-based approach is based on a systematic method of learning language without reliance upon translation, grammatical instruction, or multimedia distractions, which is significantly faster than traditional methods of language acquisition.

          NEO Laptops are rugged, portable, easy-to-use, low total-cost-of-ownership computing devices that can operate independently or complement existing computers and can operate up to 700 hours on a single set of AA batteries. NEO laptops are designed specifically for use in K-12 schools and are particularly well suited to keyboarding skill development and facilitating writing practice in a classroom setting. Renaissance Place schools have the ability to administer Accelerated Reader quizzes using the NEO 2, which effectively leverages the functionality and benefits of these two popular products in an educational setting. NEO laptops run a variety of curriculum-specific software focused on skills improvement and real-time formative assessment in writing, language arts, keyboarding, technology literacy, and special needs. They also perform word-processing, function as a calculator, are expandable and feature advanced wireless capabilities, thereby increasing student access to affordable portable computing. In addition the NEO 2 contains the functionality of, and integrates with, our 2Know! response system.

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

          Application Hosting. We provide optional hosting of our Renaissance Place software on our servers at our data center, eliminating the need for customers to purchase, install, and maintain server hardware and software. Additionally our hosting customers receive the benefits of secure student information storage, regular backups to ensure data integrity, and our technicians continually optimize and update the software to provide optimal performance and functionality.

          Other Technical Services. In addition to application hosting, we provide our customers with a variety of services to help with the implementation and support of their Renaissance programs. These include system setup, software installation, troubleshooting, technical training, data conversion, interface programming and custom report writing.

          Training and Professional Development Services. Our professional development sessions provide leadership development opportunities, instruct educators in proven best practices to enhance their curriculum and instruction, and inform educators on how to most effectively use our products and the information they generate. Our content has been organized into beginning, advanced and special topics that can be delivered over time allowing educators to integrate best practices into the classroom and assimilate information as they need it. We offer several delivery options to meet specific customer needs and constraints including: (i) online self-study, (ii) online webinars conducted by a Renaissance implementation specialist using the web and a telephone, (iii) full-day professional development seminars, (iv) consulting provided on an on-site or remote basis, (v) implementation coaching in which the educator is paired with one of our specialists for implementation support over an entire school year and (vi) large training events like our regional symposiums.

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

Product Development

          We believe that continued substantial investment in product development is required to remain competitive and grow in the educational marketplace. We invest continuously in the development of new products and services, enhancement of existing products and services, development of new content for existing products, development of tools to increase the efficiency of product development, and scientific research that: generates concepts for new products and services, validates the efficacy of our existing products and services and provides useful feedback for improvement of new and existing products and services. Further, we conduct research on best practices, perform field validation of techniques, publish internally generated as well as third-party research, and gather information to guide the development of new and improved products. For the years ended December 31, 2008, 2007, and 2006, our development expenses were $17.4 million, $18.5 million and $17.3 million, respectively (excluding capitalized amounts of $0.1 million, $0.2 million and $0.7 million, respectively).

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

          We experience seasonal variations in customer orders primarily due to the budget and school-year cycles of our customers. Total quarterly orders received are generally highest in the third quarter and to a lesser extent in the second quarter. Our service revenues tend to be higher in the second and third quarters due to customer preferences as to when services are delivered. The transition to subscription-based products affects customer ordering patterns. Compared to orders for non-subscription-based offerings, customer orders of our subscription-based offerings tend to more closely follow school budgeting patterns resulting in a more seasonal order pattern weighted to the second and third calendar quarters. Also, after customers transition to our subscription-based Enterprise products, they no longer order reading quizzes and math libraries since access to this content is included in their subscription. Historically, our customers have ordered more of this content in the first and fourth quarters. The combined effect is that a much greater proportion of a year’s orders are expected in the second quarter and to an even greater extent in the third quarter than we have experienced historically. Transitioning to subscription-based software can also adversely impact orders for expansions, add-on reading quizzes and math libraries by customers who own our software under perpetual license agreements, as they may delay purchases of expansions, reading quizzes and math libraries while they are contemplating a transition to subscription-based versions of our products.

Production

          A growing number of customers who purchase our software elect to have us host it, thus giving them access to our products directly from our data center servers through the internet. Our software products are also distributed on CD-ROM. Bulk CD-ROMs are produced by third-party contractors. We produce order-specific and smaller batches of CD-ROMs at our distribution facility. Accelerated Reader quizzes and Accelerated Math libraries can be purchased and downloaded from our website and selected patches and software updates are available for download on our website as well.

          Our NEO laptops, the 2Know! response system and our AccelScan scanners are produced to our specifications by third-party contract manufacturers, some of which are located outside of the United States. Other related products, including videotapes, books, graphics, and motivational items, are produced by third-party vendors.

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

Employees

          As of February 1, 2009, we had 985 full-time and part-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.

Backlog

          As of December 31, 2008 and 2007, we had backlogs that aggregated approximately $47.7 million and $39.6 million, respectively. These backlogs include deferred revenue related to software subscriptions, software support agreements, technology consulting and professional development of $46.9 million and $38.4 million at December 31, 2008 and 2007, respectively. Substantially all of the 2008 backlog is expected to be realized during 2009.

Forward-Looking Statements

          In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under “Item 1-Business” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (2) statements with respect to growth initiatives, growth prospects, projected sales, revenues, earnings and costs, and product development schedules and plans, and management’s expectations regarding orders and financial results for future periods included or incorporated by reference in their Annual Report in Form 10-K or in our future filings with the SEC or contained in written material, releases and oral statements issued by us, or on our behalf. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, the factors listed in “Item 1A-Risk Factors.”

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age of Officer	Office

Judith Ames Paul Age 62

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

Terrance D. Paul Age 62

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

Steven A. Schmidt Age 54

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

Mary T. Minch Age 42

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

Item 1A. Risk Factors

          Reliance on Single Product Line. Our Accelerated Reader software and supplemental Accelerated Reader quizzes accounted for approximately 38%, 38% and 37% of our net sales in 2008, 2007 and 2006, respectively. An overall decline in sales of Accelerated Reader and supplemental quizzes would have a material adverse effect on our business, financial condition and results of operations.

          Geographic Concentration of Sales. A substantial portion of our sales is concentrated in several states, including California, Texas, Florida, Georgia and North Carolina, which accounted for approximately 15%, 12%, 6%, 4% and 3%, respectively, of our net sales in 2008. If large numbers of schools or a district or districts controlling a large number of schools in such states were to discontinue purchasing our products and services, our business, financial condition, and results of operations would be materially adversely affected.

          Dependence on Educational Institutions and Government Funding. Substantially all of our revenue is derived from sales to educational institutions, individual educators, and their other suppliers. There can be no assurance that educational institutions and/or individual educators will continue to invest in technology-based products and professional development for reading and other curricula or continue to respond favorably to our marketing. Our inability to sustain the number of products sold or number of schools served would adversely affect our business, financial condition and results of operations. Because of our dependence on educational institutions, the funding of which is largely dependent on government support, a substantial decrease in government budgets or funding for educational software or technology would have a material adverse effect on our business, financial condition and results of operations. Economic slow downs such as the current one have the potential to negatively affect school funding and can therefore adversely impact the sale of our products and services to schools. In addition, certain aspects of government sponsored education initiatives may not endorse, or be complementary to, the principles and methodologies underlying and associated with our products and services, which could adversely affect our business, financial condition and results of operations.

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

          Reliance on Statistical Studies to demonstrate effectiveness of our Products and Services. We rely on statistical studies to demonstrate that our products and related services improve student achievement. We believe that these studies accurately reflect the performance of our products. These studies, however, involve the following risks: (i) the sample sizes used in our studies may yield results that are not representative of the general population of students who use our products; (ii) the methods used to gather the information upon which these studies are based depend on cooperation from students and other participants, and inaccurate or incomplete responses could distort results; (iii) schools studying the effectiveness of our products may apply different methodologies and data collection techniques, making results difficult to aggregate and compare; (iv) we facilitate the collection and analysis of data for some of these studies; and (v) we hire researchers to aggregate and present the results of some of these studies and, in some cases, to conduct the studies. There is growing demand from the No Child Left Behind Act and other sources for research and studies to demonstrate the effectiveness of educational programs and products. Our selling and marketing efforts, as well as our reputation, could be adversely impacted if the public, including our existing and potential customers, is not convinced that the product effectiveness is supported by the studies.

          Limited Protection of Intellectual Property and Proprietary Rights. We regard certain of our technologies as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws and employee non-disclosure agreements to establish and protect our intellectual property rights. We also employ serialization techniques to prevent unauthorized installation of our software products and related content. There can be no assurance that the steps taken by us to protect our rights will be adequate to prevent or deter misappropriation. In addition, while we do not believe that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such assertions can be material, regardless of whether an assertion is validated. The software publishing industry has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. There can be no assurance that our software products and the content will not experience unauthorized reproduction and distribution, which would have a material adverse effect on our business, financial condition and results of operations.

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

          Educational Philosophies. Our products support all teaching methods and curricula by focusing on continuous feedback, increased student practice of essential skills, and demonstrated product effectiveness through measurable results. Certain educators, academics, politicians, and theorists, however, advocate philosophies of instruction that can lead them to oppose certain educational products or services. These philosophies can include, but are not limited to, opposition to standardized testing or over-reliance on the same; opposition to computers or motivational techniques; narrow focus on particular types of direct instruction; and subjective opinions of what research supports product effectiveness. These philosophical stances have the capacity to negatively influence the market for our products and services, and such influence could have a material adverse impact on demand for our products and services and thus on our business, financial condition and results of operations.

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

          As we enter into new markets, existing competitors could increase the barriers to entry by driving prices lower or making modifications to enhance their products. Success in selling our established products and services may cause competitors to focus on us in their marketing efforts thereby increasing direct competition. There can be no assurance that we will continue to be able to market our products successfully or compete effectively in the educational marketplace.

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

          Ability to Attract and Retain Qualified Personnel. Our future success will depend, in part, upon our continuing ability to retain the employees, including senior management personnel, who have assisted in the development and marketing of our products and to attract and retain qualified employees trained in computer technology, sales, marketing, finance, and other disciplines to enhance our product offerings and broaden our operations. There can be no assurance that we will continue to be able to attract and retain such personnel. The failure to attract or retain the necessary personnel would have a material adverse effect on our business, financial condition and results of operations.

          Fluctuations in Quarterly Performance. We generally deliver products as orders are received. Our reported revenue in any quarter can be affected by a variety of factors, including:

•	delays in the development and/or shipment of new products;

•	the closing of large contract sales, such as those to school districts;

•	the shipment of new products for which orders have been building for a period of time;

•

seasonal variations due to, among other things, the budget and school year cycles of our school customers and annual ordering patterns related to subscription-based products and services, particularly Accelerated Reader Enterprise and Accelerated Math Enterprise; and

•

seasonal variations due to delays in reading quiz and math library order patterns as customers consider upgrading to Accelerated Reader Enterprise and Accelerated Math Enterprise, which include access to all of our reading quizzes and math libraries.

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

          Share Price Volatility. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include announcements of technological innovations and/or new products by us and our competitors, earnings releases and other announcements by us and our competitors, expectations regarding government funding levels for education, market conditions in the industry, announcements by us of significant acquisitions and/or divestitures, and the general state of the securities markets. The market price of our common stock may decline significantly if we fail to meet our forecasts or the published earnings estimates of analysts and others. In addition, quarterly fluctuations of our results of operations as described above may cause a significant variation in the market price of our common stock.

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

          Concentration of Share Ownership; Control by Principal Shareholders/Management. As of February 20, 2009, our principal shareholders, Judith Paul and Terrance Paul, our chairman and chief executive officer, respectively, and co-founders of the company, beneficially owned approximately 65% of our outstanding common stock. As a result, these principal shareholders have the ability to control and direct our business and affairs.

          Shares Eligible for Future Sale. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of February 20, 2009, approximately 19.0 million shares of our common stock were held by “affiliates” and may be publicly sold only if registered under the Securities Act of 1933 or sold in accordance with an applicable exemption from registration, such as Rule 144. In addition, we have filed registration statements under the Securities Act of 1933 to register an aggregate of 6,000,000 shares of common stock reserved for issuance under our 1997 Stock Incentive Plan and an aggregate of 500,000 shares of common stock reserved for issuance under our Employee Stock Purchase Plan (ESPP), which will, when issued in accordance with such plans, be eligible for immediate sale in the public market, subject to the Rule 144 resale limitations for affiliates. We did not offer the ESPP to our employees in 2006, 2007 or 2008 and have no intention of offering it in 2009.

          Cash Dividends. We declared quarterly cash dividends of $0.07 per share for each of the four quarters of 2008. We also declared a special dividend of $0.75 per share during 2008. Our dividend policy may be affected by, among other things, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels, acquisitions, legal risks and stock repurchases. Our dividend policy may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on the market price of our common stock.

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

          Divestitures. From time to time, we may, for any number of reasons, determine it is in our best interests and in the interests of our shareholders to discontinue or dispose of a business or product line. Divestitures involve a number of difficulties and risks, including, among others, the diversion of management time and resources and the resulting disruption to our ongoing business, and unanticipated costs and liabilities. If we are unable to manage the divestiture process successfully or if we are incorrect in our assumptions regarding the costs associated with a disposition, our business, financial condition and results of operations could be adversely affected.

          Acquisitions. We evaluate strategic opportunities from time to time, including acquisitions. Acquisitions involve a number of difficulties and risks, including, among others: the failure to integrate personnel, technology, research and development, marketing and sales operations of the acquired company; the diversion of management time and resources and the resulting disruption to our ongoing business; the potential loss of the acquired company’s customers, as well as our own; and unanticipated costs and liabilities. Integration processes require significant time and resources, and we may not be able to manage the process successfully. If customers of the acquired company, or our customers, are uncertain about our ability to operate on a combined basis with the acquired company, they could delay or cancel orders for products and services. Moreover, we may not successfully evaluate or utilize the acquired technology or accurately forecast the financial impact of an acquisition transaction. If we fail to integrate an acquired company or business successfully, our business, financial condition, and results of operations could be adversely affected, including the potential need to record a non-cash charge for the impairment of goodwill and other intangibles.

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

Item 4. Submission of Matters to a Vote of Security Holders

          We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

          Our common stock is traded under the symbol “RLRN” on The NASDAQ Global Select Market. Information regarding the market prices of our common stock may be found in Note 14 of the Notes to Consolidated Financial Statements.

Holders

          As of February 20, 2009, there were 601 record holders of our common stock.

Historical Dividends

          We declared quarterly cash dividends of: $0.05 per share in the first and second quarter of 2007 and $0.07 in the third and fourth quarter of 2007 along with a special dividend of $0.75 per share in the third quarter of 2007. We declared quarterly cash dividends of $0.07 per share in each of the four quarters of 2008 along with a special dividend of $0.75 per share in the fourth quarter of 2008.

          We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders. Our Board of Directors also considers several additional factors when declaring dividends, including: the Company’s financial statements as of the most recent practicable date, the expected cash costs to deliver the products and services recorded as deferred revenue, the company’s ability to provide the products and services underlying amounts recorded as deferred revenue, the likelihood of recognizing amounts recorded as deferred revenue as net sales based on the Company’s historical experience and most recent projections and the short time period over which such recognition has historically occurred and is expected to occur and, other information, opinions, reports and statements prepared and presented by the Company’s officers and employees about the Company’s business, operations and financial condition.

Equity Compensation Plans

          Information regarding our equity compensation plans may be found in Item 12 of this 2008 Annual Report on Form 10-K and in Note 11 of the Notes to Consolidated Financial Statements.

Performance Graph

          The following graph compares the total shareholder return on our common stock for the five year period from December 31, 2003 through December 31, 2008 with that of the NASDAQ Composite Index and two peer group indices constructed by us. The companies included in our old peer group index are Blackboard Inc. (BBBB), Learning Tree International, Inc. (LTRE), The Princeton Review, Inc. (REVU), School Specialty, Inc. (SCHS), Skillsoft Public Company Limited (SKIL) and Plato Learning, Inc. (TUTR). The companies included in our new peer group index are The Princeton Review, Inc. (REVU), School Specialty, Inc. (SCHS), Plato Learning, Inc. (TUTR), Scientific Learning, Corp. (SCIL), and K12, Inc. (LRN). We changed the mix of companies in our peer group index from last year to this year because the new peer group is more representative of the K-12 market in which we compete. The new peer group index is intended to provide a better tool for comparison.

          The total return calculations set forth below assume $100 invested on December 31, 2003 with reinvestment of dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through December 31, 2008. The stock performance graph shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Renaissance Learning, Inc., The NASDAQ Composite Index,
A New Peer Group And An Old Peer Group

* $100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Return
	12/03	12/04	12/05	12/06	12/07	12/08

Renaissance Learning, Inc.	100.00	83.85	86.39	82.12	70.00	48.86
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
New Peer Group	100.00	94.54	89.50	87.03	85.96	51.74
Old Peer Group	100.00	80.41	89.66	89.90	118.59	73.35

Recent Sales of Unregistered Securities

          There were no sales of unregistered securities during the year ended December 31, 2008.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          On April 17, 2002, our Board of Directors authorized a repurchase program which provides for the repurchase of up to 5,000,000 shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares under the stock repurchase program. On February 6, 2008 our Board of Directors authorized the repurchase of an additional 1,000,000 shares under the stock repurchase program.

          No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. Repurchased shares will become treasury shares and may be used for equity compensation plans, stock-based employee benefit plans and for other general corporate purposes.

          The following table shows information relating to the repurchase of shares of our common stock during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31	151	$9.89	151	1,235,117

November 1-30	—	—	—	1,235,117

December 1-31	36	8.84	36	1,235,081
Total	187	$9.69	187

Item 6. Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007		2006	2005	2004
Consolidated Income Statement Data
Net sales:
Products	$84,540	$84,628		$90,750	$94,296	$91,482
Services	30,683	23,304		20,778	21,987	20,242
Total net sales	115,223	107,932		111,528	116,283	111,724
Cost of sales:
Products	14,494	15,673		16,455	12,917	6,167
Services	13,263	11,830		10,011	8,669	9,532
Total cost of sales	27,757	27,503		26,466	21,586	15,699
Gross profit	87,466	80,429		85,062	94,697	96,025
Operating expenses:
Product development	17,396	18,506		17,291	17,046	14,536
Selling and marketing	36,253	36,042		33,639	30,778	30,551
General and administrative	15,283	14,951		16,330	12,989	12,005
Impairment of goodwill and intangible assets	47,945	—		—	—	—
Total operating expenses	116,877	69,499		67,260	60,813	57,092
Operating income (loss)	(29,411)	10,930		17,802	33,884	38,933
Other, net	819	1,178		1,234	3,494	1,640
Income (loss) - continuing operations before income taxes	(28,592)	12,108		19,036	37,378	40,573
Income taxes - continuing operations	5,848	4,541		7,043	13,211	15,012
Income (loss) - continuing operations	(34,440)	7,567		11,993	24,167	25,561
Income (loss) - discontinued operations	—	—		—	584	(2,859)
Net income (loss)	$(34,440)	$7,567		$11,993	$24,751	$22,702

Earnings (loss) per share:
Basic and diluted:
Continuing operations	$(1.20)	$0.26		$0.41	$0.78	$0.82
Discontinued operations	0.00	0.00		0.00	0.02	(0.09)
Net income (loss)	$(1.20)	$0.26		$0.41	$0.80	$0.73

Cash dividends declared per share	$1.03 *	$0.99	*	$0.20	$0.20	$2.31 **

Consolidated Balance Sheet Data:
Working capital	$(15,335)	$(6,543)		$15,282	$21,539	$41,815
Total assets	56,926	113,300		117,711	128,382	114,724
Shareholders’ equity (deficit)	(5,319)	57,987		79,571	95,866	84,417

* Includes a special dividend in 2008 and 2007 of $0.75 per share.

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

          Service revenue is derived primarily from: (i) product support services, (ii) professional development and product training seminars and conferences, (iii) application hosting, (iv) technical services, (v) consulting and (vi) other remote services. Product support services included with sales of perpetually licensed software have a duration of 12 months or less and the associated revenue is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from professional development and product training seminars and conferences is recognized when the seminar or conference is held. Revenue from other product support services and application hosting is initially recorded as deferred revenue and then recognized as revenue on a straight-line basis over the term of the agreement, typically 12 months. Revenue from technical services, consulting and other remote services is recognized as the services are performed or on a straight-line basis over the contractual period.

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

          Cost of sales consists of expenses associated with sales of our software and hardware products and the delivery of services. These costs include: (i) personnel-related costs, (ii) costs of purchased materials such as our NEO laptops, optical-mark card scanners, 2Know! response systems, educational products, training materials, manuals and, motivational items, (iii) shipping and freight costs, (iv) amortization of capitalized development costs and, (v) other overhead costs. We realize higher gross profit margins on our software sales than on our hardware and service sales.

          We expense all development costs associated with a software product until technological feasibility is established, after which time such costs are capitalized until the product is available for general release to customers. Capitalized product development costs are amortized into cost of sales, beginning when the product is available for general release, using the straight-line method over their estimated economic life, which is generally estimated to be 24 months.

Results of Operations

          Our results of operations can be affected by many factors including the general economic environment, state and federal budgetary decisions and, the length and complexity of the sales cycle for school districts. National trends, federal and state legislation, Department of Education policies and, the way the foregoing align with our products and services can impact our business.

          An important component of our software product strategy is a transition to a subscription-based software sales model. We believe that a business model based on subscription-based software offers long-term advantages over traditional perpetual licensing, including: (i) improved product utilization leading to higher levels of customer satisfaction, (ii) product adoption by more schools, (iii) more lifetime revenue per customer and, (iv) a more predictable and reliable revenue stream.

          We believe the percentage of customers using the subscription-based Enterprise version of our reading and math products is an important indicator of: (i) the progress of this strategic growth initiative, (ii) the magnitude of the growth opportunities still existing with regard to this strategy and, (iii) the impact of the new seasonal patterns on our business. As of the end of 2008, approximately 32% of our active reading product customers were using the Enterprise version. Worldwide, we currently have approximately 55,000 active Accelerated Reader customers, 19,000 active Accelerated Math customers and, 47,000 active STAR Reading and STAR Math customers. Customer counts have been adjusted from those previously reported as we refined our counting process with respect to various factors, including: the definition of an active customer school, how we count schools involved in a district implementation and, how to handle transfers of products and subscriptions between schools.

          The transition to subscription-based products affects customer ordering patterns. Compared to orders for non-subscription-based offerings, customer orders of our subscription-based offerings tend to more closely follow school budgeting patterns resulting in a more seasonal order pattern weighted to the second and third calendar quarters. Also, after customers transition to our subscription-based Enterprise products, they no longer order reading quizzes and math libraries since access to this content is included in their subscription. Historically, our customers have ordered more of this content in the first and fourth quarters. The combined effect is that a much greater proportion of a year’s orders is expected in the second quarter and to an even greater extent in the third quarter than we have experienced historically. Transitioning to subscription-based software can also adversely impact orders for expansions, add-on reading quizzes and math libraries by customers who own our software under perpetual license agreements, as they may delay purchases of expansions, reading quizzes and math libraries while they are contemplating a transition to subscription-based versions of our products.

          This transition can also significantly affect reported financial results. Since our Renaissance Place product and service offerings are typically sold on a subscription basis with a term of 12 months, a large portion of our revenue is initially deferred and recognized into income over the subscription period. Driven primarily by sales of our subscription-based Enterprise software packages, deferred revenue increased $8.5 million and $13.7 million, over the years ended December 31, 2008 and 2007, respectively. This timing difference between receipt of an order and revenue recognition, on subscription based products and services, can result in reported revenue being significantly lower or significantly higher than the amount of orders received in any given period and can also affect comparative results from one period to another.

          Additionally, our Renaissance Place products are often sold at the school district level and district level sales are more complex, have a longer sales cycle, and are typically for a larger dollar amount than sales made to individual schools. Revenues from district sales are therefore more uneven and more difficult to accurately predict than individual school level sales. Consequently, our revenues and results of operations can be significantly impacted by the timing of large district orders.

          Large infrequent charges are another factor that can significantly affect our results of operations. In 2008 we recorded: (i) a non-cash, non-recurring charge of $46.5 million (after tax) for impairment of goodwill and other intangible assets related to the 2005 acquisition of AlphaSmart, (ii) a charge of $0.6 million related to a lawsuit regarding defective parts from a supplier for which we received an unfavorable court decision and, (iii) a $0.4 million charge to terminate contracts for professional development events where we altered the timing or location of those events. In 2007 we took a charge of $0.5 million to reorganize our product development resources, reducing staff and assets related to the laptop line. Our 2006 net income and results of operations was impacted by a charge of $1.9 million in separation expense, primarily for former executives.

          The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	2008	2007	2006
Net Sales:
Products	73.4%	78.4%	81.4%
Services	26.6	21.6	18.6
Total net sales	100.0	100.0	100.0
Cost of sales:
Products	17.1	18.5	18.1
Services	43.2	50.8	48.2
Total cost of sales	24.1	25.5	23.7
Gross profit:
Products	82.9	81.5	81.9
Services	56.8	49.2	51.8
Total gross profit	75.9	74.5	76.3
Operating expenses:
Product development	15.1	17.1	15.5
Selling and marketing	31.4	33.4	30.2
General and administrative	13.3	13.9	14.6
Impairment of goodwill & intangible assets	41.6	—	—
Operating income (loss)	(25.5)	10.1	16.0
Other, net	0.7	1.1	1.1
Income (loss) before taxes	(24.8)	11.2	17.1
Income tax provision	5.1	4.2	6.3
Net Income (loss)	(29.9)%	7.0%	10.8%

Years Ended December 31, 2008 and 2007

          Net Sales. Our net sales increased by $7.3 million, or 6.8%, to $115.2 million in 2008 from $107.9 million in 2007. Revenue in 2008 increased primarily due to recognition of deferred revenue from orders received in earlier periods and to a lesser extent by increased orders for our products and services received in the current year. Customer orders for our products and services increased by approximately $1.0 million, or 0.8%, in 2008 as compared to 2007. During 2008, deferred revenue increased by $8.5 million as compared to an increase of $13.7 million in 2007.

          Product revenue decreased by $0.1 million, or 0.1%, to $84.5 million in 2008, essentially unchanged from $84.6 million in 2007.

          Service revenue increased by $7.4 million, or 31.7%, to $30.7 million in 2008 from $23.3 million in 2007. Nearly all service categories achieved growth, with the largest increases in our remote technical services, primarily hosting and installations. Service revenues also increased because we held a National Conference in the first quarter of 2008, but did not hold a National Conference in 2007.

          Cost of Sales. The cost of sales of products decreased by $1.2 million, or 7.5%, to $14.5 million in 2008 from $15.7 million in 2007. As a percentage of product sales, the cost of sales of products decreased to 17.1% in 2008 from 18.5% in 2007 primarily due to lower manufacturing costs of our scanner and a product mix shift in the laptop line to the more profitable NEOs.

          The cost of sales of services increased by $1.5 million, or 12.7%, to $13.3 million in 2008 from $11.8 million in 2007. As a percentage of sales of services, the cost of sales of services decreased to 43.2% in 2008 from 50.8% in 2007. The improvement resulted from growth of our more profitable technical service offerings, especially hosting, and increased utilization of our fixed costs during 2008.

          Our overall gross profit margin percentage increased to 75.9% in 2008 from 74.5% in 2007. The improvement is attributable to the increased profitability on products and services explained above, tempered by an overall revenue mix weighted more heavily towards services in 2008.

          Product Development. Product development expense, which excludes amounts capitalized, decreased by $1.1 million, or 6.0%, to $17.4 million in 2008 from $18.5 million in 2007. As a percentage of net sales, product development expenses decreased to 15.1% in 2008 from 17.1% in 2007. The reduction in product development expenses is primarily due to: (i) a charge of $0.5 million in 2007 to reorganize our product development resources, reducing staff and assets related to the laptop line, (ii) ongoing savings from the restructuring in 2008 and, (iii) research costs incurred in 2007 related to the expansion of the United Kingdom product offerings.

          Selling and Marketing. Selling and marketing expenses increased by $0.3 million, or 0.1%, to $36.3 million in 2008 from $36.0 million in 2007. Selling and marketing expenses increased in 2008, partly due to increased commissions as a result of higher customer order levels and, higher promotional expenses related to the NEO; partially offset by lower spending on advertising and direct marketing. As a percentage of net sales, selling and marketing expenses were 31.4% in 2008 compared to 33.4% in 2007.

          General and Administrative. General and administrative expenses increased by $0.3 million, or 2.2%, to $15.3 million in 2008 from $15.0 million in 2007. General and administrative expenses increased in 2008 primarily due to: a charge of $0.6 million related to a lawsuit regarding defective parts from a supplier for which we received an unfavorable court decision and, a $0.4 million charge to terminate contracts for professional development events where we altered the timing or location of those events; partially offset by other cost reductions. As a percentage of net sales, general and administrative costs decreased to 13.3% in 2008 from 13.9% in 2007.

          Impairment of Goodwill and Intangible Assets. In 2008 we recorded the following pretax impairment charges related to the 2005 acquisition of AlphaSmart: (i) $44.0 million of goodwill, (ii) $3.0 million for the AlphaSmart trademark and, (iii) $0.9 million for the customer relationships. The overall current economic climate, the more discretionary nature of school purchases of the laptop products and, recent sales performance of this product line have caused us to lower our growth expectations, which in turn resulted in a lower valuation of this product line and, consequently, the aforementioned impairment charges.

          Operating Income. An operating loss of $29.4 million occurred in 2008 compared to operating income of $10.9 million in 2007. The 2008 operating loss was primarily a result of the AlphaSmart impairment charges which were partially offset by earnings from ongoing operations. The impairment charges negatively impacted 2008 operating income by $47.9 million and net income after tax by $46.5 million.

          Other Income. Other income, which is mainly interest income from our investment securities, decreased to $0.8 million in 2008 from $1.2 million in 2007 due to somewhat lower average cash balances in 2008 and to lower market rates of return on fixed income investments.

          Income Tax Provision. In 2008 the annual effective rate of our provision for income taxes was -20.5%. Our annual effective income tax rate, excluding the tax effect of the impairment charge to goodwill and other intangibles, was 36.7% in 2008. Since the write down of the AlphaSmart goodwill is not deductible for income tax purposes it does not generate a current tax benefit, resulting in tax expense of $5.8 million during 2008 in spite of the reported pre-tax loss. The tax accounting treatment of the goodwill write down is the primary reason in 2008 for the difference between the 37% rate and the actual rate of -20.5% reflected in the financial statements. This compares to income tax expense of $4.5 million that was recorded in 2007 at an effective income tax rate of 37.5% of pre-tax income.

Years Ended December 31, 2007 and 2006

          Net Sales. Our net sales decreased by $3.6 million, or 3.2%, to $107.9 million in 2007 from $111.5 million in 2006. A significant portion of this decline was related to our customers purchasing more subscription-based products and services, particularly Accelerated Reader. Revenues from subscription-based products are initially deferred and then recognized ratably over the subscription period, generally one year, while the majority of revenues from non-subscription-based sales are recognized immediately upon delivery. During 2007, deferred revenue increased by $13.7 million as compared to an increase of $5.7 million in 2006. Customer orders for our products and services increased by approximately $5.2 million, or 4.3%, in 2007 as compared to 2006.

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

          Product Development. Product development expense, which excludes amounts capitalized, increased by $1.2 million, or 6.9%, to $18.5 million in 2007 from $17.3 million in 2006. As a percentage of net sales, product development expenses increased to 17.1% in 2007 from 15.5% in 2006. We capitalized product development expenses of $0.2 million in 2007 compared to $0.7 million in 2006. Product development expenses were higher in 2007 primarily due to: (i) a $0.5 million restructuring cost related to a partial reorganization of product development resources for the laptop line in 2007, (ii) the higher level of software development cost capitalized in 2006 than in 2007 and, (iii) a $0.3 million increase in research and development costs related to our United Kingdom products.

          Selling and Marketing. Selling and marketing expenses increased by $2.4 million, or 7.1%, to $36.0 million in 2007 from $33.6 million in 2006. Selling and marketing expenses increased in 2007, partly due to increased commissions as a result of higher customer order levels and partly due to salaries as a result of our sales force expansion; partially offset by lower spending on advertising and direct marketing. As a percentage of net sales, selling and marketing expenses were 33.4% in 2007 compared to 30.2% in 2006.

          General and Administrative. General and administrative expenses decreased by $1.4 million, or 8.4%, to $14.9 million in 2007 from $16.3 million in 2006. General and administrative expenses were lower in 2007 primarily due to the impact of an executive severance charge of $1.9 million taken in 2006. As a percentage of net sales, general and administrative expenses decreased to 13.9% in 2007 from 14.6% in 2006.

          Operating Income. Operating income decreased by $6.9 million, or 38.6%, to $10.9 million in 2007 from $17.8 million in 2006. As a percentage of net sales, operating income decreased to 10.1% in 2007 from 16.0% in 2006 due to the combined effect of the factors discussed above.

          Other Income. Other income, which is mainly interest income from our investment securities, was $1.2 million in 2007, unchanged from 2006.

          Income Tax Provision. Income tax expense of $4.5 million, from continuing operations, was recorded in 2007 at an effective income tax rate of 37.5% of pre-tax income, compared to $7.0 million, or 37.0%, of pre-tax income for 2006. The higher tax rate in 2007 was primarily the result of the adoption of the new accounting standard for uncertain tax positions, Financial Interpretation No. 48 (“FIN 48”). The method for estimating, accruing and recognizing expenses and benefits of uncertain income tax positions under FIN 48 is substantially different than under the previous accounting standard.

Liquidity and Capital Resources

          As of December 31, 2008, our cash, cash equivalents and investment securities were $17.8 million, down $6.7 million from $24.5 million at December 31, 2007. During 2008, we generated operating cash flow of $24.9 million.

          As of December 31, 2008 we have a $15.0 million secured revolving line of credit with a bank which is available until July 1, 2009. The line of credit bears interest at either a floating rate or a fixed rate for a period of up to 90 days based on LIBOR plus 1.5%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2009 which bears interest at the prime rate less 1.0%. As of December 31, 2008, the lines of credit had not been used.

          On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock, on February 9, 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares, and on February 6, 2008, our Board of Directors authorized the repurchase of an additional 1,000,000 shares under the stock repurchase program. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and will be used for stock-based employee benefit plans, equity compensation plans and, for other general corporate purposes. From January 1, 2008 through December 31, 2008, we repurchased approximately 12,000 shares at a cost of $0.2 million. Since the original authorization of the repurchase program in 2002, we have repurchased approximately 7.8 million shares at a cost of $135.0 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.

          We declared quarterly cash dividends of: $0.05 per share in the first and second quarter of 2007 and $0.07 in the third and fourth quarter of 2007 along with a special dividend of $0.75 per share in the third quarter of 2007. We declared quarterly cash dividends of $0.07 per share in each of the four quarters of 2008 along with a special dividend of $0.75 per share in the fourth quarter of 2008.

          We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders. Our Board of Directors also considers several additional factors when declaring dividends, including: the company’s financial statements as of the most recent practicable date, the expected cash costs to deliver the products and services recorded as deferred revenue, the company’s ability to provide the products and services underlying amounts recorded as deferred revenue, the likelihood of recognizing amounts recorded as deferred revenue as net sales based on the company’s historical experience and most recent projections and the short time period over which such recognition has historically occurred and is expected to occur and, other information, opinions, reports and statements prepared and presented by the company’s officers and employees about the company’s business, operations and financial condition.

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

          Operating Leases. We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. We utilize operating leases for some of our facilities to gain flexibility as compared to purchasing facilities outright and limit our exposure to many of the risks of owning commercial property, particularly with regard to international operations. These agreements are generally for terms of one to five years. Some of the leases have early termination clauses, but they generally cannot be terminated by either the lessor or us for reasons other than breach of the lease agreement. We plan to terminate the lease on a small office facility in early 2009 for which we have a 90-day no-penalty option to terminate. We do not anticipate the early termination of any other lease agreements. For each of the years ended December 31, 2008, 2007 and 2006, we incurred expenses of approximately $1.6 million, $2.2 million, and $2.0 million, respectively, related to these operating leases.

          Purchase Obligations. We enter into commitments with certain suppliers to purchase components for our hardware products, such as AlphaSmart computing devices, AccelScan scanners and the 2Know! response system. The majority of these obligations will be satisfied within one year.

          Tax audit settlements and deposits. Currently we do not anticipate making any significant cash payments related to the settlement of tax audits or deposits for unsettled audit issues. Estimation of the amounts and timing of payments in periods after 2009 are highly uncertain and therefore are not included in the table.

          As of December 31, 2008, our approximate contractual obligations for operating leases, tax audit payments and purchase obligations (by period due) were as follows:

Contractual Obligations	Payments Due by Period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,660	$1,426	$1,548	$686	$—
Tax audit related payments	—	—	—	—	—
Purchase obligations	2,292	2,274	18	—	—
Total	$5,952	$3,700	$1,566	$686	$—

          Supplemental Executive Retirement Plan. We have established a Supplemental Executive Retirement Plan (“SERP”) for the provision of retirement benefits to members of senior management. Under the terms of the plan, participants elect to defer receipt of a portion of their compensation and invest their deferrals in certain mutual funds which are nearly identical to the investment selections offered to participants in our 401(k) retirement plan. Upon a SERP participant’s retirement (or certain other events), we have an obligation to repay the current market value of the participant’s account balance. As of December 31, 2008, we have fully funded the $1.3 million aggregate contractual obligation for future payments to SERP participants. Payouts of our obligations related to the SERP are dependent on when participants leave service and how they elect to receive their accrued benefit payments, which can range from a single lump-sum payment to a 10-year series of payments. Due to the inherent uncertainties in predicting when the SERP obligations will be repaid, they are not included in the above table. The SERP is more fully described in Note 10 of the Notes to Consolidated Financial Statements.

          Other Obligations. As of December 31, 2008, we did not hold any long-term debt obligations, long-term purchase obligations or material capital lease obligations.

Critical Accounting Policies and Estimates

          The foregoing discussion is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The following is a list of our critical accounting policies defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and/or require management’s significant judgments and estimates. This is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 3 of the Notes to Consolidated Financial Statements.

          Revenue Recognition. We recognize revenue from our software products in accordance with Statement of Position No. 97-2 Software Revenue Recognition issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Under this accounting standard, revenue is recognized when the following have occurred: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred or a service has been performed, pricing is fixed and determinable, and collectibility is probable. Revenue is recognized as follows: (i) at the time of shipment to customers for perpetually licensed off-the-shelf software products and related telephone support with a duration of 12 months or less sold with the product, (ii) on the percentage-of-completion basis for software products which require significant customization or modification, (iii) as seminars are performed for training and professional development services, (iv) straight-line over the term of the support agreement for other software support agreements, (v) as the service is performed or on a straight-line basis over the contractual period for application hosting, technical and consulting services and, (vi) straight-line over the subscription period for subscription based products and services. Accordingly, management is required to make judgments as to: the fair value of the elements of a software arrangement, whether pricing is fixed and determinable, whether collectibility is reasonably assured and, what the percentage of completion is as of the financial reporting date.

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

          Goodwill and Long-Lived Assets. We assess the value of our goodwill on at least an annual basis by comparing its fair value with its carrying value. Fair value is determined primarily based on valuation analysis performed by management using a discounted cash flow methodology. The valuation analysis requires significant judgments and estimates to be made regarding future cash flows. Our estimates could be materially impacted by factors such as overall economic conditions, competitive forces, customer behavior, product acceptance, specific industry factors, and changes in interest rates.

          In 2007 and 2006, our laptop revenues decreased due in part to difficulties in integrating the selling operations of AlphaSmart into our overall organization. Early results in 2008 were encouraging, but the worsening economic climate resulted in schools and districts becoming very cautious with their spending, causing laptop orders to decline sharply in the fourth quarter of 2008. Laptops are generally viewed as a more discretionary purchase in times of tight school budgets and curtailed spending. As we believe the economic problems could be relatively prolonged, we lowered our forecast for orders of laptops and writing software, which resulted in impairment charges related to the AlphaSmart acquisition as follows: (i) goodwill of $44.0 million, (ii) trademark of $3.0 million and, (iii) customer relationships of $0.9 million.

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

          Software Development Costs. We capitalize certain software development costs incurred after technological feasibility is achieved. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over their estimated economic life, which is generally estimated to be 24 months. Amortization begins when the products are available for general release to customers. If the actual economic life of our products is shorter than our estimates, it could result in an impairment charge in future periods.

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

Recent Accounting Pronouncements

          In December 2007, the FASB issued SFAS No. 141(R) Business Combination (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for us on January 1, 2009. The impact of SFAS 141R on our future consolidated financial statements will depend on the size and nature of future acquisitions.

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

          In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, (“SFAS 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 were effective for us on January 1, 2008. We did not elect the fair value option and therefore SFAS 159 had no effect on our consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (“SFAS 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS 157 were effective for us on January 1, 2008. The adoption of SFAS 157 had no impact on our consolidated financial statements, but the adoption did result in additional disclosures as set forth in Note 3(r) of Notes to Consolidated Financial Statements.

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

          Market Risk. Our exposure to market risk relates to the quality of the holdings in our investment security portfolio. The fair market value of our investments is subject to increases or decreases in value resulting from the performance of the securities issuer, from upgrades or downgrades in the credit worthiness of the securities issuer, upgrades or downgrades in the credit worthiness of the insurer of the securities and, from changes in general market conditions.

          We seek to manage our exposure to market risk by investing in accordance with our corporate investment policy as established by our Board of Directors. The goals of the policy are: (i) preservation of capital, (ii) provision of adequate liquidity to meet projected cash requirements, (iii) minimization of risk of principal loss through diversification and, (iv) maximization of yields in relationship to the guidelines, risk, market conditions and tax considerations.

          Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and, high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan (see Note 10 of the Notes to Consolidated Financial Statements). As of December 31, 2008, our investment securities had a market value of approximately $8.3 million and a carrying value of $8.3 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.

          Foreign Currency Exchange Rate Risk. The financial position and results of operations of our foreign subsidiaries are measured using local currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars using average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. We use the historical exchange rates published by the OANDA Corporation for these translations. Translation gains or losses are deferred as a separate component of shareholders’ equity. Aggregate foreign currency transaction gains and losses are included in determining net income. As such, our operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound, Canadian dollar, Euro and Indian rupee. At this time, foreign exchange rate risk is not significant due to the relative size of our foreign operations and revenues derived from sales in foreign currency.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Renaissance Learning, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Renaissance Learning, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

As described in Note 6 to the Consolidated Financial Statements, on January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Learning, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 6, 2009

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007

	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,509	$7,337
Investment securities	4,894	8,136
Accounts receivable, less allowance of $1,090 and $1,072, respectively	8,083	8,791
Inventories	5,504	6,273
Prepaid expenses	1,999	2,197
Income taxes receivable	3,301	1,450
Deferred tax asset	4,183	4,406
Other current assets	144	300
Total current assets	37,617	38,890
Investment securities	3,383	8,982
Property, plant and equipment, net	8,621	10,578
Deferred tax asset	2,742	1,587
Goodwill	2,750	47,065
Other intangibles, net	1,178	5,579
Capitalized software, net	174	452
Other non-current assets	461	167
Total assets	$56,926	$113,300
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,712	$2,011
Deferred revenue	43,975	35,675
Payroll and employee benefits	3,981	4,184
Other current liabilities	3,284	3,563
Total current liabilities	52,952	45,433
Deferred revenue	2,950	2,707
Deferred compensation and other employee benefits	1,342	1,933
Income taxes payable	4,868	5,104
Other noncurrent liabilities	133	136
Total liabilities	62,245	55,313
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at December 31, 2008 and 2007	347	347
Additional paid-in capital	51,735	52,683
Retained earnings	38,492	102,887
Treasury stock, at cost: 5,557,679 shares at December 31, 2008; 5,703,450 shares at December 31, 2007	(95,568)	(98,123)
Accumulated other comprehensive income (loss)	(325)	193
Total shareholders’ equity	(5,319)	57,987
Total liabilities and shareholders’ equity	$56,926	$113,300

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In Thousands, Except Per Share Amounts)
Net Sales:
Products	$84,540	$84,628	$90,750
Services	30,683	23,304	20,778
Total net sales	115,223	107,932	111,528
Cost of sales:
Products	14,494	15,673	16,455
Services	13,263	11,830	10,011
Total cost of sales	27,757	27,503	26,466
Gross profit	87,466	80,429	85,062
Operating expenses:
Product development	17,396	18,506	17,291
Selling and marketing	36,253	36,042	33,639
General and administrative	15,283	14,951	16,330
Impairment of goodwill and other intangible assets	47,945	—	—
Total operating expenses	116,877	69,499	67,260
Operating income (loss)	(29,411)	10,930	17,802
Other income:
Interest income	696	1,009	1,078
Other, net	123	169	156
Income (loss) before taxes	(28,592)	12,108	19,036
Income tax provision	5,848	4,541	7,043
Net income (loss)	$(34,440)	$7,567	$11,993

Earnings (loss) per share:
Basic and diluted	$(1.20)	$0.26	$0.41

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006

	Common Stock Amount (1)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Other Comprehensive Income (Loss)	Accumulated Total Shareholders’ Equity
	(In Thousands)
Balance, December 31, 2005	$347	$56,084	$118,233	$(78,845)	$47	$95,866

Net income	—	—	11,993	—	—	11,993
Foreign currency translation	—	—	—	—	27	27
Comprehensive income						12,020
Dividends ($.20 per share)	—	—	(5,936)	—	—	(5,936)
Stock repurchased for treasury	—	—	—	(22,474)	—	(22,474)
Exercise of stock options	—	(2)	—	18	—	16
Payment for cancellation of stock options	—	(1,001)	—	—	—	(1,001)
Share-based compensation	—	687	—	—	—	687
Excess tax benefits from share-based payment arrangements	—	393	—	—	—	393
Restricted stock grants	—	(2,036)	—	2,036	—	—
Balance, December 31, 2006	347	54,125	124,290	(99,265)	74	79,571

Net income	—	—	7,567	—	—	7,567
Foreign currency translation	—	—	—	—	119	119
Comprehensive income						7,686
Dividends ($.99 per share)	—	—	(28,699)	—	—	(28,699)
Stock repurchased for treasury	—	1	—	(1,435)	—	(1,434)
Exercise of stock options	—	(15)	—	30	—	15
Share-based compensation	—	1,109	—	—	—	1,109
Effect of adoption of new acct principle			(271)			(271)
Excess tax benefits from share-based payment arrangements	—	10	—	—	—	10
Restricted stock grants	—	(2,547)	—	2,547	—	—
Balance, December 31, 2007	347	52,683	102,887	(98,123)	193	57,987

Net loss	—	—	(34,440)	—	—	(34,440)
Foreign currency translation	—	—	—	—	(518)	(518)
Comprehensive income (loss)						(34,958)
Dividends ($1.03 per share)	—	—	(29,955)	—	—	(29,955)
Stock repurchased for treasury	—	(1)	—	(155)	—	(156)
Exercise of stock options	—	(95)	—	348	—	253
Share-based compensation	—	1,397	—	—	—	1,397
Excess tax benefits from share-based payment arrangements	—	113	—	—	—	113
Restricted stock grants	—	(2,362)	—	2,362	—	—
Balance, December 31, 2008	$347	$51,735	$38,492	$(95,568)	$(325)	$(5,319)

(1) Common Stock, $0.01 par value, 150,000,000 shares authorized.

          The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In Thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income (loss)	$(34,440)	$7,567	$11,993
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	3,718	3,838	3,541
Amortization of investment discounts/premiums	107	34	163
Share-based compensation expense	1,397	1,109	687
Impairment of goodwill and other intangible assets	47,945	—	—
Deferred income taxes	(1,270)	(1,305)	2,719
Excess tax benefits from share based payment arrangements	(113)	(10)	(393)
(Gain) loss on sale of property	223	30	(4)
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	708	1,737	938
Inventories	768	(2,165)	(334)
Prepaid expenses	198	(331)	(291)
Income taxes	(1,637)	2,715	(975)
Accounts payable and other liabilities	(783)	(1,147)	(1,405)
Deferred revenue	8,543	13,747	5,711
Other current assets	156	(203)	293
Other	(579)	337	(375)
Net cash provided by operating activities	24,941	25,953	22,268
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,281)	(2,147)	(2,819)
Purchase of investment securities	—	(26,441)	(20,040)
Maturities/sales of investment securities	8,185	33,746	23,220
Capitalized software development costs	(142)	(203)	(689)
Proceeds from mortgage note	—	—	5,909
Net proceeds from sale of property	118	570	23
Net cash provided by investing activities	6,880	5,525	5,604
Cash flows from financing activities:
Proceeds from exercise of stock options	348	30	16
Payment for cancellation of stock options		—	(1,001)
Excess tax benefits from share-based payment arrangements	113	10	393
Dividends paid	(29,955)	(28,699)	(5,936)
Purchase of treasury stock	(155)	(1,435)	(22,474)
Net cash used by financing activities	(29,649)	(30,094)	(29,002)
Net increase (decrease) in cash and cash equivalents	2,172	1,384	(1,130)
Cash and cash equivalents, beginning of period	7,337	5,953	7,083
Cash and cash equivalents, end of period	$9,509	$7,337	$5,953

Supplemental cash flow information
Cash paid during the year for -Income taxes (net of refunds)	$8,046	$2,979	$5,281

          The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Consolidation

          The consolidated financial statements include the financial results of Renaissance Learning, Inc. (“Renaissance Learning”) and our subsidiaries (collectively, the “Company”). All significant intercompany transactions and accounts have been eliminated in consolidation.

(2)	Nature of operations

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

          Our hardware products include NEO laptop computing devices that run curriculum-specific software focused on skills improvement and real-time formative assessments. The units offer schools the ability to provide students with significantly improved access to portable computing at a fraction of the cost of conventional personal computers. Our 2Know! response system allows educators to easily encourage student classroom participation and obtain instantaneous feedback that can be used to quickly assess student comprehension and performance. Additionally, we sell our patented AccelScan optical-mark card scanner which is used primarily with Accelerated Math to automate scoring and recordkeeping tasks.

          We offer a full line of professional service and support solutions that integrate with, complement, and enhance the effectiveness of, our products. Sold separately or bundled with our products to provide a complete solution, our service offerings include professional development and product training seminars and conferences, report and data analysis, program evaluation, implementation coaching, remote web-based training, software support, software installation, database conversion and integration services and, application hosting.

(3)	Significant accounting policies

(a)	Use of estimates

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(b)	Revenue recognition

          We recognize revenue from our software products in accordance with Statement of Position No. 97-2 Software Revenue Recognition (“SOP 97-2”)issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Revenues are recorded net of an allowance for estimated returns. Allowances for bad debts are also recorded at the time of the sale.

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

          Service revenue is derived primarily from: (i) product support services, (ii) professional development and product training seminars and conferences, (iii) application hosting, (iv) technical services, (v) consulting and, (vi) other remote services. Product support services included with sales of perpetually licensed software have a duration of 12 months or less and the associated revenue is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from professional development and product training seminars and conferences is recognized when the seminar or conference is held. Revenue from other product support services and application hosting is initially recorded as deferred revenue and then recognized as revenue on a straight-line basis over the term of the agreement, typically 12 months. Revenue from technical services, consulting and other remote services is recognized as the services are performed or on a straight-line basis over the contractual period.

          Deferred revenue includes (i) amounts invoiced for products not yet delivered and services not yet performed, (ii) advance invoicing on contracts and, (iii) that portion of support agreements and subscription-based product sales that has not yet been recognized as revenue.

(c)	Impairment or Disposal of Long-Lived Assets.

          We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate the recoverability of goodwill and other intangible assets with indefinite useful lives annually, or more frequently if events or circumstances indicate that an asset may be impaired. Management uses its judgment to determine when an impairment test is necessary. Examples of factors which could trigger an impairment review include: (i) a significant decrease in the market value of an asset, (ii) a significant change in the extent or manner in which an asset is used and, (iii) significant adverse changes in legal factors or the business climate that impact the value of an asset.

          Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. Estimating fair value requires that we forecast future cash flows related to the asset subject to review. These forecasts require assumptions about demand for our products and services, future market conditions, technological developments, the appropriate discount rate and, future growth rates. Changes to these assumptions could result in an impairment charge in future periods.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          We performed testing of our goodwill and other intangible assets at December 31, 2008 and 2007. Our testing in 2007 indicated that there was no impairment of our goodwill and other intangible assets. Our testing in 2008 indicated that the goodwill and other intangible assets related to the 2005 acquisition of the AlphaSmart laptop business were impaired. See Note 4 for additional information.

(d)	Cash and cash equivalents

Cash amounts on deposit at banks and highly liquid debt instruments purchased with an original maturity date of three months or less are included in cash and cash equivalents. Cash and cash equivalents consisted solely of cash and time deposits at December 31, 2008 and 2007.

(e)	Investment securities

          We classify our investment securities as “held-to-maturity,” “available for sale” or, “trading” in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115).

          Debt securities have an original maturity of more than three months and a remaining maturity of less than 24 months. Our investments in debt securities consist of auction rate securities and municipal bonds. Municipal bonds are classified as held-to-maturity and are carried at amortized cost. The fair value of our debt securities listed below is based on quoted market prices.

          Auction rate securities are classified as available for sale. Auction rate securities are liquid investments with interest rates that are reset through a “Dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. The underlying securities have long-term maturities. Our auction rate securities are stated at cost, which closely approximates fair market value and, therefore, there were no unrealized gains or losses related to these securities included in accumulated other comprehensive income (loss).

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

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          Investment securities consisted of the following at December 31:

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In Thousands)
Debt securities due in less than 1 year:
Auction rate securities	$—	$—	$2,500	$2,500
Municipal bonds	4,894	4,940	5,636	5,654
Current investment securities	4,894	4,940	8,136	8,154
Debt securities due in 1 to 2 years:
Municipal bonds	1,502	1,515	7,051	7,078
Other	500	500	—	—
Equity securities:
Mutual fund investments	1,381	1,381	1,931	1,931
Non-current investment securities	3,383	3,396	8,982	9,009
Total investment securities	$8,277	$8,336	$17,118	$17,163

          (f)          Inventories

          Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Inventories primarily consist of purchased materials which include laptop computing devices, optical-mark card scanners, interactive response systems, educational products, training materials, manuals and, motivational items.

          (g)           Advertising costs

          Advertising costs are expensed as the advertising takes place. Advertising expenses for 2008, 2007 and 2006 were approximately $4.2 million, $4.6 million and, $6.5 million, respectively.

          (h)          Property, plant and equipment

          Property, plant and equipment are recorded at cost and are depreciated over their estimated useful lives using principally the straight-line method for financial reporting purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that significantly extend the useful life of an asset are added to the plant and equipment accounts. Depreciation expense was $2.8 million, $2.8 million and, $2.5 million for 2008, 2007 and, 2006, respectively.

           The estimated useful lives for property, plant and equipment are as follows: buildings-25 to 40 years; furniture, fixtures and office equipment-5 to 8 years; computer and production equipment-3 to 5 years; vehicles-5 years; and leasehold improvements-the lease term.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          Net property, plant and equipment consisted of the following at December 31:

	2008	2007
	(In Thousands)
Land and improvements	$1,146	$1,146
Buildings	9,520	9,587
Furniture, fixtures and office equipment	4,088	4,772
Computer and production equipment	12,771	12,870
Other	1,511	1,490
Total property, plant and equipment	29,036	29,865
Less - accumulated depreciation and amortization	20,415	19,287
Property, plant and equipment, net	$8,621	$10,578

          (i)          Software development costs

          We capitalize certain software development costs incurred after technological feasibility is achieved. Capitalized costs are reported at the lower of amortized cost or net realizable value. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over their estimated economic life, which is generally estimated to be 24 months. Amortization begins when the products are available for general release to customers. All other research and development expenditures are charged to product development expense in the period incurred. When capitalized software is fully amortized, the balance is removed from the capitalized software and accumulated amortization accounts. Amounts capitalized were approximately $0.1 million, $0.2 million and $0.7 million in 2008, 2007 and 2006, respectively. Amortization expense of approximately $0.4 million, $0.5 million and $0.4 million for 2008, 2007 and 2006, respectively, is included in cost of sales-products in the consolidated statements of income. At December 31, 2008 and 2007, accumulated amortization of capitalized software development costs was $0.2 million and $0.4 million, respectively.

          (j)           Sales and concentration of credit risks

          We grant credit to our customers in the ordinary course of business. The majority of our customers are schools or school districts, although we do sell some of our products through resellers. Concentrations of credit risk with respect to trade receivables are limited due to the significant number of customers and their geographic dispersion. In 2008, 2007, and 2006, no single customer represented more than 10% of net sales or accounts receivable.

          (k)          Share-based compensation

          Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payments (“SFAS 123R”), using the modified prospective application transition method. This method requires compensation cost to be recognized beginning on the effective date: (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and, (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. As such, prior periods do not reflect restated amounts.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          No stock-based employee compensation expense related to stock options or our stock purchase plans was reflected in net income prior to January 1, 2006. SFAS 123R requires us to report the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow. Restricted shares or restricted stock units are granted to certain employees and our directors. For employees, restricted stock awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board. Restricted stock awards to employees are expensed over the vesting period and those made to our non-employee directors are expensed when granted (see Note 11).

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

          The computation of Diluted EPS does not assume conversion, exercise or contingent issuance of securities that may have an antidilutive effect on earnings per share (“Antidilutive Securities”). Consequentially, stock options with an exercise price greater than the average market price for the period; restricted stock awards with a grant price greater than the average market price for the period and; all outstanding potential common shares in a period with a loss; are Antidilutive Securities. For the years ended December 31, 2008, 2007 and 2006, the number of Antidilutive Securities were approximately 1,080,000, 919,000 and 849,000, respectively.

          The weighted average shares outstanding are as follows:

	2008	2007	2006
Basic weighted average shares outstanding	28,761,366	28,792,337	29,551,309
Dilutive effect of outstanding stock options	—	2,982	7,626
Dilutive effect of restricted shares	—	31,301	10,325
Diluted weighted average shares outstanding	28,761,366	28,826,620	29,569,260

          (m)          Income taxes

          We account for income taxes according to the provisions of Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires an asset and liability based approach to accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between financial and tax accounting of revenue and expense items (see Note 5). Valuation allowances are provided when it is anticipated that a deferred tax asset is not likely to be fully realized. Effective January 1, 2007, we adopted Financial Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) and account for liabilities related to uncertain tax positions in accordance with its provisions (see Note 6).

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          (n)          Comprehensive income (loss)

          Our comprehensive income (loss) includes foreign currency translation adjustments, which are included in accumulated other comprehensive income in the consolidated statements of shareholders’ equity. At December 31, 2008, 2007 and 2006, accumulated other comprehensive income consisted entirely of foreign currency translation adjustments, which resulted from translation of the balance sheets of our international operations to U.S. dollars using the exchange rate in effect on the balance sheet date.

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

          (q)          Product warranty and support obligations

          We recognize expense for the estimated costs of hardware warranties and software support at the time the related revenue is recognized. For hardware warranty, we estimate the costs based on historical and projected product failure rates, historical and projected repair costs and, knowledge of specific product failures (if any). The specific hardware warranty terms and conditions vary depending upon the product sold, but generally include technical support, parts and, repair labor over a period generally ranging from 90 days to three years. For software warranty, we estimate the costs to provide customers with service during the term of the support period. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty and support liabilities and adjust the amounts as necessary. Our deferred revenue for product warranty and support obligations is $3.4 million and $2.6 million for 2008 and 2007, respectively.

          The changes in our aggregate product warranty and support liabilities were as follows:

(In Thousands)
Balance at December 31, 2006	$1,195
Amount expensed for new warranty and support obligations and changes in estimates for pre-existing obligations	4,571
Cost of warranty and support provided during the year	(4,463)
Balance at December 31, 2007	1,303
Amount expensed for new warranty and support obligations and changes in estimates for pre-existing obligations	4,015
Cost of warranty and support provided during the year	(4,152)
Balance at December 31, 2008	$1,166

          (r)         Fair value measurements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          Certain of our assets and liabilities are reported at fair value in our consolidated financial statements. Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“SFAS 157”) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels with level 1 inputs having the highest priority, followed by level 2 and lastly, level 3. Level 1 inputs consist of quoted prices in active markets for identical assets and liabilities. Level 2 inputs are other observable evidence of fair value, such as: quoted prices for similar assets and liabilities or other market corroborated evidence of fair value. Level 3 inputs are unobservable evidence of fair market value, such as: a discounted cash flows model or other pricing model.

          The following tables provide fair value measurement information for these assets and liabilities as of December 31, 2008 and 2007. The carrying values of cash and cash equivalents, accounts receivable, accounts payable (including income taxes payable and accrued expenses), goodwill and, other intangible assets approximated fair value at December 31, 2008 and 2007. These assets and liabilities are not presented in the following tables. See Note 3(c) and Note 4 regarding goodwill and other intangible assets.

	2008
			Fair Value Measurements Using
(In Thousands)	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Current investment securities	$4,894	$4,940	$4,940	$—	$—
Non-current investment securities	2,002	2,015	1,515	500	—
SERP liability (see Note 10)	1,381	1,381	1,381	—	—

	2007
			Fair Value Measurements Using
(In Thousands)	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Current investment securities	$8,136	$8,154	$5,654	$2,500	$—
Non-current investment securities	7,051	7,078	7,078	—	—
SERP liability (see Note 10)	1,931	1,931	1,931	—	—

(4)	Goodwill and other intangible assets

          Under Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), we are required to assess goodwill and other intangibles with indefinite lives at least annually for impairment by applying a fair-value-based test. We performed testing of our goodwill and other intangible assets at December 31, 2008 and 2007. Fair values of our goodwill and other intangible assets were estimated using the expected present value of future cash flows which rely on estimates, judgments and assumptions (see Note 3(c)) that we believe were appropriate in the circumstances.

          Our testing in 2007 indicated that there was no impairment of our goodwill and other intangible assets. Our testing in 2008 indicated that the goodwill and other intangible assets related to the 2005 acquisition of the AlphaSmart laptop business were impaired. In 2007 and 2006, our laptop revenues decreased due in part to difficulties in integrating the selling operations of AlphaSmart into our overall organization, however, we expected various strategic initiatives would result in improved order rates and financial results for this business in 2008 and beyond. Early results in 2008 were encouraging, but the worsening economic climate resulted in schools and districts becoming very cautious with their spending,

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

causing laptop orders to decline sharply in the fourth quarter of 2008. Laptops are generally viewed as a more discretionary purchase in times of tight school budgets and curtailed spending. As we believe the economic problems and the related impact on the laptop business could be relatively prolonged, we lowered our forecast for laptop orders, which resulted in an impairment charge to goodwill of $44.0 million and an impairment charge to customer relationships of $0.9 million. In addition, we made a strategic decision to discontinue future use of the AlphaSmart tradename which resulted in a complete write off of the tradename intangible in the amount of $3.0 million.

          The following table summarizes the change in goodwill:

(In Thousands)
Balance at December 31, 2006	$46,973
Currency translation	92
Balance at December 31, 2007	47,065
Impairment	(43,995)
Other goodwill adjustments	(205)
Currency translation	(115)
Balance at December 31, 2008	$2,750

          The customer relationships intangible has a 10-year estimated useful life and is being amortized on an accelerated method. The following table sets forth the actual amortization expense for the last three fiscal years and estimated amortization expense for the next five fiscal years.

(In Millions)	Amortization Expense
2006 (actual)	$0.7
2007	0.5
2008	0.5

2009 (estimated)	$0.3
2010	0.2
2011	0.2
2012	0.1
2013	0.1

          Other intangibles consisted of the following:

	December 31, 2008				December 31, 2007
	Gross Amount	Accumulated Amortization	Impairment	Net	Gross Amount	Accumulated Amortization	Net
	(In Thousands)
Tradename	$3,000	$—	$3,000	$—	$3,000	$—	$3,000
Customer relationships	4,150	2,022	950	1,178	4,150	1,571	2,579
Other intangibles	$7,150	$2,022	$3,950	$1,178	$7,150	$1,571	$5,579

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(5)	Income taxes

          In 2008, the annual effective rate of our provision for income taxes was -20.5%. Our annual effective income tax rate, excluding the tax effect of the impairment charge to goodwill and other intangibles, was 36.7% in 2008. Since the write down of the AlphaSmart goodwill is not deductible for income tax purposes it does not generate a current tax benefit, resulting in tax expense of $5.8 million during 2008 in spite of the reported pre-tax loss. The tax accounting treatment of the goodwill write down is the primary reason in 2008 for the difference between the 37.0% rate and the actual rate of -20.5% reflected in the financial statements. This compares to an income tax provision in 2007 of $4.5 million at an effective rate of 37.5% and an income tax provision in 2006 of $7.0 million at an effective rate of 37.0%.

          The provision for income taxes from continuing operations consisted of:

	2008	2007	2006
	(In Thousands)
Current tax provision:
U.S. federal	$6,504	$5,081	$3,783
State and local	541	696	518
Foreign	73	69	23
Total current tax provision	7,118	5,846	4,324
Deferred tax provision:
U.S. federal	(1,198)	(1,231)	2,571
State and local	(72)	(74)	148
Total deferred tax provision	(1,270)	(1,305)	2,719
Provision for income taxes	$5,848	$4,541	$7,043

          Effective rate reconciliation:

	2008		2007		2006
	(In Thousands)
Income tax provision at statutory tax rate	$(10,007)	35.0%	$4,239	35.0%	$6,663	35.0%
State and local taxes, net of federal tax benefit	432	(1.5%)	379	3.1%	433	2.3%
Federal tax credits and exclusions	(509)	1.8%	(469)	(3.9%)	(82)	(0.4%)
Provision for uncertain tax positions	249	(0.9%)	507	4.2%	171	0.9%
Goodwill impairment	15,398	(53.9%)	—	—	—	—
Other	285	(1.0%)	(115)	(0.9%)	(142)	(0.8%)
Provision for income taxes	$5,848	(20.5%)	$4,541	37.5%	$7,043	37.0%

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          Deferred tax assets consisted of the following at December 31:

	2008	2007
	(In Thousands)
Current deferred tax assets:
Deferred revenue	$1,742	$1,768
Expenses not currently deductible	2,441	2,638
Net current deferred tax assets	4,183	4,406
Noncurrent deferred tax assets (liabilities):
Deferred revenue	105	104
Expenses not currently deductible	1,888	2,401
Depreciation and amortization	780	495
Intangibles	(31)	(1,413)
Net noncurrent deferred tax asset	2,742	1,587
Total deferred tax assets	$6,925	$5,993

(6)	Uncertain Tax Positions

          We file income tax returns with the U.S., various states and certain foreign jurisdictions. Our most significant jurisdictions are the U.S. and the state of Wisconsin. We are no longer subject to examinations by the U.S. for years before 2005. We are no longer subject to examinations by Wisconsin for years before 2007. For the remaining jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years before 2004. We are not currently under examination by the U.S. Internal Revenue Service or the state of Wisconsin. We are currently under examination by the state of Tennessee for 2005 and 2006.

          A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In Thousands)	Tax	Interest & penalties	Total
Balance at January 1, 2007	$3,034	$1,159	$4,193
Additions for tax positions related to the current year	730	40	770
Additions for tax positions of prior years	61	265	326
Reductions due to lapse of applicable statute of limitations	(55)	(17)	(72)
Settlements	(81)	(32)	(113)
Balance at December 31, 2007	3,689	1,415	5,104
Additions for tax positions related to the current year	512	28	540
Additions for tax positions of prior years	114	40	154
Reductions due to lapse of applicable statute of limitations	(302)	(81)	(383)
Settlements	(385)	(162)	(547)
Balance at December 31, 2008	$3,628	$1,240	$4,868

          Included in the unrecognized tax benefits of $3.6 million at December 31, 2008 is $3.0 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We do not anticipate that our total amount of unrecognized tax benefits will significantly change during 2009 or that we will be required to make any payments related to tax positions that will have a significant adverse impact on our financial position, results of operations or shareholders’ equity.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(7)	Lines of credit

          As of December 31, 2008 we have a $15.0 million secured revolving line of credit with a bank which is available until July 1, 2009. The line of credit bears interest at either a floating rate or a fixed rate for a period of up to 90 days based on LIBOR plus 1.5%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2009 which bears interest at the prime rate less 1.0%. We did not draw on the lines of credit during 2008, 2007 or 2006.

(8)	Lease commitments

          We are party to various operating leases for office and warehouse facilities we occupy to carry out our business operations. Certain of these leases provide for scheduled rent increases based on price-level factors. We have not entered into leases that call for contingent rent. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Approximate rent expense for 2008, 2007 and 2006 was $1.6 million, $2.2 million and $2.0 million, respectively.

          Future approximate minimum rental payments (including estimated operating costs) required under operating leases as of December 31, 2008 are as follows:

(In Thousands)

2009	$1,426
2010	954
2011	594
2012	393
2013	293
After 2013	—
$3,660

(9)	Litigation

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

          Employees participating in the 401(k) plan may elect to contribute up to 92% of their annual pretax compensation subject to certain IRS limitations. SERP participants may elect to defer up to 20% of their annual pretax compensation to the SERP.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          Vesting and employer matching contributions are the same under both plans. Vesting of employer contributions takes place ratably over an employee’s first four years of service with full vesting of past and future employer contributions once four years of service is reached.

          Employer matching contributions are currently $0.75 for each $1.00 contributed by a participant and are limited to a maximum of 4.5% of a participant’s pretax compensation. For those employees participating in the SERP, the maximum employer contribution is determined on a combined basis with the 401(k) plan. Discretionary employer contributions may also be made to the plans. No discretionary contributions were made to the plans in 2008, 2007 or 2006.

          SERP participants elect to defer receipt of a portion of their compensation and invest their deferrals in certain mutual funds, which are nearly identical to the investment selections offered to participants in our 401(k) plan. The liability for the SERP is included in deferred compensation and other employee benefits. The SERP is fully funded and the related investments are classified as investment securities on our consolidated balance sheets. Our liability for the SERP was $1.3 million at December 31, 2008 and $1.9 million, at December 31, 2007.

          The following summarizes our expense under these retirement plans:

	2008	2007	2006
	(In Thousands)

Employer matching contribution - 401(k) plan	$1,573	$1,459	$1,318
Employer matching contribution - SERP	18	18	15
Total	$1,591	$1,477	$1,333

(11)   Equity Compensation Plan

          We have established the 1997 Stock Incentive Plan (the “Plan”) for our officers, key employees, non-employee directors and consultants. A combined maximum of 6,000,000 options, stock appreciation rights (“SARs”) and share awards may be granted under the Plan. No incentive stock options (“ISOs”) or SARs have been granted under the Plan. At December 31, 2008, there were approximately 2.0 million shares available for issuance under the Plan.

          During the year ended December 31, 2008, we recognized approximately $1.4 million in share-based compensation expense related to restricted stock. During the year ended December 31, 2007, we recognized compensation expense of approximately $1.0 million related to restricted stock and $0.1 million related to stock options. Cash received from stock option exercises was approximately $262,000 in 2008 and $17,000 in 2007. The total income tax benefit related to share-based compensation, which is recorded in additional paid-in capital, was approximately $113,000 and $10,000 for the years ended December 31, 2008 and 2007, respectively.

          (a) Stock option awards - Options granted under the Plan may be in the form of nonqualified stock options (“NSOs”) or, ISOs which comply with Section 422 of the Internal Revenue Code. The exercise price of the options is the market value of our common stock at the date of grant. Options become exercisable ratably over their respective vesting period which ranges from immediate vesting up to a four year vesting period. The options expire 10 years from the grant date.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          We did not grant any stock options during 2008. The weighted average grant date fair value per share of options granted during 2007 and 2006 was $12.37 and $14.86, respectively. The total intrinsic value of options exercised during the years ended 2008, 2007 and 2006 were $25,857, $4,592 and, $1,001,693, respectively.

          For options granted during 2007 and 2006. the fair value per share was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006
Dividend yield	2.01%	1.39%
Expected volatility	48.21%	55.00%
Risk-free interest rate	4.37%	4.66%
Expected life (in years)	5	5

          The following tables provide a summary of option activity under the Plan during 2008 and information about options outstanding as of December 31, 2008:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value ($000)
Outstanding at beginning of year	880,297	$22.85
Granted	—	—
Exercised	(20,244)	12.50
Forfeitures	(109,604)	19.33
Outstanding at end of year	750,449	$23.64	3.1	$6,747
Options exercisable at end of year	750,449	$23.64	3.1	$6,747

Range of exercise price	Options	Weighted average exercise price	Weighted average remaining contractual term (years)
$8.00 to $16.00	38,182	$11.89	1.0
$16.01 to $22.00	345,271	17.65	3.4
$22.01 to $29.00	87,194	24.44	5.4
$29.01 to $34.00	181,002	30.63	2.4
$34.01 to $40.00	98,266	35.49	1.9
$40.01 to $52.00	534	51.49	2.6
$8.00 to $51.58	750,449	$23.64	3.1

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          (b)Restricted stock awards – Restricted shares or restricted stock units (‘Restricted Stock Awards”) are granted to certain employees and our directors. For employees, Restricted Stock Awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board. Restricted Stock Awards to employees are expensed over the vesting period, and those made to our non-employee directors are expensed when granted. Unearned restricted stock compensation is recorded based on the market price on the grant date and is expensed equally over the vesting period.

          The weighted average grant date fair value of Restricted Stock Awards granted during 2008, 2007 and 2006 was $12.33, $12.93 and, $14.16 respectively. The total fair value of Restricted Stock Awards vested during the years ended 2008, 2007 and 2006 was $13.18, $12.66 and, $11.42, respectively.

          The following table provides a summary of Restricted Stock Award activity under the Plan during 2008 and information about nonvested Restricted Stock Awards as of December 31, 2008:

Nonvested Restricted Stock Awards	Shares	Weighted average grant date fair value	Weighted average remaining vesting period (years)	Aggregate intrinsic value ($000)
Outstanding at beginning of year	249,885	$14.16
Granted	137,715	12.33
Vested	(57,780)	13.18
Forfeitures	(538)	13.71
Outstanding at end of year	329,282	$13.57	2.6	$2,960

Unrecognized compensation expense at December 31, 2008 ($000)	$2,532

(12)   Shareholders’ equity

          On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock, on February 9, 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares of common stock and on February 6, 2008, our Board of Directors authorized the purchase of an additional 1,000,000 shares under the repurchase program. No time limit was placed on the duration of the repurchase program. Repurchased shares will become treasury shares and may be used for equity compensation plans, stock-based employee benefit plans and for other general corporate purposes. Since initial authorization was granted, we have repurchased approximately 7.8 million shares of common stock at a cost of $135.0 million under this repurchase program.

          A summary of stock repurchase activity is as follows:

	Number of shares repurchased	Weighted average repurchased price per share*	Aggregate annual cost of repurchased stock* ($000)
2008	11,650	$13.25	$156
2007	117,480	$12.22	$1,434
2006	1,461,216	$15.38	$22,474

* Includes broker commission

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

(13)   Segment reporting

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

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2008
Net sales	$29,386	$28,047	$28,200	$29,590
Gross profit	21,589	21,515	21,360	23,002
Operating income (loss)	4,055	4,915	3,660	(42,041)
Income (loss) - before income taxes	4,223	5,087	3,935	(41,837)
Income taxes	1,605	1,753	1,365	1,125
Net income (loss)	2,618	3,334	2,570	(42,962)
Earnings (loss) per share:
Basic and diluted	0.09	0.12	0.09	(1.49)
Common stock price per share:
High	14.82	15.06	15.04	13.64
Low	12.58	11.21	10.58	6.61

	(In Thousands, Except Per Share Amounts)
2007
Net sales	$26,688	$27,177	$25,809	$28,258
Gross profit	20,118	20,244	18,969	21,098
Operating income	1,805	3,161	1,898	4,066
Income - before income taxes	2,107	3,485	2,188	4,328
Income taxes	790	1,307	821	1,623
Net income	1,317	2,178	1,367	2,705
Earnings per share:
Basic and diluted	0.05	0.08	0.05	0.09
Common stock price per share:
High	17.94	13.29	13.81	15.75
Low	12.51	10.97	10.92	11.37

Earnings per share amounts for each quarter are required to be calculated independently and therefore may not total to the amount calculated for the year.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(15)   Recent accounting pronouncements

          In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for us on January 1, 2009. The impact of SFAS 141R on our future consolidated financial statements will depend on the size and nature of future acquisitions.

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

          In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 were effective for us on January 1, 2008. We did not elect the fair value option and therefore SFAS 159 had no effect on our consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS 157 were effective for us on January 1, 2008. The adoption of SFAS 157 had no impact on our consolidated financial statements, but the adoption did result in additional disclosures as set forth in Note 3(r).

(16)   Subsequent event

          On February 11, 2009 our Board of Directors declared a quarterly cash dividend of $0.07 per share.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

          There has been no change in our internal control over financial reporting that has occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 and during the year then ended.

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

(b)

Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2009 under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)

Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2009 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d)	Code of Ethics. We have adopted a code of ethics pursuant to Item 406 of Regulation S-K. A copy of our code of ethics is incorporated by reference herein (see Exhibit 14.1 of Exhibit Index).

(e)

Audit Committee and Audit Committee Financial Expert. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2009 under the caption “Proposal One: Election of Directors - Audit Committee,” which information is incorporated by reference herein.

Item 11. Executive Compensation

          The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2009 under the captions “Executive Compensation,” “Non-Employee Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by Item 403 of Regulation S-K is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2009 under the caption “Security Ownership of Management and Certain Beneficial Owners,” which information is incorporated by reference herein.

          The information required by Item 201(d) of Regulation S-K is set forth below.

EQUITY COMPENSATION PLAN INFORMATION

          The following table sets forth certain information about shares of our common stock outstanding and available for issuance under our existing equity compensation plans, which consist of our 1997 stock incentive plan and our 1998 employee stock purchase plan (this latter plan is currently inactive). The table details securities authorized for issuance under our equity compensation plans as of December 31, 2008. The table below does not include awards, exercises or cancellations under our equity compensation plans subsequent to December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	750,449	$23.64	2,288,882	(1)
Equity compensation plans not approved by security holders(2)	N/A	N/A	N/A
Total	750,449	$23.64	2,288,882

(1) Of the 6,000,000 shares authorized for issuance under our 1997 stock incentive plan, 2,049,488 remain available for future issuance as of December 31, 2008. Under our 1998 employee stock purchase plan (ESPP), 239,394 shares remain available for future issuance. We did not offer the ESPP to employees in 2008 and do not intend to offer the plan to employees in 2009.

(2) Both of the company’s equity compensation plans have been approved by shareholders.

Item 13. Certain Relationships and Related Transactions

          The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2009 under the caption “Certain Relationships and Transactions,” which information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

          The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2009 under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

Date: March 6, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Terrance D. Paul	Chief Executive Officer	March 6, 2009
Terrance D. Paul	(Principal Executive Officer) and a Director

/s/ Mary T. Minch	Senior Vice President-Finance,	March 6, 2009
Mary T. Minch	Chief Financial Officer
and Secretary (Principal Financial and Accounting Officer)

Directors:	Judith A. Paul, Addison L. Piper, John H. Grunewald, Gordon H. Gunnlaugsson, Harold E. Jordan and Judith A. Ryan

By:	/s/ Mary T. Minch	March 6, 2009
Mary T. Minch
Attorney-In-Fact*

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation of Registrant, as amended.(1)

3.2	Amended and Restated By-Laws of Registrant, as amended.(2)

4.1	Form of Stock Certificate.(3)

10.1	Amended and Restated Employee Stock Purchase Plan.(4)*

10.2	1997 Stock Incentive Plan (Amended and Restated Effective April 16, 2003).(5)*

10.3	Incentive Bonus Plan (Amended and Restated Effective July 1, 2008).(6)*

10.4	Form of Nonstatutory Stock Option Agreement between Registrant and certain employees and consultants.(7)*

10.5	Form of Nonstatutory Stock Option Agreement between Registrant and certain non-employee directors.(7)*

10.6	Form of Restricted Stock Agreement with certain executive officers.(8)*

10.7	Form of Restricted Stock Agreement with certain non-employee directors.(8)*

10.8	Form of Restricted Stock Unit Agreement with certain non-employee directors.(9)*

10.9	Form of Non-Employee Director Indemnification Agreement.(10)

10.10	Credit Agreement dated as of October 1, 2007 by and between Registrant and Wells Fargo Bank, National Association.(11)

10.11	First Amendment to Credit Agreement dated as of November 5, 2008 by and between Registrant and Wells Fargo Bank, National Association. (12)

14.1	Code of Business Conduct and Ethics.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Directors’ Powers of Attorney.

31.1	Section 302 Certification by Terrance D. Paul, Chief Executive Officer.

31.2	Section 302 Certification by Mary T. Minch, Chief Financial Officer.

32.1	Section 906 Certification by Terrance D. Paul, Chief Executive Officer.

32.2	Section 906 Certification by Mary T. Minch, Chief Financial Officer.

99.1	Schedule II – Valuation and Qualifying Accounts.

(1)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 0-22187).

(2)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 0-22187).

(3)	Incorporated by reference to Registrant’s Amendment No. 2 to Form 8-A filed on August 9, 2006 (SEC File No. 0-22187).

(4)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-22187).

(5)	Incorporated by reference to Registrant’s Form S-8 filed on April 18, 2003 (SEC File No. 333-104622).

(6)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2008 (SEC File No. 0-22187).

(7)	Incorporated by reference to Registrant’s Form 8-K filed on March 7, 2005 (SEC File No. 0-22187).

(8)	Incorporated by reference to Registrant’s Form 8-K filed on May 10, 2006 (SEC File No. 0-22187).

(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006 (SEC File No. 0-22187).

(10)	Incorporated by reference to Registrant’s Form 8-K filed on January 29, 2007 (SEC File No. 0-22187).

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 0-22187).

(12)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2008 (SEC File No. 0-22187).

*	Management contract or compensatory plan or arrangement.

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