Form 10-Q
period 2009-03-31
RENAISSANCE LEARNING INC
filed 2009-05-07
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file number: 0-22187

RENAISSANCE LEARNING, INC.
 (Exact name of Registrant as specified in its charter)

Wisconsin	39-1559474
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2911 Peach Street
P.O. Box 8036
Wisconsin Rapids, Wisconsin
(Address of principal executive offices)

54495-8036
(Zip Code)

(715) 424-3636
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

          Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $0.01 par value	29,231,524

RENAISSANCE LEARNING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2009	December 31, 2008
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13,116	$9,509
Investment securities	3,232	4,894
Accounts receivable, less allowance of $1,065 and $1,090, respectively	6,637	8,083
Inventories	4,900	5,504
Prepaid expenses	1,777	1,999
Income taxes receivable	984	3,301
Deferred tax asset	4,183	4,183
Other current assets	118	144
Total current assets	34,947	37,617
Investment securities	2,761	3,383
Property, plant and equipment, net	7,499	8,621
Deferred tax asset	2,739	2,742
Goodwill	2,740	2,750
Other intangibles, net	1,108	1,178
Capitalized software, net	131	174
Other non-current assets	859	461
Total assets	$52,784	$56,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,152	$1,712
Deferred revenue	35,340	43,975
Payroll and employee benefits	5,001	3,981
Other current liabilities	3,298	3,284
Total current liabilities	46,791	52,952
Deferred revenue	2,818	2,950
Deferred compensation and other employee benefits	1,258	1,342
Income taxes payable	4,868	4,868
Other noncurrent liabilities	105	133
Total liabilities	55,840	62,245
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at March 31, 2009 and December 31, 2008	347	347
Additional paid-in capital	51,750	51,735
Retained earnings	40,362	38,492
Treasury stock, at cost: 5,536,340 shares at March 31, 2009; 5,557,679 shares at December 31, 2008	(95,148)	(95,568)
Accumulated other comprehensive loss	(367)	(325)
Total shareholders’ equity	(3,056)	(5,319)
Total liabilities and shareholders’ equity	$52,784	$56,926

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
	2009	2008
	(In Thousands, Exept Per Share Amounts)

Net Sales:
Products	$20,661	$22,205
Services	8,209	7,181
Total net sales	28,870	29,386
Cost of sales:
Products	2,996	4,035
Services	2,906	3,762
Total cost of sales	5,902	7,797
Gross profit	22,968	21,589
Operating expenses:
Product development	4,451	4,032
Selling and marketing	8,921	9,373
General and administrative	3,463	4,129
Total operating expenses	16,835	17,534
Operating income	6,133	4,055
Other income, net	148	168
Income before taxes	6,281	4,223
Income taxes	2,374	1,605
Net income	$3,907	$2,618

Earnings per share:
Basic and diluted	$0.13	$0.09

Cash dividends declared per share	$0.07	$0.07

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(In Thousands)

Reconciliation of net income to net cash provided by operating activities:
Net income	$3,907	$2,618
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	710	964
Amortization of investment discounts/premiums	15	29
Share-based compensation expense	457	383
Deferred income taxes	3	9
Excess tax benefits from share based payment arrangements	(6)	(13)
Gain on sale of property	(109)	—
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	1,446	(687)
Inventories	604	291
Prepaid expenses	222	251
Income taxes	2,323	943
Accounts payable and other liabilities	2,446	1,517
Deferred revenue	(8,767)	(4,977)
Other	(350)	(333)
Net cash provided by operating activities	2,901	995

Cash flows from investing activities:
Purchase of property, plant and equipment	(144)	(345)
Maturities/sales of investment securities	2,135	2,000
Capitalized software development costs	—	(267)
Net proceeds from sale of property	774	—
Net cash provided by investing activities	2,765	1,388

Cash flows from financing activities:
Proceeds from exercise of stock options	—	293
Excess tax benefits from share-based payment arrangements	6	13
Dividends paid	(2,036)	(2,030)
Purchase of treasury stock	(29)	(21)
Net cash used by financing activities	(2,059)	(1,745)
Net increase in cash and cash equivalents	3,607	638
Cash and cash equivalents, beginning of period	9,509	7,337
Cash and cash equivalents, end of period	$13,116	$7,975

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Consolidation

          The condensed consolidated financial statements include the financial results of Renaissance Learning, Inc. and our subsidiaries.

2. Basis of Presentation

          The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”), which is on file with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three-month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

3. Earnings Per Common Share

          Basic earnings per common share is computed by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. Participating securities include unvested restricted shares and restricted share units that have a nonforfeitable right to dividends or dividend equivalents (whether paid or unpaid). Common shares and participating securities issued or reacquired during the period are weighted for only the portion of the period during which they were outstanding.

          Diluted earnings per common share has been computed based on the weighted average number of common shares and other participating securities outstanding, increased by the number of additional common shares that would have been outstanding if the potentially dilutive stock option shares and non-participating restricted shares and restricted share units had been issued.

          The weighted average shares outstanding are as follows:

	Three Months Ended March 31,
	2009	2008
Basic weighted average shares outstanding	29,100,186	29,004,205
Dilutive effect of non-participating securities:
Stock options	—	372
Restricted shares and restricted share units	—	3,624
Diluted weighted average shares outstanding	29,100,186	29,008,201

          For the three months ended March 31, 2009 and 2008, there were 723,311 and 782,201 shares, respectively, excluded from the calculation of diluted earnings per share because their effect was antidilutive. These securities could be included in the calculation of diluted earnings per share in the future.

4. Comprehensive Income

          For the quarters ended March 31, 2009 and 2008, comprehensive income was $3.9 million and $2.6 million, respectively. Our comprehensive income includes net income and foreign currency translation adjustments.

5. Goodwill and Other Intangible Assets

          In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized and we are required to assess goodwill at least annually for impairment by applying a fair value-based test. Other intangibles consist of customer relationships acquired in connection with the purchase of AlphaSmart, Inc. (“AlphaSmart”). The customer relationships intangible is amortized over its useful life of ten years, on the declining balance method.

          For the three months ended March 31, 2009 and 2008, we recognized amortization expense of $70,000 and $123,000, respectively. Other intangibles consisted of the following:

	March 31, 2009			December 31, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(In Thousands)

Customer relationships	$3,200	$2,092	$1,108	$3,200	$2,022	$1,178

6. Recent Accounting Pronouncements

          In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us on January 1, 2009 and applies prospectively to business combinations completed on or after that date. Adoption of SFAS No. 141R did not affect our consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for us on January 1, 2009. Adoption of SFAS 160 did not affect our consolidated financial statements.

          In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), Business Combinations (SFAS 141R) and other accounting principles generally accepted in the United States. FSP 142-3 is effective for us on January 1, 2009 and applies prospectively to intangible assets acquired on or after that date. Adoption of FSP 142-3 did not affect our consolidated financial statements.

          In June 2008 the FASB issued FASB Staff Position FSP EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share. This FSP is effective for us on January 1, 2009 and also requires retroactive restatement of earnings per share for all prior periods presented in the financial statements and footnotes. Adoption of FSP EITF 03-6-1 did not have a material impact on our basic or diluted earnings per share.

7. Share-Based Compensation

          There were no options to purchase our common stock granted during the three months ended March 31, 2009 and March 31, 2008. The exercise prices for all options are equal to the fair market value of our common stock on the date the options were granted.

          Restricted stock awards, consisting of restricted shares and restricted share units, are granted to certain employees and our non-employee directors. For employees, restricted stock awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board. Restricted stock awards to employees are expensed over the vesting period, and those made to our non-employee directors are expensed when granted. We granted restricted stock awards for 26,750 shares during the three months ended March 31, 2009, and granted restricted stock awards for 14,713 shares during the three months ended March 31, 2008. We value restricted stock awards at the closing market price of our common stock on the date of grant.

          A summary of restricted stock award activity for the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Value Per Share	Aggregate Intrinsic Value
	(In Thousands, Except Per Share Amounts)

Balance at January 1, 2009	329	$13.57	$2,960
Granted	27	6.75
Vested	(8)	7.96
Forfeitures	(2)	12.06
Balance at March 31, 2009	346	$13.17	$3,109

          As of March 31, 2009, the total unearned compensation related to share-based compensation awards, net of estimated forfeitures, was $2.1 million, which will be amortized as expense over the weighted average remaining period of 2.4 years. Total share-based compensation was $0.5 million for the three months ended March 31, 2009.

8. Dividends

          On February 11, 2009 our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable March 9, 2009 to shareholders of record as of February 23, 2009.

9. Subsequent Event

          On April 29, 2009, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable June 1, 2009 to shareholders of record as of May 15, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

          Our results of operations can be affected by many factors including the general economic environment, state and federal government budgetary decisions and, the length and complexity of the sales cycle for school districts. National trends, federal and state legislation, Department of Education administrative policies and, the way the foregoing align with our products and services can impact our business.

          An important component of our software product strategy is a transition to a subscription-based software sales model. We believe that a business model based on subscription-based software offers long-term advantages over traditional perpetual licensing, including: (i) improved product utilization leading to higher levels of customer satisfaction, (ii) product adoption by more schools and, (iii) more lifetime revenue per customer.

          We believe the percentage of customers using the subscription-based Enterprise version of our reading and math products is an important indicator of: (i) the progress of this strategic growth initiative, (ii) the magnitude of the growth opportunities still existing with regard to this strategy and (iii) the impact of the new seasonal patterns on our business. As of the end of the first quarter 2009, about one-third of our active reading product customers were using the Enterprise version. Worldwide, we currently have approximately 55,000 active Accelerated Reader customers, 18,000 active Accelerated Math customers and 47,000 active STAR Reading and STAR Math customers.

          We have experienced a change in customer order patterns as the number of schools using our subscription-based products increases. Compared to orders for non-subscription-based offerings, customer orders of our subscription-based offerings tend to more closely follow school budgeting patterns resulting in a more seasonal order pattern weighted to the second and, even more so, third calendar quarters. Also, after customers convert to our subscription-based Enterprise products, they no longer order reading quizzes and math libraries since access to this content is included in their subscription. Historically, our customers have ordered more of this content in the first and fourth quarters. The combined effect is that a much greater proportion of a year’s orders are expected in the second quarter and to an even greater extent in the third quarter than we have experienced historically. Transitioning our customer base to subscription-based software can also adversely impact orders for add-on reading quizzes and math libraries by customers who own our software under perpetual license agreements, as some may delay purchases of reading quizzes and math libraries while they contemplate converting to subscription-based versions of our products.

          The foregoing can significantly affect reported financial results. Since our Renaissance Place product and service offerings are typically sold on a subscription basis with a term of 12 months, a large portion of our revenue is initially deferred and recognized into income over the subscription period. This timing difference between receipt of an order and revenue recognition, on subscription based products and services, can result in reported revenue being significantly lower or significantly higher than the amount of orders received in any given period and can also affect comparative results from one period to another.

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

          In addition to the above factors, we believe that our first quarter orders were negatively affected by customers who were hesitant to place orders during the first quarter of 2009 due to the economic downturn and the impact on school budgets as well as by uncertainty about how funds available under the American Recovery and Reinvestment Act could help them and which programs would be funded. The focus of the education funds provided by the act is on achieving sustainable impacts to improve classrooms and advancing learning and, we believe that our products align well with these objectives.

          We have implemented several cost savings initiatives including reducing laptop selling costs, implementing a general hiring freeze, reducing product development expenses related to some of our lower-performing product lines and, other general non-payroll cost constraints. There was minimal impact from these initiatives in the first quarter because the savings were offset by one-time severance and other charges.

          The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended March 31,
	2009		2008		Change
	(Dollars in Thousands)

Net Sales:
Products	$20,661	71.6%	$22,205	75.6%	$(1,544)	-7.0%
Services	8,209	28.4%	7,181	24.4%	1,028	14.3%
Total net sales	28,870	100.0%	29,386	100.0%	(516)	-1.8%

Cost of sales:
Products	2,996	14.5%	4,035	18.2%	(1,039)	-25.7%
Services	2,906	35.4%	3,762	52.4%	(856)	-22.7%
Total cost of sales	5,902	20.4%	7,797	26.5%	(1,895)	-24.3%
Gross profit:
Products	17,665	85.5%	18,170	81.8%	(505)	-2.8%
Services	5,303	64.6%	3,419	47.6%	1,884	55.1%
Total gross profit	22,968	79.6%	21,589	73.5%	1,379	6.4%

Operating expenses:
Product development	4,451	15.4%	4,032	13.7%	419	10.4%
Selling and marketing	8,921	30.9%	9,373	31.9%	(452)	-4.8%
General and administrative	3,463	12.0%	4,129	14.1%	(666)	-16.1%
Total operating expenses	16,835	58.3%	17,534	59.7%	(699)	-4.0%

Operating income	6,133	21.2%	4,055	13.8%	2,078	51.2%
Other, net	148	0.6%	168	0.6%	(20)	-11.6%
Income before taxes	6,281	21.8%	4,223	14.4%	2,058	48.7%
Income taxes	2,374	8.2%	1,605	5.5%	769	48.0%
Net income	$3,907	13.5%	$2,618	8.9%	$1,289	49.2%

Three Months Ended March 31, 2009 and 2008

          Net Sales. Our net sales decreased by $0.5 million, or 1.8%, to $28.9 million in the first quarter of 2009 from $29.4 million in the first quarter of 2008. Customer orders for our products decreased by approximately $4.1 million or 16%, in the first quarter of 2009 compared to the first quarter of 2008. Deferred revenue decreased by $8.8 million in the first quarter of 2009 versus a $5.0 million decrease in the prior year’s first quarter.

          Product revenue decreased by $1.5 million, or 7.0%, to $20.7 million in the first quarter of 2009 from $22.2 million in the first quarter of 2008. Product revenue was down primarily due to decreases in orders this quarter, somewhat offset by recognition of deferred revenue from orders received in prior periods.

          Service revenue increased by $1.0 million, or 14.3%, to $8.2 million in the first quarter of 2009 from $7.2 million in the first quarter of 2008. Nearly all categories of service revenue were up except for National Conference revenues. We held a National Conference in the first quarter of 2008 but did not hold one in the first quarter of 2009. The most significant increases in service revenues occurred in hosting and other technical services. Service revenue increased primarily due to recognition of deferred revenue from orders received in prior periods.

          Cost of Sales. The cost of sales of products decreased by $1.0 million, or 25.7%, to $3.0 million in the first quarter of 2009 from $4.0 million in the first quarter of 2008. As a percentage of product sales, the cost of sales of products decreased to 14.5% in the first quarter of 2009 from 18.2% in the first quarter of 2008 primarily due to the product mix being weighted more heavily to software and to reduced costs for some of our hardware products.

          The cost of sales of services decreased by $0.9 million, or 22.7%, to $2.9 million in the first quarter of 2009 from $3.8 million in the first quarter of 2008. As a percentage of sales of services, the cost of sales of services decreased to 35.4% in the first quarter of 2009 from 52.4% in the first quarter of 2008. The improvement was due to the growth in our more profitable technical services areas, especially hosting, by better leveraging of our fixed costs and, because last year’s first quarter costs were negatively impacted by our National Conference.

          Product Development. Product development expenses increased by $0.4 million, or 10.4%, to $4.4 million in the first quarter of 2009 from $4.0 million in the first quarter of 2008. The increase in product development expenses is mainly due to capitalization of approximately $0.3 million of software development costs in 2008 compared to no costs capitalized in the current quarter. As a percentage of net sales, product development expenses increased to 15.4% in the first quarter of 2009 from 13.7% in the first quarter of 2008.

          Selling and Marketing. Selling and marketing expenses decreased by $0.5 million, or 4.8%, to $8.9 million in the first quarter of 2009 from $9.4 million in the first quarter of 2008. Selling and marketing expenses decreased due to lower travel costs and reduced advertising spending. As a percentage of net sales, selling and marketing expenses decreased to 30.9% in the first quarter of 2009 from 31.9% in the first quarter of 2008.

          General and Administrative. General and administrative expenses decreased by $0.6 million, or 16.1%, to $3.5 million in the first quarter of 2009 from $4.1 million in the first quarter of 2008. General and administrative expenses decreased primarily due to $0.4 million incurred in the prior year for cancellation fees related to termination of contracts for certain training events. As a percentage of net sales, general and administrative expenses decreased to 12.0% in the first quarter of 2009 from 14.1% in the first quarter of 2008.

          Operating Income. Operating income increased by $2.0 million, or 51.2%, to $6.1 million in the first quarter of 2009 from $4.1 million in the first quarter of 2008. The increase was due to the gross profit margin improvements and decreased operating expenses as explained in more detail above. As a percentage of net sales, operating income increased to 21.2% in the first quarter of 2009 from 13.8% in the first quarter of 2008.

          Income Tax. Income tax expense of $2.4 million was recorded in the first quarter of 2009 at an effective income tax rate of 37.8% of pre-tax income, compared to $1.6 million, or 38.0% of pre-tax income in the first quarter of 2008.

Liquidity and Capital Resources

          As of March 31, 2009, our cash, cash equivalents and investment securities were $19.1 million, up $1.3 million from $17.8 million at December 31, 2008. During the first quarter 2009, we generated operating cash flow of $2.9 million offset by $2.0 million used to pay dividends.

          As of March 31, 2009 we have a $15.0 million secured revolving line of credit with a bank which is available until July 1, 2009. The line of credit bears interest at either a floating rate or a fixed rate for a period of up to 90 days based on LIBOR plus 1.5%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2010 which bears interest at the prime rate. As of March 31, 2009, the lines of credit had not been used.

          On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock; on February 9, 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares and; on February 6, 2008, our Board of Directors authorized the repurchase of an additional 1,000,000 shares under the stock repurchase program. No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. We repurchase shares on the open market as well as from employees who elect to surrender shares at the time of vesting to pay their payroll withholding taxes. Repurchased shares will become treasury shares and may be used for stock-based employee benefit plans, equity compensation plans and, for other general corporate purposes. From January 1, 2009 through March 31, 2009, we repurchased approximately 3,600 shares at a cost of $29,000. Since the original authorization of the repurchase program in 2002, we have repurchased approximately 7.8 million shares at a cost of $135.0 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.

          We paid quarterly cash dividends of $0.07 per share in each of the four quarters of 2008 along with a special dividend of $0.75 per share in the fourth quarter of 2008. In the first quarter of 2009 we paid a cash dividend of $0.07 per share. On April 29, 2009, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable June 1, 2009 to shareholders of record as of May 15, 2009.

          We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders. Our Board of Directors also considers several additional factors when declaring dividends, including: the company’s financial statements as of the most recent practicable date, the expected cash costs to deliver the products and services sold and recorded as deferred revenue, the company’s ability to provide the products and services underlying the amounts recorded as deferred revenue, the likelihood of recognizing amounts recorded as deferred revenue as net sales based on the company’s historical experience and most recent projections and the short time period over which such recognition has historically occurred and is expected to occur and, other information, opinions, reports and statements prepared and presented by the company’s officers and employees about the company’s business, operations and financial condition.

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

          Operating Leases. We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. We utilize operating leases for some of our facilities to gain flexibility as compared to purchasing facilities outright and to limit our exposure to many of the risks of owning commercial property, particularly with regard to international operations. These agreements are generally for terms of one to five years. Some of the leases have early termination clauses, but they generally cannot be terminated by either the lessor or us for reasons other than breach of the lease agreement. We do not anticipate the early termination of any significant lease agreement.

          Purchase Obligations. We enter into commitments with certain suppliers to purchase our hardware products, such as Neo laptops, AccelScan scanners and the 2Know! response system. The majority of these obligations will be satisfied within one year.

          Tax Audit Settlements and Deposits. Currently we do not anticipate making any significant cash payments related to the settlement of tax audits or deposits for unsettled audit issues. Estimation of the amounts and timing of payments in periods after 2009 are highly uncertain and therefore are not included in the table.

          As of March 31, 2009, our approximate contractual obligations for operating leases, tax audit payments and purchase obligations (by period due) were as follows:

Contractual Obligations		Payments Due by Period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,858	$1,135	$1,701	$934	$88
Purchase obligations	2,498	2,480	18	—	—
Total	$6,356	$3,615	$1,719	$934	$88

Critical Accounting Policies and Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no significant changes to our critical accounting policies that were disclosed in our 2008 Annual Report.

Forward-Looking Statements

          In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following “Quantitative and Qualitative Disclosures About Market Risk” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for 2009 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors which may cause such a difference to occur include: (i) the failure of Accelerated Reader Enterprise, Accelerated Math Enterprise and laptop orders to achieve expected growth targets, (ii) a decline in reading quiz and math library sales that exceeds expectations, (iii) risks associated with our strategic growth initiative involving our transition to subscription-based products, (iv) dependence on educational institutions and government funding and (v) other risks affecting our business as described in our filings with the Securities and Exchange Commission, including our 2008 Annual Report on Form 10-K and later filed quarterly reports on Form 10-Q and current reports on Form 8-K, which factors are incorporated herein by reference. We expressly disclaim a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

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

          Market Risk. Our exposure to market risk relates to the quality of the holdings in our investment security portfolio. The fair market value of our investments is subject to increases or decreases in value resulting from the performance of the securities issuer, from upgrades or downgrades in the creditworthiness of the securities issuer, upgrades or downgrades in the creditworthiness of the insurer of the securities and, from changes in general market conditions.

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

          Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and, high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of March 31, 2009, our investment securities had a market value of approximately $6.0 million and a carrying value of $6.0 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.

          Foreign Currency Exchange Rate Risk. The financial position and results of operations of our foreign subsidiaries are measured using local currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars using average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. We use the historical exchange rates published by the OANDA Corporation for these translations. Translation gains or losses are deferred as a separate component of shareholders’ equity. Aggregate foreign currency transaction gains and losses are included in determining net income. As such, our operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound, Canadian dollar and the Euro. At this time, foreign exchange rate risk is not significant due to the relative size of our foreign operations and revenues derived from sales in foreign currencies.

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

          As of March 31, 2009, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

          There has been no change in our internal control over financial reporting that has occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

          There have been no material changes from risk factors previously disclosed in our 2008 Annual Report in response to Item 1A to Part I of Form 10-K.

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

          No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. We repurchase shares on the open market as well as from employees who elect to surrender shares at the time of vesting to pay their payroll withholding taxes. Repurchased shares will become treasury shares and may be used for equity compensation plans, stock-based employee benefit plans and for other general corporate purposes.

          The following table shows information relating to the repurchase of shares of our common stock during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31	1,615	$7.56	1,615	1,233,466

February 1-28	2,018	8.35	2,018	1,231,448

March 1-31	—	—	—	1,231,448

Total	3,633	$8.00	3,633

Item 6. Exhibits

Exhibits.

Exhibit No.	Description

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC.
(Registrant)

May 7, 2009	/s/ Terrance D. Paul
Date	Terrance D. Paul
Chief Executive Officer and a Director
(Principal Executive Officer)

May 7, 2009	/s/ Mary T. Minch
Date	Mary T. Minch
Senior Vice President-Finance, Chief Financial Officer and
Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch