Form 10-Q
period 2009-06-30
RENAISSANCE LEARNING INC
filed 2009-08-10
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number: 0-22187

RENAISSANCE LEARNING, INC.
 (Exact name of Registrant as specified in its charter)

Wisconsin	39-1559474
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $0.01 par value	29,150,689

RENAISSANCE LEARNING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2009	December 31, 2008
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13,621	$9,509
Investment securities	3,629	4,894
Accounts receivable, less allowance of $1,068 and $1,090, respectively	12,966	8,083
Inventories	3,935	5,504
Prepaid expenses	1,380	1,999
Income taxes receivable	1,981	3,301
Deferred tax asset	4,183	4,183
Other current assets	100	144
Total current assets	41,795	37,617
Investment securities	1,942	3,383
Property, plant and equipment, net	7,034	8,621
Deferred tax asset	2,749	2,742
Goodwill	2,777	2,750
Other intangibles, net	1,038	1,178
Capitalized software, net	87	174
Other non-current assets	1,027	461
Total assets	$58,449	$56,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,347	$1,712
Deferred revenue	36,910	43,975
Payroll and employee benefits	5,851	3,981
Other current liabilities	3,241	3,284
Total current liabilities	48,349	52,952
Deferred revenue	3,967	2,950
Deferred compensation and other employee benefits	1,488	1,342
Income taxes payable	4,868	4,868
Other noncurrent liabilities	250	133
Total liabilities	58,922	62,245
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at June 30, 2009 and December 31, 2008	347	347
Additional paid-in capital	51,412	51,735
Retained earnings	42,452	38,492
Treasury stock, at cost: 5,574,425 shares at June 30, 2009; 5,557,679 shares at December 31, 2008	(94,535)	(95,568)
Accumulated other comprehensive loss	(149)	(325)
Total shareholders’ equity	(473)	(5,319)
Total liabilities and shareholders’ equity	$58,449	$56,926

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Amounts)

Net sales:
Products	$21,208	$21,888	$41,870	$44,093
Services	7,256	6,159	15,465	13,340
Total net sales	28,464	28,047	57,335	57,433
Cost of sales:
Products	3,913	3,964	6,910	7,999
Services	2,445	2,568	5,351	6,330
Total cost of sales	6,358	6,532	12,261	14,329
Gross profit	22,106	21,515	45,074	43,104
Operating expenses:
Product development	3,927	4,268	8,378	8,301
Selling and marketing	8,403	8,903	17,325	18,276
General and administrative	3,170	3,429	6,633	7,557
Total operating expenses	15,500	16,600	32,336	34,134
Operating income	6,606	4,915	12,738	8,970
Other income, net	34	172	183	340
Income before taxes	6,640	5,087	12,921	9,310
Income taxes	2,510	1,753	4,884	3,358
Net income	$4,130	$3,334	$8,037	$5,952

Basic and Diluted earnings per share	$0.14	$0.11	$0.28	$0.21

Cash dividends declared per share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2009	2008
	(In Thousands)

Reconciliation of net income to net cash provided by operating activities:
Net income	$8,037	$5,952
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	1,368	1,916
Amortization of investment discounts/premiums	27	57
Share-based compensation expense	798	619
Deferred income taxes	(7)	101
Excess tax benefits from share based payment arrangements	(22)	(26)
Gain on sale of property	(108)	—
Change in assets and liabilities:
Accounts receivable	(4,883)	(7,208)
Inventories	1,569	1,197
Prepaid expenses	619	289
Income taxes	1,342	(606)
Accounts payable and other liabilities	2,579	1,693
Deferred revenue	(6,048)	980
Other	(290)	(252)
Net cash provided by operating activities	4,981	4,712

Cash flows from investing activities:
Purchase of property, plant and equipment	(217)	(609)
Maturities/sales of investment securities	2,740	3,420
Capitalized software development costs	—	(142)
Net proceeds from sale of property	774	49
Net cash provided by investing activities	3,297	2,718

Cash flows from financing activities:
Proceeds from exercise of stock options	—	348
Excess tax benefits from share-based payment arrangements	22	26
Dividends paid	(4,077)	(4,063)
Purchase of treasury stock	(111)	(86)
Net cash used by financing activities	(4,166)	(3,775)
Net increase in cash and cash equivalents	4,112	3,655
Cash and cash equivalents, beginning of period	9,509	7,337
Cash and cash equivalents, end of period	$13,621	$10,992

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Consolidation

          The condensed consolidated financial statements include the financial results of Renaissance Learning, Inc. and our subsidiaries.

2. Basis of Presentation

          The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”), which is on file with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

3. Earnings Per Common Share

          Basic earnings per common share is computed by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. Participating securities include unvested restricted shares and restricted share units that have a nonforfeitable right to dividends or dividend equivalents. Common shares and participating securities issued or reacquired during the period are weighted for only the portion of the period during which they were outstanding.

          Diluted earnings per common share has been computed based on the weighted average number of common shares and other participating securities outstanding, increased by the number of additional common shares that would have been outstanding if the potentially dilutive stock option shares and non-participating restricted shares and restricted share units had been issued.

          The weighted average shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	29,220,404	29,084,238	29,201,153	29,063,748
Dilutive effect of outstanding stock options	—	3,738	—	3,513
Dilutive effect of non-participating restricted shares	16	345	8	359
Diluted weighted average shares outstanding	29,220,420	29,088,321	29,201,161	29,067,620

          For the three months ended June 30, 2009 and 2008, there were 681,301 and 781,895 shares subject to outstanding stock options, respectively, excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the six months ended June 30, 2009 and 2008, there were 681,301 and 781,895 shares subject to outstanding stock options, respectively, excluded from the calculation of diluted earnings per share because their effect was antidilutive. These options could be dilutive in the future.

4. Comprehensive Income

          For the quarters ended June 30, 2009 and 2008, comprehensive income was $4.3 million and $3.3 million, respectively. Total comprehensive income was $8.2 million and $5.9 million in the first six months of 2009 and 2008, respectively. Our comprehensive income includes net income and foreign currency translation adjustments.

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

          For the three months ended June 30, 2009 and 2008, we recognized amortization expense of $70,000 and $123,000, respectively. For the six months ended June 30, 2009 and 2008, we recognized amortization expense of $141,000 and $247,000, respectively. Other intangibles consisted of the following:

	June 30, 2009			December 31, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
(In Thousands)
Customer relationships	$3,200	$2,162	$1,038	$3,200	$2,022	$1,178

6. Recent Accounting Pronouncements

          In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R was effective for us on January 1, 2009 and applies prospectively to business combinations completed on or after that date. Adoption of SFAS No. 141R did not affect our consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 was effective for us on January 1, 2009. Adoption of SFAS 160 did not affect our consolidated financial statements.

          In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), Business Combinations (SFAS 141R) and other accounting principles generally accepted in the United States. FSP 142-3 was effective for us on January 1, 2009 and applies prospectively to intangible assets acquired on or after that date. Adoption of FSP 142-3 did not affect our consolidated financial statements.

          In June 2008 the FASB issued FASB Staff Position FSP EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share. This FSP was effective for us on January 1, 2009 and also requires retroactive restatement of earnings per share for all prior periods presented in the financial statements and footnotes. Adoption of FSP EITF 03-6-1 did not have a material impact on our basic or diluted earnings per share.

7. Share-Based Compensation

          There were no options to purchase our common stock granted during the six months ended June 30, 2009 and June 30, 2008. The exercise prices for all options are equal to the fair market value of our common stock on the date the options were granted.

          Restricted stock awards, consisting of restricted shares and restricted share units, are granted to certain employees and our non-employee directors. For employees, restricted stock awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board. Restricted stock awards to employees are expensed over the vesting period, and those made to our non-employee directors are expensed when granted. We granted restricted stock awards for 67,170 shares during the six months ended June 30, 2009, and granted restricted stock awards for 51,801 during the six months ended June 30, 2008. We value restricted stock awards at the closing market price of our common stock on the date of grant.

          A summary of restricted stock award activity for the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Value Per Share	Aggregate Intrinsic Value
	(In Thousands, Except Per Share Amounts)

Balance at January 1, 2009	329	$13.57	$2,960
Granted	67	8.21
Vested	(83)	10.74
Forfeitures	(2)	12.06
Balance at June 30, 2009	311	$13.18	$2,866

          As of June 30, 2009, the total unearned compensation related to share-based compensation awards, net of estimated forfeitures, was $2.2 million, which will be amortized as expense over the weighted average remaining period of 2.5 years. Total share-based compensation was $0.8 million for the six months ended June 30, 2009.

8. Fair Value Measurements

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

          The tables below provide fair value measurement information for these assets and liabilities as of June 30, 2009 and 2008. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including income taxes payable and accrued expenses), approximated fair value at June 30, 2009 and 2008 and accordingly those assets and liabilities are not presented in the following tables.

	2009
			Fair Value Measurements Using
(In Thousands)	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Current investment securities	$3,629	$3,665	$3,665	$—	$—
Non-current investment securities	415	415	—	415	—
SERP liability	1,527	1,527	1,527	—	—

	2008
			Fair Value Measurements Using
(In Thousands)	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Current investment securities	$7,534	$7,589	$7,589	$—	$—
Non-current investment securities	4,176	4,212	3,712	500	—
SERP liability	1,632	1,632	1,632	—	—

9. Dividends

          On April 29, 2009, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable June 1, 2009 to shareholders of record as of May 15, 2009.

10. Subsequent Event

          On July 22, 2009, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable September 1, 2009 to shareholders of record as of August 7, 2009.

          The company has evaluated all subsequent events that occurred up to the time of the company’s issuance of its financial statements on August 10, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

          Our results of operations can be affected by many factors including the general economic environment, state and federal government budgetary decisions, and the length and complexity of the sales cycle for school districts. National trends, federal and state legislation, Department of Education administrative policies, and the way the foregoing align with our products and services can also impact our business.

          We monitor several important issues which are significant to the evaluation of our financial condition, operating results, business challenges and strategic opportunities. Among the more important of these issues are:

(i) Our success and trends in maintaining and expanding our customer base, particularly with respect to the Accelerated Reader product which accounts for approximately 40% of our sales;
(ii) The general state of K-12 educational funding in the United States; and
(iii) The state of K-12 funding in certain large states, particularly California, Texas and Florida, which together make up about one-third of our total orders.

          A key part of our business strategy for maintaining and expanding our customer base (and the related revenues) is to transition our traditional perpetual-license-based customers to our newer subscription-based software products. Our subscription-based products offer enhanced features which provide greater value to our customers, thereby contributing to increased customer satisfaction. Our most popular subscription-based products, the Enterprise versions, include much greater access to product content. They also offer a hosting option which makes implementation of our software much easier and greatly reduces the costs both to our customers to implement and to us to develop and support the software. Customers who transition to our Accelerated Reader Enterprise subscription-based product to date have increased their average spending approximately $1,000 more per year, per school versus our customers using our perpetual-license products. Although this amount of incremental revenue could change due to customer mix and other factors including additional purchases of products and services, we expect that we will continue to see incremental revenue as our customers transition to Accelerated Reader Enterprise. We have also experienced an annual per customer revenue increase for our other subscription-based products, but the increase has been most significant with our Accelerated Reader Enterprise product.

          We believe the percentage of customers using the subscription-based Enterprise versions of our reading and math products is an important indicator of the progress of this strategic growth initiative and the magnitude of the growth opportunities still existing with regard to this strategy. The percentage of customers using reading products is more critical since the Accelerated Reader is our most significant product and because we have experienced a greater increase in per customer revenues from Accelerated Reader Enterprise subscription-based customers as compared to users of our other subscription-based products. As of the end of the second quarter of 2009, approximately 40% of our active reading product customers were using the Enterprise version as compared to approximately 25% at the end of the second quarter of 2008.

          Our strategic transition to subscription-based software products has affected, and will continue to affect, our results of operations. We believe that this strategy has the potential to generate more lifetime revenue per customer than selling software under a perpetual-license model. Revenues from subscription-based software sales are not completely incremental to our results as customers who make the transition no longer purchase annual support plans for our perpetual-license products and those who purchase our most popular subscription-based product, the Enterprise version, also no longer purchase add-on content. Revenues under the subscription-based model are composed of both software and services. The gross profit margins from subscription-based software products are slightly higher than our historical gross profit margins on sales of perpetual-license software. In addition, the subscription-based software model tends to generate a sales mix somewhat more heavily weighted towards services. In addition, the services we sell with our subscription-based software products tend to have a somewhat higher gross profit margin than those sold with our perpetual-license software products.

          The transition to subscription-based products has increased the seasonality of customer ordering patterns. Compared to orders for non-subscription-based offerings, customer orders of our subscription-based offerings tend to more closely follow school budgeting cycles resulting in a more seasonal order pattern weighted to the second and, even more so, third calendar quarters. Also, after customers convert to our most popular subscription-based products, the Enterprise version, they no longer order reading quizzes and math libraries since access to this content is included in their subscription. Historically, our customers have ordered more of this content in the first and fourth quarters. The combined effect is that a much greater proportion of a year’s orders are expected in the second quarter and to an even greater extent in the third quarter than we have experienced historically.

          Transitioning our customer base to subscription-based software can adversely impact orders for add-on reading quizzes and math libraries by customers who own our software under perpetual-license agreements, as some may delay purchases of add-on content if they are contemplating converting to our Enterprise version subscription-based products. Additionally, our subscription based products are often sold at the school district level and district level sales tend to be more complex, have a longer sales cycle, and are typically for a larger dollar amount than sales made to individual schools. Orders from district sales are therefore more uneven and more difficult to accurately predict than individual school level sales and, therefore, the timing of large district sales can significantly impact quarterly order levels.

          The transition to subscription-based products has increased the seasonality of customer ordering patterns for software. However, as the transition to subscription-based products has progressed, we have built substantial balances of deferred subscription revenue. Since this deferred revenue is recognized ratably over the subscription period (generally twelve months) it reduces the volatility of our reported revenue. This means that revenues in a given period are not necessarily indicative of the orders placed by our customers for our products and services during a given period.

          Customer orders for our products decreased by approximately $3.9 million or 11%, in the second quarter of 2009 compared to the second quarter of 2008. In addition to the above factors, we believe that our second quarter 2009 orders were negatively affected by educational funding issues. We believe many customers delayed placing orders due to uncertainty about when federal funds from the American Recovery and Reinvestment Act of 2009 will be available to them. In addition, the extent of state budget shortfalls and the duration of the resulting effect on educational funding are not clear at this time and may also have affected order levels. Our customers in the states of California, Florida and Arizona have been particularly affected by state budget issues. These three states accounted for approximately 80% of the order decline we experienced in the second quarter of 2009.

          We have implemented several cost savings initiatives including reducing laptop selling costs, implementing a general hiring freeze, reducing product development expenses related to some of our lower-performing product lines and implementing other general non-payroll cost constraints. There was minimal impact from these initiatives in the first quarter of 2009 because the savings were offset by one-time severance and other charges. Savings from these initiatives were approximately $0.8 million in the second quarter of 2009.

          The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Sales:
Products	74.5%	78.0%	73.0%	76.8%
Services	25.5%	22.0%	27.0%	23.2%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Products	18.5%	18.1%	16.5%	18.1%
Services	33.7%	41.7%	34.6%	47.4%
Total cost of sales	22.3%	23.3%	21.4%	24.9%
Gross profit:
Products	81.5%	81.9%	83.5%	81.9%
Services	66.3%	58.3%	65.4%	52.6%
Total gross profit	77.7%	76.7%	78.6%	75.1%
Operating expenses:
Product development	13.8%	15.2%	14.6%	14.5%
Selling and marketing	29.5%	31.8%	30.2%	31.8%
General and administrative	11.2%	12.2%	11.6%	13.2%
Total operating expenses	54.5%	59.2%	56.4%	59.5%
Operating income	23.2%	17.5%	22.2%	15.6%
Other, net	0.1%	0.6%	0.3%	0.6%
Income before taxes	23.3%	18.1%	22.5%	16.2%
Income taxes	8.8%	6.2%	8.5%	5.8%
Net Income	14.5%	11.9%	14.0%	10.4%

Three Months Ended June 30, 2009 and 2008

          Net Sales. Our net sales increased by $0.5 million, or 1.5%, to $28.5 million in the second quarter of 2009 from $28.0 million in the second quarter of 2008. Orders were $3.9 million lower in the second quarter 2009 than in the second quarter 2008; however, lower orders were offset by the recognition of $3.2 million more revenue from deferred revenue in 2009. The remainder of the difference in revenue is attributable to changes in the balance of our undelivered order backlog.

          Product revenue decreased by $0.7 million, or 3.1%, to $21.2 million in the second quarter of 2009 from $21.9 million in the second quarter of 2008. Product revenue declined due to a $1.0 million decrease in hardware sales, partially offset by increases in revenue recognized from deferred revenue related to software orders we received in prior periods.

          Service revenue increased by $1.1 million, or 17.8%, to $7.3 million in the second quarter of 2009 from $6.2 million in the second quarter of 2008. Nearly all categories of service revenue improved in the quarter. The most significant increases were in hosting and professional development which increased by $0.6 million and $0.3 million, respectively.

          Cost of Sales. Costs of sales of products decreased by $0.1 million, or 1.3%, to $3.9 million in the second quarter of 2009 from $4.0 million in the second quarter of 2008. As a percentage of product sales, the cost of sales of products was relatively unchanged at 18.5% in the second quarter of 2009, compared to 18.1% for the second quarter of 2008. The cost of sales of services decreased to $2.4 million in the second quarter of 2009 from $2.6 million in the second quarter of 2008, a decrease of 4.8% due to cost efficiencies in our service business. As a percentage of sales of services, the cost of sales of services decreased to 33.7% in the second quarter of 2009 from 41.7% in the second quarter of 2008. Our cost of sales of services is relatively fixed, especially with respect to our technical services and software support. Therefore the increase in revenues combined with the relatively fixed nature of the related costs was the primary reason for the improvement in the cost of service sales as a percentage of sales.

          Product Development. Product development expenses decreased to $3.9 million in the second quarter of 2009 from $4.3 million in the second quarter of 2008, a decrease of 8.0%. The decrease in product development expenses is due to the restructuring implemented earlier in the year. We closed our office in India and reduced our product development staff in other offices to better align our employee base with our product development needs and growth areas. As a percentage of net sales, product development expenses decreased to 13.8% in the second quarter of 2009 from 15.2% in the second quarter of 2008.

          Selling and Marketing. Selling and marketing expenses decreased by $0.5 million, or 5.6%, to $8.4 million in the second quarter of 2009 from $8.9 million in the second quarter of 2008. Selling expenses decreased $0.3 million due to lower commissions caused by reduced order rates, and marketing expenses decreased $0.2 million due to cost efficiencies in our advertising programs. As a percentage of net sales, selling and marketing expenses decreased to 29.5% in the second quarter of 2009 from 31.8% in the second quarter of 2008.

          General and Administrative. General and administrative expenses decreased to $3.2 million in the second quarter of 2009 from $3.4 million in the second quarter of 2008, a decrease of 7.5%. Approximately one-half of the decrease in general and administrative expenses was from lower salary and benefit costs due to our hiring freeze and personnel reductions with the remaining decrease due to non-payroll cost constraints. As a percentage of net sales, general and administrative expenses decreased to 11.2% in the second quarter of 2009 from 12.2% in the second quarter of 2008.

          Operating Income. Operating income increased by $1.7 million, or 34.4%, to $6.6 million in the second quarter of 2009 from $4.9 million in the second quarter of 2008. The increase was due to the gross profit margin improvement and decreased operating expenses as explained in more detail above. As a percentage of net sales, operating income increased to 23.2% in the second quarter of 2009 from 17.5% in the second quarter of 2008.

          Income Tax. Income tax expense of $2.5 million was recorded in the second quarter of 2009 at an effective income tax rate of 37.8% of pre-tax income, compared to $1.8 million that was recorded in the second quarter of 2008 at an effective income tax rate of 38.0% of pre-tax income, less a tax benefit of $0.2 million relating to the settlement of various state audit issues.

Six Months Ended June 30, 2009 and 2008

          Net Sales. Our net sales decreased by $0.1 million, or 0.2%, to $57.3 million in the first six months of 2009 from $57.4 million in the first six months of 2008. Orders were $7.9 million lower in the first half of 2009 than in the first half of 2008; however, lower orders were offset by the recognition of $7.0 million more revenue from deferred revenue in 2009. The remainder of the difference in revenue is attributable to changes in the balance of our undelivered order backlog.

          Product revenue decreased by $2.2 million, or 5.0%, to $41.9 million in the first six months of 2009 from $44.1 million in the same period in 2008. Product revenue declined due to a $2.8 million decrease in hardware sales, partially offset by increases in revenue recognized from deferred revenue related to software orders we received in prior periods.

          Service revenue increased to $15.5 million in the first six months of 2009 from $13.3 million in the first six months of 2008, an increase of 15.9%. Nearly all categories of service revenue were up except for professional development which was relatively unchanged from the same period last year. The most significant increases were in hosting and other technical services which increased by $1.3 million and $0.7 million, respectively.

          Cost of Sales. Cost of sales of products decreased by $1.1 million, or 13.6%, to $6.9 million in the first six months of 2009 from $8.0 million in the first six months in 2008. As a percentage of product sales, the cost of sales of products was 16.5% in the first six months of 2009, compared to 18.1% in the first six months of 2008. The reason for the improvement in product cost of sales was the higher proportion of software in the 2009 sales mix as compared to 2008, as our margins are higher on software than on hardware. The cost of sales of services decreased to $5.4 million in the first half of 2009 from $6.3 million in the first half of 2008, a decrease of 15.5%. About 80% of the dollar decrease was due to savings from not holding a National Conference in 2009 with the remainder attributable to cost efficiencies in our other services, the cost of which is relatively fixed, especially with respect to our technical services and software support. As a percentage of sales of services, the cost of sales of services decreased to 34.6% in the first half of 2009 from 47.4% in the first half of 2008. The increase in revenues from our hosting and technical services, explained above, which have higher margins than our National Conference was the reason for the improvement.

          Product development. Product development expenses increased by $0.1 million, or 0.9%, to $8.4 million in the first six months of 2009, compared to $8.3 million for the first six months of 2008. As a percentage of net sales, product development expenses were 14.6% in the first six months of 2009, similar to 14.5% for the first six months of 2008. The change in product development expenses was primarily due to savings of approximately $0.3 million in the second quarter of 2009 from our restructuring, offset by $0.1 million less capitalized development expense in 2009 and the remainder mostly attributable to the additional costs we incurred in the first quarter of 2009 to effect the restructuring.

          Selling and Marketing. Selling and marketing expenses decreased by $1.0 million, or 5.2%, to $17.3 million in the first six months of 2009, compared to $18.3 million for the first six months of 2008. Selling expenses decreased $0.6 million due to lower commissions caused by reduced order rates, and marketing expenses decreased $0.4 million due to cost efficiencies in our advertising programs. As a percentage of net sales, selling and marketing expenses decreased to 30.2% in the first six months of 2009 from 31.8% in the first six months of 2008.

          General and Administrative. General and administrative expenses decreased to $6.6 million in the first six months of 2009 from $7.6 million in the first six months of 2008, a decrease of 12.2%. General and administrative expenses decreased primarily due to $0.4 million of fees incurred in the prior year to cancel some future professional development events, with the remainder primarily attributable to staffing reductions made in 2009. As a percentage of net sales, general and administrative expenses decreased to 11.6% in the first half of 2009 from 13.2% in the first half of 2008.

          Operating Income. Operating income increased to $12.7 million in the first six months of 2009 from $9.0 million in the same period in 2008, an increase of 42.0%. As a percentage of net sales, operating income increased to 22.2% in the first half of 2009 from 15.6% in the first half of 2008. The increase was due to the gross profit margin improvement and decreased operating expenses as explained in more detail above.

          Income Tax Expense. Income tax expense of $4.9 million was recorded in the first half of 2009 at an effective income tax rate of 37.8% of pre-tax income. This compares to income tax expense of $3.4 million that was recorded in the first half of 2008 at an effective income tax rate of 38.0% of pre-tax income, less a tax benefit of $0.2 million relating to the settlement of various state audit issues.

Liquidity and Capital Resources

          As of June 30, 2009, our cash, cash equivalents and investment securities were $19.2 million, up $1.4 million from $17.8 million at December 31, 2008. The increase was primarily due to $5.0 million of cash flow provided by operations offset by $4.1 million used to pay dividends.

          As of June 30, 2009 we have a $15.0 million secured revolving line of credit with a bank which is available until July 1, 2010. The line of credit bears interest at either a floating rate or a fixed rate for a period of up to 90 days based on LIBOR plus 1.5%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2010 which bears interest at the prime rate. As of June 30, 2009, the lines of credit had not been used.

          On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock; on February 9, 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares and; on February 6, 2008, our Board of Directors authorized the repurchase of an additional 1,000,000 shares under the stock repurchase program. No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. We repurchase shares on the open market as well as from employees who elect to surrender shares at the time of vesting to pay their payroll withholding taxes. Repurchased shares will become treasury shares and may be used for stock-based employee benefit plans, equity compensation plans and, for other general corporate purposes. From January 1, 2009 through June 30, 2009, we repurchased approximately 12,600 shares at a cost of $111,000. Since the original authorization of the repurchase program in 2002, we have repurchased approximately 7.8 million shares at a cost of $135.1 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.

          We paid quarterly cash dividends of $0.07 per share in each of the four quarters of 2008 along with a special dividend of $0.75 per share in the fourth quarter of 2008. In the first and second quarter of 2009 we paid a cash dividend of $0.07 per share. On July 22, 2009, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable September 1, 2009 to shareholders of record as of August 7, 2009.

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

          As of June 30, 2009, our approximate contractual obligations for operating leases, tax audit payments and purchase obligations (by period due) were as follows:

Contractual Obligations		Payments Due by Period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,680	$773	$1,885	$934	$88
Purchase obligations	4,781	4,768	13	—	—
Total	$8,461	$5,541	$1,898	$934	$88

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

          Market Risk. Our exposure to market risk relates to the quality of the holdings in our investment security portfolio. The fair market value of our investments is subject to increases or decreases in value resulting from the performance of the securities issuer, from upgrades or downgrades in the creditworthiness of the securities issuer, upgrades or downgrades in the creditworthiness of the insurer of the securities, and from changes in general market conditions.

          We seek to manage our exposure to market risk by investing in accordance with our corporate investment policy as established by our Board of Directors. The goals of the policy are: (i) preservation of capital, (ii) provision of adequate liquidity to meet projected cash requirements, (iii) minimization of risk of principal loss through diversification and (iv) maximization of yields in relationship to the guidelines, risk, market conditions and tax considerations.

          Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and, high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of June 30, 2009, our investment securities had a market value of approximately $5.6 million and a carrying value of $5.6 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.

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

          As of June 30, 2009, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

          There has been no change in our internal control over financial reporting that has occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          The following table shows information relating to the repurchase of shares of our common stock during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30	8,602	$9.17	8,602	1,222,846
May 1-31	379	8.74	379	1,222,467
June 1-30	—	—	—	1,222,467
Total	8,981	$9.15	8,981

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On April 29, 2009, the Company held its Annual Meeting of Shareholders.

(b)	Not applicable.

(c)	Set forth below is a description of the proposals voted upon at the Annual Meeting of Shareholders and the results of the proposals.

	1.	Seven directors were elected to serve until the 2010 Annual Meeting of Shareholders and until their successors are elected and qualified. The results of this proposal are as follows:

	For	Withheld
(1) Judith A. Paul	27,251,378	31,220
(2) Terrance D. Paul	27,251,506	31,092
(3) John H. Grunewald	27,249,672	32,926
(4) Gordon H. Gunnlaugsson	27,251,555	31,043
(5) Harold E. Jordan	27,251,811	30,787
(6) Addison L. Piper	27,251,140	31,458
(7) Mark D. Musick	27,251,555	31,043

2.	The appointment of Deloitte & Touche LLP as the Company’s independent auditors for 2009 was ratified. The results of this proposal are as follows:

For:   27,249,615           Against:   27,867           Abstain:    5,116

(d)	Not applicable.

Item 6. Exhibits

Exhibits.

Exhibit No.	Description

10.1	Second Agreement to Credit Agreement and Revolving Line of Credit Note dated as of July 1, 2009 by and between Wells Fargo Bank, National Association and Registrant

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC. (Registrant)

August 10, 2009	/s/ Terrance D. Paul
Date	Terrance D. Paul
Chief Executive Officer and a Director
(Principal Executive Officer)

August 10, 2009	/s/ Mary T. Minch
Date	Mary T. Minch
Senior Vice President-Finance, Chief Financial Officer and
Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

10.1	Second Amendment to Credit Agreement and Revolving Line of Credit Note dated as of July 1, 2009 by and between Wells Fargo Bank, National Association and Registrant

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch