Form 10-Q
period 2009-09-30
RENAISSANCE LEARNING INC
filed 2009-11-09
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission file number: 0-22187

RENAISSANCE LEARNING, INC.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1559474
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common Stock, $0.01 par value	29,272,754

RENAISSANCE LEARNING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2009	December 31, 2008
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
Current assets:
Cash and cash equivalents	$28,481	$9,509
Investment securities	3,120	4,894
Accounts receivable, less allowance of $1,067 and $1,090, respectively	19,839	8,083
Inventories	4,680	5,504
Prepaid expenses	1,778	1,999
Income taxes receivable	5,118	3,301
Deferred tax asset	4,184	4,183
Other current assets	213	144
Total current assets	67,413	37,617
Investment securities	2,165	3,383
Property, plant and equipment, net	6,857	8,621
Deferred tax asset	2,758	2,742
Goodwill	2,809	2,750
Other intangibles, net	967	1,178
Capitalized software, net	44	174
Other non-current assets	968	461
Total assets	$83,981	$56,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,536	$1,712
Deferred revenue	56,887	43,975
Payroll and employee benefits	5,964	3,981
Other current liabilities	3,246	3,284
Total current liabilities	68,633	52,952
Deferred revenue	5,565	2,950
Deferred compensation and other employee benefits	1,711	1,342
Income taxes payable	4,868	4,868
Other noncurrent liabilities	213	133
Total liabilities	80,990	62,245
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at September 30, 2009 and at December 31, 2008	347	347
Additional paid-in capital	51,600	51,735
Retained earnings	45,617	38,492
Treasury stock, at cost: 5,503,567 shares at September 30, 2009; 5,557,679 shares at December 31, 2008	(94,388)	(95,568)
Accumulated other comprehensive loss	(185)	(325)
Total shareholders’ equity	2,991	(5,319)
Total liabilities and shareholders’ equity	$83,981	$56,926

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(In Thousands, Except Per Share Amounts)

Net sales:
Products	$21,941	$19,439	$63,811	$63,532
Services	9,813	8,761	25,278	22,100
Total net sales	31,754	28,200	89,089	85,632
Cost of sales:
Products	3,693	3,176	10,603	11,175
Services	3,419	3,664	8,771	9,993
Total cost of sales	7,112	6,840	19,374	21,168
Gross profit	24,642	21,360	69,715	64,464
Operating expenses:
Product development	4,110	4,521	12,488	12,822
Selling and marketing	9,558	8,953	26,882	27,230
General and administrative	3,397	4,226	10,030	11,783
Total operating expenses	17,065	17,700	49,400	51,835
Operating income	7,577	3,660	20,315	12,629
Other income, net	218	275	401	616
Income before taxes	7,795	3,935	20,716	13,245
Income taxes	2,590	1,365	7,474	4,722
Net income	$5,205	$2,570	$13,242	$8,523

Basic and Diluted earnings per share	$0.18	$0.09	$0.45	$0.29

Cash dividends declared per share	$0.07	$0.07	$0.21	$0.21

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2009	2008
	(In Thousands)

Reconciliation of net income to net cash provided by operating activities:
Net income	$13,242	$8,523
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	1,989	2,861
Amortization of investment discounts/premiums	36	84
Share-based compensation expense	1,199	1,053
Deferred income taxes	(16)	127
Excess tax benefits from share based payment arrangements	(27)	(36)
Gain on sale of property	(152)	—
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(11,756)	(7,757)
Inventories	825	627
Prepaid expenses	221	(205)
Income taxes	(1,790)	(1,858)
Accounts payable and other liabilities	2,849	1,497
Deferred revenue	15,527	13,119
Other	(432)	(304)
Net cash provided by operating activities	21,715	17,731

Cash flows from investing activities:
Purchase of property, plant and equipment	(613)	(914)
Maturities/sales of investment securities	3,240	5,680
Capitalized software development costs	—	(143)
Net proceeds from sale of property	902	113
Net cash provided by investing activities	3,529	4,736

Cash flows from financing activities:
Proceeds from exercise of stock options	—	348
Excess tax benefits from share-based payment arrangements	27	36
Dividends paid	(6,117)	(6,096)
Purchase of treasury stock	(182)	(153)
Net cash used by financing activities	(6,272)	(5,865)
Net increase in cash and cash equivalents	18,972	16,602
Cash and cash equivalents, beginning of period	9,509	7,337
Cash and cash equivalents, end of period	$28,481	$23,939

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Consolidation

          The condensed consolidated financial statements include the financial results of Renaissance Learning, Inc. and our subsidiaries.

2. Basis of Presentation

          The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”), which is on file with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year.

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

          The weighted average shares outstanding are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	29,224,309	29,118,309	29,208,957	29,082,067
Dilutive effect of outstanding stock options	—	2,461	—	3,166
Dilutive effect of non-participating restricted shares	67	170	28	296
Diluted weighted average shares outstanding	29,224,376	29,120,940	29,208,985	29,085,529

          For the three months ended September 30, 2009 and 2008, there were 658,556 and 769,781 shares subject to outstanding stock options, respectively, excluded from the calculation of diluted earnings per share because their effect was antidilutive. For the nine months ended September 30, 2009 and 2008, there were 658,556 and 769,266 shares subject to outstanding stock options, respectively, excluded from the calculation of diluted earnings per share because their effect was antidilutive. These options could be dilutive in the future.

4. Comprehensive Income

          For the quarters ended September 30, 2009 and 2008, comprehensive income was $5.2 million and $2.4 million, respectively. Total comprehensive income was $13.4 million and $8.3 million in the first nine months of 2009 and 2008, respectively. Our comprehensive income includes net income and foreign currency translation adjustments.

5. Goodwill and Other Intangible Assets

          Under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”), goodwill is not amortized and we are required to assess goodwill at least annually for impairment by applying a fair value-based test. Other intangibles consist of customer relationships acquired in connection with the purchase of AlphaSmart, Inc. (“AlphaSmart”). The customer relationships intangible is amortized over its useful life of ten years, on the declining balance method.

          For the three months ended September 30, 2009 and 2008, we recognized amortization expense of $70,000 and $102,000, respectively. For the nine months ended September 30, 2009 and 2008, we recognized amortization expense of $211,000 and $349,000, respectively. Other intangibles consisted of the following:

	September 30, 2009			December 31, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
(In Thousands)
Customer relationships	$3,200	$2,233	$967	$3,200	$2,022	$1,178

6. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued an amendment to its previously released guidance on business combinations, which became effective for us at the beginning of our 2009 fiscal year. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. Adoption of this amendment did not affect our consolidated financial statements.

In December 2007, the FASB issued an amendment to its previously released guidance on noncontrolling interests in consolidated financial statements, which became effective for us at the beginning of our 2009 fiscal year. This will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. Adoption of this amendment did not affect our consolidated financial statements.

In April 2008, the FASB issued an amendment to its previously released guidance on determination of the useful life of intangible assets, which became effective for us at the beginning of our 2009 fiscal year. The new guidance generally requires the use of a consistent useful life for an intangible asset when computing amortization, for the period of expected cash flows used to estimate the fair value of the asset, and for other accounting purposes. Adoption of this amendment did not affect our consolidated financial statements.

In June 2008 the FASB issued an amendment to its previously released guidance on determining whether instruments granted in share-based payment transactions are participating securities, which became effective for us at the beginning of our 2009 fiscal year. The new guidance requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share. This also requires retroactive restatement of earnings per share for all prior periods presented in the financial statements and footnotes. Adoption of this amendment did not have a material impact on our basic or diluted earnings per share.

In October 2009 the FASB issued an amendment to its previously released guidance on revenue arrangements with multiple deliverables. The amendment becomes effective at the beginning of our 2011 fiscal year; however, early adoption is permitted. The pronouncement addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The pronouncement may be applied retrospectively or prospectively for new or materially modified arrangements. The company is currently assessing the impact the adoption of this guidance will have on the company’s consolidated financial statements.

               In October 2009 the FASB issued an amendment to its previously released guidance on revenue arrangements for tangible products that include software elements. The amendment becomes effective at the beginning of our 2011 fiscal year; however, early adoption is permitted. The pronouncement removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The pronouncement may be applied retrospectively or prospectively for new or materially modified arrangements. The company is currently assessing the impact the adoption of this guidance will have on the company’s consolidated financial statements.

7. Share-Based Compensation

          There were no options to purchase our common stock granted during the nine months ended September 30, 2009 and September 30, 2008. The exercise prices for all options are equal to the fair market value of our common stock on the date the options were granted.

          Restricted stock awards, consisting of restricted shares and restricted share units, are granted to certain employees and our non-employee directors. For employees, restricted stock awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board. Restricted stock awards to employees are expensed over the vesting period, and those made to our non-employee directors are expensed when granted. We granted restricted stock awards for 85,139 shares during the nine months ended September 30, 2009, and granted restricted stock awards for 93,179 during the nine months ended September 30, 2008. We value restricted stock awards at the closing market price of our common stock on the date of grant.

          A summary of restricted stock award activity for the nine months ended September 30, 2009 is as follows:

	Shares	Weighted Average Value Per Share	Aggregate Intrinsic Value
	(In Thousands, Except Per Share Amounts)

Balance at January 1, 2009	329	$13.57	$2,960
Granted	85	8.59
Vested	(117)	11.37
Forfeitures	(11)	12.39
Balance at September 30, 2009	286	$13.03	$2,841

          As of September 30, 2009, the total unearned compensation related to share-based compensation awards, net of estimated forfeitures, was $1.8 million, which will be amortized as expense over the weighted average remaining period of 2.4 years. Total share-based compensation was $1.2 million for the nine months ended September 30, 2009.

8. Fair Value Measurements

          Certain of our assets and liabilities are reported at fair value in our consolidated financial statements. U.S. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels with level 1 inputs having the highest priority, followed by level 2 and lastly, level 3. Level 1 inputs consist of quoted prices in active markets for identical assets and liabilities. Level 2 inputs are other observable evidence of fair value, such as: quoted prices for similar assets and liabilities or other market corroborated evidence of fair value. Level 3 inputs are unobservable evidence of fair market value, such as: a discounted cash flows model or other pricing model.

          The tables below provide fair value measurement information for these assets and liabilities as of September 30, 2009 and 2008. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including income taxes payable and accrued expenses), approximated fair value at September 30, 2009 and 2008 and accordingly those assets and liabilities are not presented in the following tables.

	2009
			Fair Value Measurements Using
(In Thousands)	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Current investment securities	$3,120	$3,138	$3,138	$—	$—
Non-current investment securities	415	415	—	415	—
Assets held related to SERP plan	1,750	1,750	1,750	—	—

	2008
			Fair Value Measurements Using
(In Thousands)	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Current investment securities	$5,767	$5,785	$5,785	$—	$—
Non-current investment securities	3,656	3,688	3,188	500	—
Assets held related to SERP plan	1,541	1,541	1,541	—	—

9. Dividends

          On July 22, 2009, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable September 1, 2009 to shareholders of record as of August 7, 2009.

10. Subsequent Event

          On October 21, 2009, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable December 1, 2009 to shareholders of record as of November 6, 2009.

          The company has evaluated all subsequent events that occurred up to the time of the company’s issuance of its financial statements on November 9, 2009.

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

          We monitor several important issues which are significant to the evaluation of our financial condition, operating results, business challenges and strategic opportunities. Among the more important of these issues are:

(i) Our success and trends in maintaining and expanding our customer base, particularly with respect to the Accelerated Reader product which accounts for approximately 38% of our sales;
(ii) The general state of K-12 educational funding in the United States; and
(iii) The state of K-12 funding in certain large states, particularly California, Texas and Florida, which together make up about one-third of our total orders.

          A key part of our business strategy for maintaining and expanding our customer base (and the related revenues) is to transition our traditional perpetual-license-based customers to our newer subscription-based software products. Our subscription-based products offer enhanced features which provide greater value to our customers, thereby contributing to increased customer satisfaction. Our most popular subscription-based products, the Enterprise versions, include much greater access to product content. The subscription-based products are offered with a hosting option which makes implementation of our software much easier and greatly reduces the costs both to our customers to implement and to us to develop and support the software. Customers who transition to our Accelerated Reader Enterprise subscription-based product from our perpetual-license products have increased their average spending on average by more than $1,000 per year, per school. Although this amount of incremental revenue could change due to customer mix and other factors including additional purchases of products and services, we expect that we will continue to see incremental revenue as our perpetual-license customers transition to Accelerated Reader Enterprise. We have also experienced an annual per customer revenue increase for our other subscription-based products, but the increase has been most significant with our Accelerated Reader Enterprise product.

          We believe the percentage of customers using the subscription-based Enterprise versions of our reading and math products is an important indicator of the progress of this strategic growth initiative and the magnitude of the growth opportunities still existing with regard to this strategy. The percentage of customers using reading products is more critical since the Accelerated Reader is our most significant product and because we have experienced a greater increase in per customer revenues from Accelerated Reader Enterprise compared to our other subscription-based products. As of the end of the third quarter of 2009, approximately 40% of our active reading product customers were using the Enterprise version as compared to approximately 30% at the end of the third quarter of 2008. Worldwide, we currently have approximately 55,000 active Accelerated Reader customers, 18,000 active Accelerated Math customers and 47,000 active Star Reading and Star Math customers.

          Our strategic transition to subscription-based software products has affected, and will continue to affect, our results of operations. We believe that this strategy has the potential to generate more lifetime revenue per customer than selling software under a perpetual-license model. Revenues from subscription-based software sales are not completely incremental to our results, as customers who make the transition no longer purchase annual support plans for our perpetual-license products, and those who purchase our most popular subscription-based product, the Enterprise version, also no longer purchase add-on content. Revenues under the subscription-based model are composed of both software and services. The gross profit margins from subscription-based software products are slightly higher than our historical gross profit margins on sales of perpetual-license software. The subscription-based software business tends to generate a sales mix somewhat more heavily weighted towards services. In addition, the services we sell with our subscription-based software products tend to have a somewhat higher gross profit margin than those sold with our perpetual-license software products.

          The transition to subscription-based products has increased the seasonality of customer ordering patterns. Compared to orders for non-subscription-based offerings, customer orders of our subscription-based offerings tend to more closely follow school budgeting cycles, resulting in a more seasonal order pattern weighted to the second and, even more so, third calendar quarters. Currently about 20% of our subscriptions have renewal dates in the second quarter and about 60% of our subscriptions have renewal dates in the third quarter. Also, after customers convert to the Enterprise version, they no longer order reading quizzes and math libraries, since access to this content is included in their subscription. The combined effect is that a much greater proportion of a year’s orders are expected in the second quarter and to an even greater extent in the third quarter. Historically, our customers have ordered more of this content in the first and fourth quarters. Currently approximately 40-50% of our orders occur in the third quarter.

          Transitioning our customer base to subscription-based software can adversely impact orders for add-on reading quizzes and math libraries by causing customers who own our software under perpetual-license agreements to delay purchases of add-on content if they are contemplating converting to our Enterprise version subscription-based products. Additionally, our subscription-based products are often sold at the school district level. District level sales tend to be more complex, have a longer sales cycle, and are typically for a larger dollar amount than sales made to individual schools. Orders from district sales are more uneven and more difficult to accurately predict than individual school-level sales and, therefore, the timing of large district sales can significantly impact quarterly order levels.

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

          Customer orders for our products increased by approximately $13.4 million or 34%, in the third quarter of 2009 compared to the third quarter of 2008. In addition to the above factors, we believe that our third quarter 2009 orders were positively affected by educational funds provided by the American Recovery and Reinvestment Act which generally first became available to schools during the third quarter 2009. A recent survey by the Center on Budget and Policy Priorities indicates that nearly all states are still facing significant shortfalls in their fiscal year 2010 budget, and the majority of states already anticipate a deficit for fiscal year 2011. Therefore, it appears likely that once the federal stimulus funds are used up, many states may face budget challenges which could affect funding for education.

          We have implemented several cost savings initiatives this year including a general hiring freeze, reducing product development expenses related to some of our lower-performing product lines and implementing other general non-payroll cost constraints. There was minimal impact from these initiatives in the first quarter of 2009 because the savings were offset by one-time severance and other charges. Savings from these initiatives were approximately $0.8 million and $0.9 million in the second and third quarters of 2009, respectively.

          The following table sets forth certain consolidated income statement data as a percentage of net sales, except that individual components of costs of sales and gross profit are shown as a percentage of their corresponding component of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Sales:
Products	69.1%	68.9%	71.6%	74.2%
Services	30.9%	31.1%	28.4%	25.8%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Products	16.8%	16.3%	16.6%	17.6%
Services	34.8%	41.8%	34.7%	45.2%
Total cost of sales	22.4%	24.3%	21.7%	24.7%
Gross profit:
Products	83.2%	83.7%	83.4%	82.4%
Services	65.2%	58.2%	65.3%	54.8%
Total gross profit	77.6%	75.7%	78.3%	75.3%
Operating expenses:
Product development	12.9%	16.0%	14.0%	15.0%
Selling and marketing	30.1%	31.8%	30.2%	31.8%
General and administrative	10.7%	15.0%	11.3%	13.8%
Total operating expenses	53.7%	62.8%	55.5%	60.6%

Operating income	23.9%	12.9%	22.8%	14.7%
Other, net	0.7%	1.0%	0.5%	0.8%
Income before taxes	24.6%	13.9%	23.3%	15.5%
Income taxes	8.2%	4.8%	8.4%	5.5%
Net Income	16.4%	9.1%	14.9%	10.0%

Three Months Ended September 30, 2009 and 2008

          Net Sales. Our net sales increased by $3.6 million, or 12.6%, to $31.8 million in the third quarter of 2009 from $28.2 million in the third quarter of 2008. Orders were $13.4 million higher in the third quarter 2009 than in the third quarter 2008; however, higher orders were offset by a $9.4 million increase in the net amount of revenue deferred as compared to the same quarter last year.

          Product revenue increased by $2.5 million, or 12.9%, to $21.9 million in the third quarter of 2009 from $19.4 million in the third quarter of 2008 due to increases in revenue across all product lines. The product revenue increase is the result of both strong orders in the period and from revenue recognized from prior period’s subscription orders.

          Service revenue increased by $1.0 million, or 12.0%, to $9.8 million in the third quarter of 2009 from $8.8 million in the third quarter of 2008. About half of the service revenue increase is a result of increased hosting revenue which is recognized ratably over the subscription period and is a direct result of the increasing number of customers who are utilizing our hosting services. The remainder of the increase is related to increased revenue for technical consulting services that we provide to help our customers to implement and get started using our products. These increases were somewhat offset by decreases in onsite professional development revenue.

          Cost of Sales. Costs of sales of products increased by $0.5 million, or 16.3%, to $3.7 million in the third quarter of 2009 from $3.2 million in the third quarter of 2008. As a percentage of product sales, the cost of sales of products was relatively unchanged at 16.8% in the third quarter of 2009, compared to 16.3% for the third quarter of 2008. The cost of sales of services decreased to $3.4 million in the third quarter of 2009 from $3.7 million in the third quarter of 2008, a decrease of 6.7%. As a percentage of sales of services, the cost of sales of services decreased to 34.8% in the third quarter of 2009 from 41.8% in the third quarter of 2008. The improvement is due to growth of our higher margin services such as hosting and technical services, for which the cost of sales of services is relatively fixed.

          Product Development. Product development expenses decreased by $0.4 million, or 9.1%, to $4.1 million in the third quarter of 2009 from $4.5 million in the third quarter of 2008. The decrease in product development expenses is primarily due to the restructuring and cost savings effort implemented earlier in the year. As a percentage of net sales, product development expenses decreased to 12.9% in the third quarter of 2009 from 16.0% in the third quarter of 2008.

          Selling and Marketing. Selling and marketing expenses increased by $0.6 million, or 6.7%, to $9.6 million in the third quarter of 2009 from $9.0 million in the third quarter of 2008. Selling expenses increased primarily due to higher commissions associated with higher order levels this year. Marketing expenses were unchanged from the previous year. As a percentage of net sales, selling and marketing expenses decreased to 30.1% in the third quarter of 2009 from 31.8% in the third quarter of 2008.

          General and Administrative. General and administrative expenses decreased by $0.8 million, or 19.6%, to $3.4 million in the third quarter of 2009 from $4.2 million in the third quarter of 2008. A $0.6 million charge taken in the prior year for a 2004 lawsuit settlement regarding defective parts from a supplier is the primary reason for the lower expense this year. The remainder of the decrease is attributable to staff reductions and other non-payroll cost constraints implemented earlier in 2009 as part of our cost reduction efforts. As a percentage of net sales, general and administrative expenses decreased to 10.7% in the third quarter of 2009 from 15.0% in the third quarter of 2008.

          Operating Income. Operating income increased by $3.9 million, or 107.0%, to $7.6 million in the third quarter of 2009 from $3.7 million in the third quarter of 2008. The increase was due to the higher revenue, gross profit margin improvement, and decreased operating expenses as explained in more detail above. As a percentage of net sales, operating income increased to 23.9% in the third quarter of 2009 from 12.9% in the third quarter of 2008.

          Income Tax. Income tax expense of $2.6 million was recorded in the third quarter of 2009 at an effective income tax rate of 38.0% of pre-tax income, less a tax benefit of $0.4 million relating to the lapse of the statue of limitations on various tax positions. This compares to $1.4 million that was recorded in the third quarter of 2008 at an effective income tax rate of 38.0% of pre-tax income, less a tax benefit of $0.1 million relating to the lapse of the statue of limitations on various tax positions.

Nine Months Ended September 30, 2009 and 2008

          Net Sales. Our net sales increased by $3.5 million, or 4.0%, to $89.1 million in the first nine months of 2009 from $85.6 million in the first nine months of 2008. Orders were $5.5 million higher in the first nine months of 2009 than in the first nine months of 2008; however, higher orders were offset by a $2.4 million increase in the amount of revenue deferred as compared to the same quarter last year.

          Product revenue increased by $0.3 million, or 0.4%, to $63.8 million in the first nine months of 2009 from $63.5 million in the same period in 2008. The product revenue increase is the result of both the increase in orders in the first nine months of 2009 and from revenue recognized from the prior year’s subscription orders.

          Service revenue increased by $3.2 million, or 14.4%, to $25.3 million in the first nine months of 2009 from $22.1 million in the first nine months of 2008. Nearly all categories of service revenue were up except for onsite professional development. The most significant increases were in hosting and other technical services which increased by $1.9 million and $1.2 million, respectively.

          Cost of Sales. Cost of sales of products decreased by $0.6 million, or 5.1%, to $10.6 million in the first nine months of 2009 from $11.2 million in the first nine months in 2008. As a percentage of product sales, the cost of sales of products was 16.6% in the first nine months of 2009, compared to 17.6% in the first nine months of 2008. Product cost of sales improvement was due to the higher proportion of software in the 2009 sales mix as compared to 2008, as our margins are higher on software than on hardware, and to lower production costs for our responders and scanners. The cost of sales of services decreased by $1.2 million, or 12.2%, to $8.8 million in the first nine months of 2009 from $10.0 million in the first nine months of 2008. About 70% of the dollar decrease was due to savings from not holding a National Conference in 2009, with the remainder of the dollar decrease attributable to cost efficiencies in our other services, the cost of which is relatively fixed, especially with respect to our technical services and software support. As a percentage of sales of services, the cost of sales of services decreased to 34.7% in the first nine months of 2009 from 45.2% in the first nine months of 2008.

          Product development. Product development expenses decreased by $0.3 million, or 2.6%, to $12.5 million in the first nine months of 2009, compared to $12.8 million for the first nine months of 2008. As a percentage of net sales, product development expenses decreased to 14.0% in the first nine months of 2009, from 15.0% for the first nine months of 2008. The change in product development expenses was primarily due to savings of approximately $0.6 million in the second and third quarters of 2009 from our restructuring, offset by $0.1 million less capitalized development expense in 2009 and the remainder mostly attributable to the additional costs we incurred in the first quarter of 2009 to effect the restructuring.

          Selling and Marketing. Selling and marketing expenses decreased by $0.3 million, or 1.3%, to $26.9 million in the first nine months of 2009, compared to $27.2 million for the first nine months of 2008. Selling expenses were flat and marketing expenses decreased due to cost efficiencies in our advertising programs. As a percentage of net sales, selling and marketing expenses decreased to 30.2% in the first nine months of 2009 from 31.8% in the first nine months of 2008.

          General and Administrative. General and administrative expenses decreased by $1.8 million, or 14.9%, to $10.0 million in the first nine months of 2009 from $11.8 million in the first nine months of 2008. The decrease is due to a $0.6 million charge taken in the prior year for a 2004 lawsuit settlement regarding defective parts from a supplier, and $0.4 million of fees incurred in the prior year to cancel certain future professional development events. The remaining $1.0 million of the decrease is primarily attributable to staff reductions and other non-payroll cost constraints implemented earlier in 2009 as part of our cost reduction efforts. As a percentage of net sales, general and administrative expenses decreased to 11.3% in the first nine months of 2009 from 13.8% in the first nine months of 2008.

          Operating Income. Operating income increased by $7.7 million, or 60.9%, to $20.3 million in the first nine months of 2009 from $12.6 million in the same period in 2008. As a percentage of net sales, operating income increased to 22.8% in the first nine months of 2009 from 14.7% in the first nine months of 2008. The increase was due to the higher revenues, gross profit margin improvement, and decreased operating expenses as explained in more detail above.

          Income Tax Expense. Income tax expense of $7.5 million was recorded in the first nine months of 2009 at an effective income tax rate of 38.0% of pre-tax income, less a tax benefit of $0.4 million relating to the lapse of the statue of limitations on various tax positions. This compares to income tax expense of $4.7 million that was recorded in the first nine months of 2008 at an effective income tax rate of 38.0% of pre-tax income, less a tax benefit of $0.3 million relating to the settlement of various state audit issues and to the lapse of the statue of limitations on various tax positions.

Liquidity and Capital Resources

          As of September 30, 2009, our cash, cash equivalents and investment securities were $33.8 million, up $16.0 million from $17.8 million at December 31, 2008. The increase was primarily due to $21.7 million of cash flow provided by operations offset by $6.1 million used to pay dividends.

          As of September 30, 2009, we have a $15.0 million secured revolving line of credit with a bank which is available until July 1, 2010. The line of credit bears interest at either a floating rate or a fixed rate for a period of up to 90 days based on LIBOR plus 1.5%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2010, which bears interest at the prime rate. As of September 30, 2009, the lines of credit had not been used.

          On April 17, 2002, our Board of Directors authorized the repurchase of up to 5,000,000 shares of our common stock; on February 9, 2005, our Board of Directors authorized the repurchase of an additional 3,000,000 shares; and on February 6, 2008, our Board of Directors authorized the repurchase of an additional 1,000,000 shares under the stock repurchase program. No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. We repurchase shares on the open market as well as from employees who elect to surrender shares to pay their payroll withholding taxes associated with stock-based compensation. Repurchased shares become treasury shares and may be used for stock-based employee benefit plans, equity compensation plans and, for other general corporate purposes. From January 1, 2009 through September 30, 2009, we repurchased approximately 20,000 shares at a cost of $182,000. Since the original authorization of the repurchase program in 2002, we have repurchased approximately 7.8 million shares at a cost of $135.1 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.

          In each of the first three quarters of 2009 we paid a cash dividend of $0.07 per share. We paid quarterly cash dividends of $0.07 per share in each of the four quarters of 2008 along with a special dividend of $0.75 per share in the fourth quarter of 2008. On October 21, 2009, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable December 1, 2009 to shareholders of record as of November 6, 2009.

          We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders. Our Board of Directors also considers several additional factors when declaring dividends, including: (1) the company’s financial statements as of the most recent practicable date; (2) the expected cash costs to deliver the products and services sold and recorded as deferred revenue; (3) the company’s ability to provide the products and services underlying the amounts recorded as deferred revenue; (4) the likelihood of recognizing amounts recorded as deferred revenue as net sales based on the company’s historical experience and most recent projections; (5) the short time period over which such recognition has historically occurred and is expected to occur; (6) seasonal cash flow; (7) general economic outlook; and (8) other information, opinions, reports and statements prepared and presented by the company’s officers and employees about the company’s business, operations and financial condition.

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

          As of September 30, 2009, our approximate contractual obligations for operating leases, tax audit payments and purchase obligations (by period due) were as follows:

Contractual Obligations		Payments Due by Period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,783	$395	$2,080	$1,157	$151
Purchase obligations	3,766	3,753	13	—	—
Total	$7,549	$4,148	$2,093	$1,157	$151

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

Forward-Looking Statements

          In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following “Quantitative and Qualitative Disclosures About Market Risk” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for 2009 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors which may cause such a difference to occur include: (i) the failure of Accelerated Reader Enterprise, Accelerated Math Enterprise and laptop orders to achieve expected growth targets, (ii) a decline in reading quiz and math library sales that exceeds expectations, (iii) risks associated with our strategic growth initiative involving our transition to subscription-based products, (iv) dependence on educational institutions and government funding and (v) other risks affecting our business as described in our filings with the Securities and Exchange Commission, including our 2008 Annual Report, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K, which factors are incorporated herein by reference. We expressly disclaim a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

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

          Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and, high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of September 30, 2009, our investment securities had a market value of approximately $5.3 million and a carrying value of $5.3 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.

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

          As of September 30, 2009, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

          There has been no change in our internal control over financial reporting that has occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          The following table shows information relating to the repurchase of shares of our common stock during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31	6,004	$9.54	6,004	1,216,463
August 1-31	1,376	9.81	1,376	1,215,087
September 1-30	—	—	—	1,215,087
Total	7,380	$9.59	7,380

Item 6. Exhibits

Exhibits.

Exhibit No.	Description

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC.
(Registrant)

November 9, 2009	/s/ Terrance D. Paul
Date	Terrance D. Paul
Chief Executive Officer and a Director
(Principal Executive Officer)

November 9, 2009	/s/ Mary T. Minch
Date	Mary T. Minch
Senior Vice President-Finance, Chief Financial Officer and
Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch