Form 10-K
period 2009-12-31
RENAISSANCE LEARNING INC
filed 2010-03-10
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22187

RENAISSANCE LEARNING, INC.
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1559474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2911 Peach Street
P.O. Box 8036
Wisconsin Rapids, Wisconsin	54495-8036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (715) 424-3636

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $129,041,000 as of June 30, 2009. As of February 22, 2010, there were 29,288,648 of the Registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III is incorporated by reference from the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 21, 2010.

PART I

Item 1. Business

Overview

          Renaissance Learning, Inc. is a leading provider of computer-based assessment technology for pre-kindergarten through senior high (“pre-K-12”) schools and districts. Our tools provide daily formative assessment and periodic progress-monitoring technology to enhance core curriculum, support differentiated instruction, and personalize practice in reading, writing, and math. Renaissance Learning products help educators make the practice component of their existing curriculum more effective by providing tools to personalize practice and easily manage the daily activities for students of all levels.

          Our products, which support and enhance all curriculum and instructional approaches, are backed by research studies that support the demonstrated effectiveness of the products. Our products and services are primarily focused on three key pre-K-12 curriculum areas: reading, writing, and math. Accelerated Reader*, STAR Reading, STAR Early Literacy, Successful Reader, and Read Now Power Up! comprise our reading products. Our math products include Accelerated Math, STAR Math, and Math Facts in a Flash. NEO laptops and related software are our primary writing and keyboarding products. We also address language acquisition for English language learners with our English in a Flash software. Our 2Know! response system is a versatile classroom tool, which encourages classroom participation and provides instantaneous feedback to instructors in any educational setting. Our products also include an optical-mark card scanner, which is primarily used with Accelerated Math, to automate scoring and recordkeeping tasks. Additionally, our product offerings include supplemental resources for educators and classroom use such as handbooks, workbooks, and motivational items.

          Our flagship product, Accelerated Reader, is software that provides information for motivating and monitoring increased literature-based reading practice. We believe that Accelerated Reader and our other products have achieved their significant market positions as a result of demonstrated effectiveness in assisting educators accelerate learning and improve essential skills by facilitating increased student practice, increasing the quality, quantity, and timeliness of performance data available to educators, helping educators motivate students and providing student access to low cost computing solutions. Our products help educators manage student practice of curriculum, provide targeted instruction, keep students engaged, and measure student progress in order to accelerate student learning.

          Our educational software products are available on our web-based Renaissance Place software platform. The Renaissance Place platform meets the needs of district-wide installations such as: scalability, remote access, centralized database, and server for multiple campus use, sophisticated statistical analysis, ease of administration and support, and integration with student data from other district systems. Renaissance Place products are sold on a subscription basis typically for terms of one year. Our popular Accelerated Reader Enterprise and Accelerated Math Enterprise packages are turnkey solutions consisting of the Renaissance Place platform with enhanced features, unlimited access to all of our reading quizzes and math content, remote software hosting, professional development and technical consulting services. We are not actively selling new installations of our legacy desktop products, which were typically sold as school-wide perpetual software licenses with optional annual support plans, student expansions, and add-on reading quizzes and math content libraries. A significant number of customers are still using our legacy products and we continue to provide optional annual support plans to these customers.

* 2Know!, Accelerated Math, Accelerated Reader, Accelerated Vocabulary, AccelScan, AccelTest, “Advanced Technology for Data Driven Schools”, AR, AR BookFinder, AR BookGuide, ATOS, English in a Flash, MathFacts in a Flash, NEO, NEO 2, Read Now, Renaissance, Renaissance Home Connect, Renaissance Learning, Renaissance Place, STAR Early Literacy, STAR Math, STAR Reading, Successful Reader, Text2Speech and “The Only Laptop Designed for Classrooms” are trademarks of Renaissance Learning, Inc., and its subsidiaries, registered, common law, or pending registration in the United States and other countries.

Steck-Vaughn and PowerUp! are trademarks of Houghton Mifflin Harcourt Supplemental Publishers Inc. Google Docs is a trademark of Google, Inc. All other product and company names should be considered trademarks of their respective companies and organizations.

          We offer a full line of professional service and support solutions that integrate with, complement, and enhance the effectiveness of, our products. Sold separately or bundled with our products to provide a complete solution, our service offerings include professional development and product training seminars and conferences, report and data analysis, program evaluation, implementation coaching, web-based training, software support, software installation, database conversion and integration services, and application hosting.

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

Software, Laptop Computing Solutions and Other Educational Products

          Accelerated Reader is software for motivating and monitoring increased literature-based reading practice and for providing educators with student progress information to support instruction. A student selects a book at an appropriate reading level from a list of books for which the school has an Accelerated Reader quiz, reads the book, and then takes a multiple-choice quiz on a computer. For each book read, Accelerated Reader tracks the amount of reading practice achieved by calculating points based on the length and difficulty of the book and the student’s performance on the quiz. The information generated from this process—titles read, percent of comprehension and amount of reading completed—creates a database of student reading achievement from which reports are generated that help educators monitor the amount and quality of reading practice for each individual student and thereby effectively target their instruction of comprehension, vocabulary and fluency. We currently have computerized book quizzes for Accelerated Reader on over 140,000 titles. Accelerated Reader supports recorded-voice versions of quizzes on literature books for emergent readers, quizzes for assessing reading instruction assignments from reading textbooks, vocabulary quizzes, and Literacy Skills quizzes which allow educators to assess students’ proficiency on specific skills found in state and district language arts standards.

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

          STAR Early Literacy computer adaptive assessment software provides educators with a fast, accurate, and easy solution to assess the phonemic awareness, and other readiness and literacy skills of students in grades pre-K-3. The software helps educators identify each student’s specific strengths and diagnose specific weaknesses in skills covered by early literacy curricula and standards. STAR Early Literacy allows the assessment process to be quickly and easily repeated several times throughout a school year at a lower cost and on a timelier basis than conventional assessments.

          Successful Reader is a reading intervention program designed for struggling readers in grades 4-12. The program combines explicit instruction with motivating reading activities to strengthen comprehension skills and vocabulary. Successful Reader utilizes a book club approach, during which students listen to audio recordings of high-interest titles, discuss the text as a group, and engage in guided independent reading practice. For students that require a more intensive intervention solution, we offer Read Now PowerUp! which employs a comprehensive instruction model, multimedia instructional materials, a software e-learning package hosted on a dedicated interactive website and professional development services to support educators with implementation.

          Accelerated Math software is a continuous progress monitoring system that helps educators manage day-to-day classroom tasks by producing daily, personalized math practice for students, correcting their work, and reporting results immediately. Accelerated Math automatically keeps records using our AccelScan optical mark reader and gives educators progress-monitoring information each day. Content libraries available for Accelerated Math range from grade one through calculus and include: state standards-aligned libraries, textbook-aligned libraries for popular math textbooks and extended response libraries that integrate the application of multiple math objectives.

          AccelScan, primarily used with Accelerated Math, is our innovative, patented optical mark card reader. The reader has intelligent mark recognition capability, which results in more accurate recognition of student marks by distinguishing many degrees of darkness from a variety of marking instruments and ignoring lighter erasures. AccelScan automates scoring of assignments and updating of student records in Renaissance Place providing educators with immediate information on student progress without manual scoring.

          STAR Math is a computer-adaptive, formative math assessment test and database that provides the same benefits as STAR Reading. STAR Math reports provide objective information to help educators quickly place their students, monitor progress, and match instruction to individual student levels. Fast, accurate, and easy to administer, STAR Math provides math scores for grades 1-12 in approximately 15 minutes, includes comparisons to national norms, and can be administered several times throughout the school year to track student development of math proficiency.

          MathFacts in a Flash software helps educators motivate students to master computational fluency. It gives students at all skill levels valuable practice on their addition, subtraction, multiplication, and division facts as well as on mental math skills such as squares and fraction/decimal conversion. Timed tests administered by the system accurately measure students’ practice and mastery, while detailed reports give educators timely and reliable feedback on the progress of individual students or entire classrooms.

          English in a Flash software utilizes a research-based approach to helping educators accelerate the language acquisition for students who are English Language Learners (ELLs) and English as a Second Language (ESL) students. This vocabulary-based approach employs a systematic method of learning language that does not rely upon translation, grammatical instruction, or multimedia distractions, and is significantly faster than traditional methods of language acquisition.

          NEO Laptops are rugged, portable, easy-to-use, low total-cost-of-ownership computing devices that can operate up to 700 hours on a single set of AA batteries. NEO laptops are designed specifically for use in K-12 schools and are particularly well suited to keyboarding skill development and facilitating writing practice in a classroom setting. Students in Renaissance Place schools can use the NEO 2 to take Accelerated Reader quizzes and practice their math facts using MathFacts in a Flash. NEO laptops run a variety of curriculum-specific software focused on skills improvement and real-time formative assessment in writing, language arts, keyboarding, technology literacy, and special needs. They also perform word-processing, function as a calculator, are expandable, and feature advanced wireless capabilities, thereby increasing student access to affordable portable computing. In addition, the NEO 2 contains the functionality of, and integrates with, our 2Know! response system.

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

          Educator Resource Products. We also produce videotapes, handbooks, lesson books, workbooks, and motivational items for use by educators in conjunction with our software and training programs.

Professional Services

          We offer a full line of professional services to our customers. Our services include support plans for our software solutions, technical services, product training, and multiple professional development options.

          Support Plans. We offer extended service and support plans that provide users of our products access to telephone support. Support plans are packaged with software and also sold separately and typically cover a period of 12 months.

          Application Hosting. We provide optional hosting of our Renaissance Place software on our servers at our data center, eliminating the need for customers to purchase, install, and maintain server hardware and software. Additionally our hosting customers receive the benefits of secure student information storage, regular backups to ensure data integrity, and our technicians continually maintain the hardware and update the software to provide optimal performance and functionality.

          Other Technical Services. In addition to application hosting, we provide our customers with a variety of services to help with the implementation and support of their Renaissance programs. These include system setup, software installation, troubleshooting, technical training, data conversion, interface programming, and custom report writing.

          Training and Professional Development Services. Our professional development sessions provide leadership development opportunities, instruct educators in proven best practices to enhance their curriculum and instruction, and inform educators on how to most effectively use our products and the information they generate. Our content has been organized into beginning, advanced, and special topics that can be delivered over time allowing educators to integrate best practices into the classroom and assimilate information as they need it. We offer several delivery options to meet specific customer needs and constraints including: (i) online self-study, (ii) online webinars conducted by a Renaissance implementation specialist using the web and a telephone, (iii) full-day professional development seminars, (iv) consulting provided on an on-site or remote basis, (v) implementation coaching in which the educator is paired with one of our specialists for implementation support over an entire school year and (vi) large training events like our regional symposiums.

          Our training and professional development services can be accessed online through the Renaissance Training Center, which is the gateway to all of our professional development services. Customers can access online self-study content or webinars as well as register for regional symposiums. The site also tracks each person’s courses, online certificates, continuing education (CEU) credits and maintains a transcript of completed professional development.

Product Development

          We believe that continued substantial investment in product development is required to remain competitive and grow in the educational marketplace. We invest continuously in the development of new products and services, enhancement of existing products and services, development of new content for existing products, development of tools to increase the efficiency of product development, and scientific research that: generates concepts for new products and services, validates the efficacy of our existing products and services and provides useful feedback for improvement of new and existing products and services. Further, we conduct research on best practices, perform field validation of techniques, publish internally generated as well as third party research, and gather information to guide the development of new and improved products. For the years ended December 31, 2009, 2008, and 2007, our development expenses were $16.5 million, $17.4 million and $18.5 million, respectively (excluding capitalized amounts of $0.0 million, $0.1 million and $0.2 million, respectively).

Selling and Marketing

          We market our educational products and services to teachers, school librarians, principals, entire schools, school district personnel, and state departments of education as well as internationally through our United Kingdom sales office and distributors. Our sales and marketing strategy consists of direct marketing to potential and existing customers and relationship selling through a dual sales channel encompassing both a telesales organization primarily designed for school level sales and a field sales team focused on multiple schools or district wide sales. We use a variety of lead-generating techniques, including trade shows, forums, road shows, advertisements in educational publications, direct mail, websites, and referrals.

          We utilize reseller channels to sell our software and hardware products. Currently, approximately 7% of our orders are made through resellers.

          We have resale arrangements with various book dealers and book publishers that sell our software products to their customers, the end-users. Resellers of our software do not stock any product; rather they sell software subscriptions or other electronically delivered content to their customers. We provide the subscription-based software to the end-user and recognize the related revenue over the period of the subscription. For other electronic content, we provide the product keys to the end-user customer, which allow for immediate download and recognize the revenue when we provide the key.

          Some of our hardware products are also distributed by various third-party resellers. We recognize the revenue from hardware sales when we deliver the hardware to these resellers. We offer only limited return and stock exchange rights to our hardware resellers. Stock returns and exchanges are generally limited to 60 days, require the payment of a restocking fee, and must be accompanied by a new order for at least the same dollar amount. We accrue a provision for reseller stock returns, price protection, and exchanges when we ship the hardware to the reseller, however, due to the terms of our agreements with our hardware resellers and the low incidence of actual returns we have historically experienced, the amount is not currently, and has not historically, been significant.

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

          We experience seasonal variations in customer orders primarily due to the budget and school year cycles of our customers. Total quarterly orders received are generally highest in the third quarter and to a lesser extent in the second quarter. Our service revenues tend to be higher in the second and third quarters due to customer preferences as to when services are delivered. The transition to subscription-based products affects customer ordering patterns. Compared to orders for non-subscription-based offerings, customer orders of our subscription-based offerings tend to more closely follow school budgeting patterns resulting in a more seasonal order pattern weighted to the second and third calendar quarters. Also, after customers transition to our subscription-based Enterprise products, they no longer order reading quizzes and math libraries since access to this content is included in their subscription. Historically, our customers have ordered more of this content in the first and fourth quarters. The combined effect is that a much greater proportion of a year’s orders are expected in the second quarter and to an even greater extent in the third quarter than we have experienced historically. Transitioning to subscription-based software can also adversely affect orders for expansions, add-on reading quizzes, and math libraries by customers who own our software under perpetual license agreements, as they may delay purchases of expansions, reading quizzes and math libraries while they are contemplating a transition to subscription-based versions of our products.

Production

          A growing number of customers who purchase our software elect to have us host it, thus giving them access to our products directly from our data center servers through the internet. Our software products are also distributed on CD-ROM. Bulk CD-ROM duplication is performed by third-party contractors. We produce order-specific and smaller batches of CD-ROMs at our distribution facility. Accelerated Reader quizzes and Accelerated Math libraries can be purchased and downloaded from our website and selected patches and software updates are available for download on our website as well.

          Our NEO laptops, the 2Know! response system and our AccelScan scanners are produced to our specifications by third-party contract manufacturers, some of which are located outside of the United States. Other related products, including videotapes, books, graphics, and motivational items, are produced by third-party vendors.

Competition

          The educational technology and professional development markets in which we operate are very competitive and fragmented. We compete with many other companies offering educational software products, computing devices, interactive response systems, professional development, and technology consulting services to schools. Education continues to emerge as a major global industry and potential competitors, including large hardware manufacturers, software developers, educational publishers, and consulting firms, may enter or increase their focus on the schools market, resulting in greater competition for us. In addition, we compete against other more traditional methods of education, training, and testing, including pencil and paper testing.

          As we enter into new markets, existing competitors could increase the barriers to entering these markets by driving prices lower or enhancing their products. Success in selling our established products and services may cause competitors to focus on us in their marketing efforts thereby increasing direct competition. There can be no assurance that we will continue to be able to market our products and services successfully or compete effectively in the educational marketplace.

Intellectual Property

          We regard certain of our technologies as proprietary and rely primarily on a combination of patent, copyright, trademark, and trade secret laws, and non-disclosure agreements to establish and protect our intellectual property rights. We employ serialization techniques to prevent unauthorized installation of our software products and related content. There can be no assurance that the steps taken by us to protect our rights will adequately prevent and deter misappropriation. In addition, while we do not believe that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such assertions can be material, regardless of whether an assertion is validated. The software publishing industry has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. There can be no assurance that our software products and content will not experience unauthorized reproduction, which would have a material adverse effect on our business, financial condition, and results of operations.

Employees

          As of February 1, 2010, we had 888 full-time and part-time employees. We believe our relations with employees are good. None of our employees is represented by a union or subject to collective bargaining agreements.

Backlog

          As of December 31, 2009 and 2008, we had backlogs that aggregated approximately $60.1 million and $47.7 million, respectively. These backlogs include deferred revenue related to software subscriptions, software support agreements, technology consulting, and professional development of $59.5 million and $46.9 million at December 31, 2009 and 2008, respectively. We expect to realize nearly all of the backlog in 2010 except for $5.3 million, which is reflected as non-current deferred revenue on our balance sheet.

Financial Information about Segments

          Note 13 to our consolidated financial statements sets forth the information for our Educational Software and Services, and Educational Hardware segments.

Forward-Looking Statements

          In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under “Item 1-Business” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (2) statements with respect to growth initiatives, growth prospects, projected sales, revenues, earnings and costs, and product development schedules and plans, and management’s expectations regarding orders and financial results for future periods included or incorporated by reference in their Annual Report in Form 10-K or in our future filings with the SEC or contained in written material, releases and oral statements issued by us, or on our behalf. Our actual results may differ materially from those contained in the forward-looking statements identified above. Factors, which may cause such a difference to occur, include, but are not limited to, the factors listed in “Item 1A-Risk Factors.”

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age of Officer	Office

Judith Ames Paul Age 63

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

Terrance D. Paul Age 63

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

Steven A. Schmidt Age 55

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

Mary T. Minch Age 43

Ms. Minch has been our chief financial officer and secretary since November 2004 and has served as executive vice president – finance since November 2009. From January 2007 to November 2009, Ms. Minch served as our senior vice president – finance, and from December 2003 to January 2007, Ms. Minch served as our vice president – finance. From February 2003 to December 2003, Ms. Minch held the position of North American division controller for Stora Enso North American Corp., a forest product company whose parent company acquired Consolidated Papers, Inc. From October 2000 to February 2003, she served as controller-magazine papers at Stora Enso North American Corp. Ms. Minch holds bachelor’s degrees in managerial accounting and finance from the University of Wisconsin-Stevens Point and a master’s degree from the University of Wisconsin-Oshkosh, and is a certified public accountant.

Paula K. O’Gorman Age 45

Ms. O’Gorman has been our senior vice president – research & development since April 2008. From May 2004 to April 2008, Ms. O’Gorman served as the vice president – content development. From June 1999 to May 2004, Ms. O’Gorman held the position of general manager. Ms. O’Gorman holds a bachelor’s of science degree from the University of Minnesota.

Mark W. Petersen Age 48

Mr. Petersen has been our senior vice president – product management since January 2007. From February 2006 to January 2007, Mr. Petersen held the position of vice president – product line management. From November 2005 to February 2006, Mr. Petersen served as vice president – development. From September 2004 to November 2005, Mr. Petersen was the vice president – product development. From July 2003 to September 2004, Mr. Petersen held the position of vice president – product management & research. From April 2002 to July 2003, Mr. Petersen served as vice president – product management. From February 2000 to April 2002, Mr. Petersen was the director of product management. From August 1999 to February 2000, Mr. Petersen served as senior product marketing manager. From May 1998 to August 1999, Mr. Petersen held the position of product marketing manager. Mr. Petersen holds a bachelor’s degree from the University of Wisconsin – Oshkosh.

Marian L. Staton Age 61

Ms. Staton has been our executive vice president – sales since November 2009. From June 2006 to November 2009, Ms. Staton served as the senior vice president – sales. From May 2005 to June 2006, Ms. Staton held the position of vice president – sales central region. From August 2001 to May 2005, Ms. Staton was a district sales representative. From January 2001 to August 2001, Ms. Staton was a regional sales director. From August 1999 to January 2001, Ms. Staton served as the coordinator – library services. From June 1997 to August 1999, Ms. Staton held the position of reading Renaissance consultant. From July 1996 to June 1997, Ms. Staton served as an associate Renaissance consultant. Ms. Staton holds a bachelor’s of science degree from Texas Tech University, a masters in education degree from West Texas A&M University and a library endorsement from West Texas A&M University.

Mark R. Swanson Age 45

Mr. Swanson has been our chief technology officer since December 2008. From November 2005 to December 2008, Mr. Swanson served as the senior vice president – research & development. From July 2004 to November 2005, Mr. Swanson held the position of vice president – advanced technology group. From August 2002 to July 2004, Mr. Swanson was our vice president – chief technology officer. From August 1995 to August 2002, Mr. Swanson served as the vice president – software engineering. From September 1992 to August 1995, Mr. Swanson held the position of software engineering manager.

Roy E. Truby Age 70

Mr. Truby has been our senior vice president – state & federal programs since June 2007. Prior to his employment with the Company, Mr. Truby served as a visiting scholar for the University of Idaho, as well as an ambassador for the National Center for Education Statistics and research organization Westat to chief state school officers and large urban school district superintendents, advising on National Assessment of Educational Progress and assessment issues. From 1989 to 2002, Mr. Truby served as the executive director of the National Assessment Governing Board, which has policy direction over National Assessment of Educational Progress. Mr. Truby holds a bachelor’s degree and a master’s degree from Indiana University, and a Ph.D. from the University of Idaho.

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

Item 1A. Risk Factors

          Reliance on Single Product Line. Our Accelerated Reader software accounts for approximately 40% of our orders. In addition, services related to Accelerated Reader account for approximately 10% of our orders. An overall decline in sales of Accelerated Reader or related services would have a material adverse effect on our business, financial condition, and results of operations.

          Geographic Concentration of Sales. A substantial portion of our sales is concentrated in Texas and California, each of which accounted for approximately 13% of our net sales in 2009. If large numbers of schools or a district or districts controlling a large number of schools in such states were to discontinue purchasing our products and services, our business, financial condition, and results of operations would be materially adversely affected.

          Dependence on Educational Institutions and Government Funding. Substantially all of our revenue is derived from sales to educational institutions, individual educators, and their other suppliers, which are heavily dependent on federal, state, and local government funding. In addition, the school appropriations process is often slow, unpredictable and subject to many factors outside of our control. Budget cuts, curtailments, delays, changes in leadership, shifts in priorities or general reductions in funding could reduce or delay our revenues. Funding difficulties experienced by schools, which have been exacerbated by the current economic downturn and state budget deficits, could also slow or reduce purchases, which in turn could materially harm our business.

          Our business may be adversely affected by changes in state educational funding, resulting from changes in legislation, both at the federal and state levels, changes in the state procurement process, changes in government leadership, emergence of other priorities and changes in the condition of the local, state or U.S. economy. Moreover, future reductions in federal funding and the state and local tax bases could create an unfavorable environment, leading to budget shortfalls resulting in a decrease in educational funding. Any decreased funding for schools may harm our recurring and new business materially if our customers are not able to find and obtain alternative sources of funding.

          Alignment with Government Initiatives. If our products and services are not aligned with government sponsored education initiatives, or such initiatives do not endorse, or do not complement, the principles and methodologies underlying and associated with our products and services, demand for our products and services could decline.

          Philosophical Opposition to our Products and Services may Reduce Demand for our Products and Services and Harm our Reputation. Our products support all teaching methods and curricula by focusing on continuous feedback, increased student practice of essential skills, and demonstrated product effectiveness through measurable results. Certain educators, academics, politicians, and theorists, however, advocate philosophies of instruction that can lead them to oppose certain educational products or services. These philosophies can include, but are not limited to, opposition to standardized testing or over-reliance on the same; opposition to computers or motivational techniques and narrow focus on particular types of direct instruction. Such philosophical opposition to our products and services may result in the spread of negative views toward our product and services through traditional media, social networking, and the internet, which could result in reduced demand for our products and services.

          Customer Perception of Products and Services. Our customers’ perception of our products and services is dependent upon the achievement of positive results in customer schools. We provide our customers with implementation assistance, telephone support, professional development, and offer certification to schools and classrooms that employ best practices. If customers do not achieve positive results with our products and services, or do not receive the level of support that they expect, the reputation of our company and our products and services may suffer, which could result in a decline in our revenues.

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

          Success of Product Strategy. Our product strategy is to convert our customer base from perpetually-licensed, locally-installed versions of our products to subscription-based versions of our products which are delivered over the internet. If we are unsuccessful in the execution of this strategy, we will incur significant additional costs and may lose customers, which would have an adverse effect on our business.

          Technology which we are Dependent upon May not Continue to be Available. Licensed technology may be embedded in our products, or be used to deliver products and services to our customers. Such technology may not continue to be available to us on commercially reasonable terms, or even at all. Additionally, third parties may claim that these technologies infringe upon or violate third party proprietary rights. These types of claims, regardless of the outcome, may be costly to defend and may divert management’s efforts and resources.

          We Use the Internet Extensively, and Federal or State Governments May Adopt Laws That Could Expose Us to Substantial Liability or Taxation in Connection With These Activities. As a result of increasing usage of the Internet, federal and state governments may adopt additional laws regarding commercial online services, the Internet, user privacy, intellectual property rights, content, and taxation of online communications. Laws directly applicable to online commerce or Internet communications are becoming more prevalent and could expose us to substantial liability. Furthermore, various proposals at the federal, state, and local levels could impose additional taxes on Internet sales. New laws and additional taxes may decrease Internet use or increase the costs thereof, and adversely affect the success of our online business.

          We Could Experience System Failures, Software Errors or Capacity Constraints, Any of Which Would Cause Interruptions in the Delivery of Electronic Products and Services to Customers and May Cause us to Lose Customers. Any significant delays, disruptions, or failures in the systems, or errors in the software, that we use for the technology-based component of our products, as well as for internal operations, could harm our business materially. We have occasionally suffered computer and telecommunication outages or related problems in the past. The growth of our customer base could strain our systems in the future and magnify the consequences of any computer and telecommunications problems that we may experience.

          Many of the systems that we use to deliver our services to customers are located in a single facility. Although we have a disaster recovery plan, it is reasonably likely that a disaster at our main data center would result in a significant disruption of services we provide to our customers. In addition, our products could be affected by failures associated with third party providers or by failures of third party technology used in our products, and we may have no control over remedying these failures. Any failures or problems with our systems or software could force us to incur significant costs to remedy the failure or problem, decrease customer demand for our products, tarnish our reputation or harm our business materially.

          Our Systems Will Face Security Risks That Could Compromise the Privacy of Our Customers. Our systems and websites face risks such as unauthorized access attempts by hackers, denial of service attacks, computer viruses and other disruptive problems. Although we have extensive security safeguards in place, no system can be completely safe from malicious attacks. Security breaches or problems could lead to misappropriation of our customers’ information, our websites, our intellectual property and other rights, as well as disruption in the use of our systems and websites. Any security breach related to our systems could tarnish our reputation and expose us to damages and litigation. We also may incur significant costs to maintain our security precautions or to correct problems caused by security breaches. These disruptions and interruptions could harm our business materially.

          If either our Corporate Headquarters or Distribution Center are Damaged or Destroyed, We Could Experience Significant Disruption of Our Business. Our corporate headquarters, data center and the majority of our sales, marketing, and administrative operations are located in a single facility in Wisconsin. We store and distribute the majority of our hardware and printed materials in another facility in Wisconsin. In the event that either of these facilities are damaged or destroyed, our business would experience substantial disruption and there would be delays in the recovery of our data center, difficulties in providing services to our customers, the inability to take new orders for a period of time, and delays in shipping hardware and printed products to our customers. Our customers often make purchasing decisions very close to the beginning of the school year, and any delivery delays at that time of the year in particular could cause our customers to turn to competitors for products that they need immediately. Although we maintain adequate property insurance and business interruption insurance, the loss of customers could have a long-term, detrimental impact on our reputation and business.

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

          Limited Protection of Intellectual Property and Proprietary Rights. We regard certain of our technologies as proprietary and rely primarily on a combination of patent, copyright, trademark and trade secret laws and employee non-disclosure agreements to establish and protect our intellectual property rights. We also employ serialization techniques to prevent unauthorized installation of our software products and related content. There can be no assurance that the steps taken by us to protect our rights will be adequate to prevent or deter misappropriation or infringement. In addition, while we do not believe that our products, trademarks or other proprietary rights infringe upon the proprietary rights of third parties, there can be no assurance that a third party will not make a contrary assertion. The cost of responding to such assertions can be material, regardless of whether an assertion is validated. The software publishing industry has traditionally experienced widespread unauthorized reproduction of products in violation of intellectual property rights. Such activity is difficult to detect and legal proceedings to enforce intellectual property rights are often burdensome and involve a high degree of uncertainty and costs. There can be no assurance that our software products and the content will not experience unauthorized reproduction and distribution, which would have a material adverse effect on our business, financial condition, and results of operations.

          We may not be Successful in Selling our Products and Services through new Sales and Distribution Channels or into New Markets, which may Limit our Growth. Our selling and marketing strategy includes the development of new sales and distribution channels. There can be no assurance that we will be successful in entering new markets and developing new sales and distribution channels.

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

          Highly Competitive Industry. The educational technology and professional development markets in which we operate are very competitive and fragmented. We compete with other companies offering educational software products, computing devices, interactive response systems, professional development, and technology consulting services to schools. Education continues to emerge as a major global industry and potential competitors, including large hardware manufacturers, software developers, educational publishers, and consulting firms, may enter or increase their focus on the schools market, resulting in greater competition for us. In addition, we compete against more traditional methods of education, training, and testing, including pencil and paper testing.

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

          Our overall gross margins also fluctuate based upon the mix of software, hardware, and service sales. We realize higher margins on our software product sales than our hardware and service sales. Some of our revenues tend to be seasonal due to annual school budget cycles, customer preferences as to when products and services are delivered and the timing of our larger professional development events, resulting in seasonal variations in margins.

          In addition, our quarterly results can also be affected by:

•	delays in the development and/or shipment of new products;

•	the closing of large contract sales, such as those to school districts;

•

changes in educational funding which can have a significant effect on quarterly results because customers may hold back orders in anticipation of funding or spend funds to meet defined funding deadlines;

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

          War, Acts of War and Terrorism. Delays and reductions in purchases of our products and services may occur as a result of war, acts of war and terrorism, and the related impacts, including a reduction of funds available to our customers to purchase our products and services and disruptions in our ability to develop, produce and distribute products and services to our customers. These events would have a material adverse effect on our business, financial condition, and results of operations.

          Concentration of Share Ownership; Control by Principal Shareholders/Management. As of February 22, 2010, our principal shareholders, Judith Paul and Terrance Paul, our chairman and chief executive officer respectively, and co-founders of the company, beneficially owned approximately 55% of our outstanding common stock. As a result, these principal shareholders have the ability to control and direct our business and affairs.

          Shares Eligible for Future Sale. Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock. As of February 22, 2010, approximately 16.0 million shares of our common stock were held by “affiliates” and may be publicly sold only if registered under the Securities Act of 1933 or sold in accordance with an applicable exemption from registration, such as Rule 144. In addition, we have filed registration statements under the Securities Act of 1933 to register an aggregate of 6.0 million shares of common stock reserved for issuance under our 1997 Stock Incentive Plan and an aggregate of 500,000 shares of common stock reserved for issuance under our Employee Stock Purchase Plan (ESPP), which will, when issued in accordance with such plans, be eligible for immediate sale in the public market, subject to the Rule 144 resale limitations for affiliates. We did not offer the ESPP to our employees in 2007, 2008 or 2009 and have no intention of offering it in 2010.

          Cash Dividends. In each of the four quarters of 2009, we paid a cash dividend of $0.07 per share. Our dividend policy may be affected by, among other things, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels, acquisitions, legal risks and stock repurchases. Our dividend policy may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A change in our dividend policy could have a negative effect on the market price of our common stock.

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

          Divestitures. From time to time, we may, for any number of reasons, determine it is in our best interests and in the interests of our shareholders to discontinue or dispose of a business or product line. Divestitures involve a number of difficulties and risks, including, among others, the diversion of management time and resources and the resulting disruption to our ongoing business, and unanticipated costs, and liabilities. If we are unable to manage the divestiture process successfully or if we are incorrect in our assumptions regarding the costs associated with a disposition, our business, financial condition and results of operations could be adversely affected.

          If we Engage in Acquisitions, we may not Realize the Expected Benefits of Owning the Acquired Businesses and our Business could be Adversely Affected due to a Variety of Operational and Financial Risks. We evaluate strategic opportunities from time to time, including acquisitions. Acquisitions involve a number of difficulties and risks, including, among others: the failure to integrate personnel, technology, research and development, marketing and sales operations of the acquired company; the diversion of management time and resources and the resulting disruption to our ongoing business; the potential loss of the acquired company’s customers, as well as our own; and unanticipated costs and liabilities. Integration processes require significant time and resources, and we may not be able to manage the process successfully. If customers of the acquired company, or our customers, are uncertain about our ability to operate on a combined basis with the acquired company, they could delay or cancel orders for products and services. Moreover, we may not successfully evaluate or utilize the acquired technology or accurately forecast the financial impact of an acquisition transaction. If we fail to integrate an acquired company or business successfully, our business, financial condition, and results of operations could be adversely affected, including the potential need to record a non-cash charge for the impairment of goodwill and other intangibles.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          Our corporate headquarters is located in Wisconsin Rapids, Wisconsin, in a 125,000 square foot facility owned by us, which was constructed in 1996. We lease various other office and warehouse space. We believe our facilities are adequate to support our operations for the foreseeable future.

Item 3. Legal Proceedings

          We are subject to various claims and proceedings covering a wide range of matters that arise in the ordinary course of our business activities. We believe that any liability that may ultimately arise from the resolution of these matters will not have a material adverse effect on our financial position, results of operations or shareholders’ equity.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

          Our common stock is traded under the symbol “RLRN” on The NASDAQ Global Select Market®. Information regarding the market prices of our common stock may be found in Note 14 of the Notes to Consolidated Financial Statements.

Holders

          As of February 22, 2010, there were 728 record holders of our common stock.

Historical Dividends

          In each of the four quarters of 2009, we paid a cash dividend of $0.07 per share. In each of the four quarters of 2008, we paid a cash dividend of $0.07 per share along with a special dividend of $0.75 per share in the fourth quarter of 2008.

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

Equity Compensation Plans

          Information regarding our equity compensation plans may be found in Item 12 of this 2009 Annual Report on Form 10-K and in Note 11 of the Notes to Consolidated Financial Statements.

Performance Graph

          The following graph compares the total shareholder return on our common stock for the five-year period from December 31, 2004 through December 31, 2009 with that of the NASDAQ Composite Index and a peer group index constructed by us. The companies included in our peer group index are The Princeton Review, Inc. (REVU), School Specialty, Inc. (SCHS), Plato Learning, Inc. (TUTR), Scientific Learning, Corp. (SCIL), and K12, Inc. (LRN).

          The total return calculations set forth below assume $100 invested on December 31, 2004 with reinvestment of dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through December 31, 2009. The stock performance graph shown in the graph below should not be considered indicative of potential future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Renaissance Learning, Inc., The NASDAQ Composite Index And A Peer Group

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Cumulative Return
	12/04	12/05	12/06	12/07	12/08	12/09

Renaissance Learning, Inc.	100.00	103.03	97.93	83.48	58.27	75.96
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
Peer Group	100.00	94.67	92.06	90.93	54.73	65.66

Recent Sales of Unregistered Securities

          There were no sales of unregistered securities during the year ended December 31, 2009.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          On April 17, 2002, our Board of Directors authorized a repurchase program, which provides for the repurchase of up to 5.0 million shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of an additional 3.0 million shares under the stock repurchase program. On February 6, 2008, our Board of Directors authorized the repurchase of an additional 1.0 million shares under the stock repurchase program.

          No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. We repurchase shares on the open market as well as from employees who elect to surrender restricted shares at the time of vesting to pay their payroll withholding taxes. Repurchased shares will become treasury shares and may be used for equity compensation plans, stock-based employee benefit plans and for other general corporate purposes.

          The following table shows information relating to the repurchase of shares of our common stock during the three months ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31	2,077	$10.40	2,077	1,213,010

November 1-30	—	—	—	1,213,010

December 1-31	77	10.93	77	1,212,933
Total	2,154	$10.42	2,154

Item 6. Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share amounts)	2009	2008	2007		2006	2005
Consolidated Income Statement Data
Net sales:
Products	$86,030	$84,540	$84,628		$90,750	$94,296
Services	35,483	30,683	23,304		20,778	21,987
Total net sales	121,513	115,223	107,932		111,528	116,283
Cost of sales:
Products	13,730	14,494	15,673		16,455	12,917
Services	11,691	13,263	11,830		10,011	8,669
Total cost of sales	25,421	27,757	27,503		26,466	21,586
Gross profit	96,092	87,466	80,429		85,062	94,697
Operating expenses:
Product development	16,494	17,396	18,506		17,291	17,046
Selling and marketing	35,960	36,253	36,042		33,639	30,778
General and administrative	13,113	15,283	14,951		16,330	12,989
Impairment of goodwill and intangible assets	—	47,945	—		—	—
Total operating expenses	65,567	116,877	69,499		67,260	60,813
Operating income (loss)	30,525	(29,411)	10,930		17,802	33,884
Other, net	452	819	1,178		1,234	3,494
Income (loss) - continuing operations before income taxes	30,977	(28,592)	12,108		19,036	37,378
Income taxes - continuing operations	11,054	5,848	4,541		7,043	13,211
Income (loss) - continuing operations	19,923	(34,440)	7,567		11,993	24,167
Income - discontinued operations	—	—	—		—	584
Net income (loss)	$19,923	$(34,440)	$7,567		$11,993	$24,751

Earnings (loss) per share:
Basic and diluted:
Continuing operations	$0.68	$(1.18)	$0.26		$0.40	$0.78
Discontinued operations	0.00	0.00	0.00		0.00	0.02
Net income (loss)	$0.68	$(1.18)	$0.26		$0.40	$0.80

Cash dividends declared per share	$0.28	$1.03 *	$0.99	*	$0.20	$0.20

Consolidated Balance Sheet Data:
Working capital	$1,210	$(15,335)	$(6,543)		$15,282	$21,539
Total assets	83,266	56,926	113,300		117,711	128,382
Shareholders’ equity (deficit)	7,951	(5,319)	57,987		79,571	95,866

* Includes a special dividend in 2008 and 2007 of $0.75 per share.

Generation21 Learning Systems, LLC (“Generation21”) was divested during 2005 and, therefore, its results for all periods presented in the consolidated financial statements are reflected as discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          Renaissance Learning, Inc. is a leading provider of computer-based assessment technology for pre-K-12 schools. Our tools provide daily formative assessment and periodic progress-monitoring technology to enhance core curriculum, support differentiated instruction, and personalize practice in reading, writing, and math. Renaissance Learning products help educators make the practice component of their existing curriculum more effective by providing tools to personalize practice and easily manage the daily activities for students of all levels.

          Our sales are derived primarily from the sale of software products, computerized hardware products, and related services. Revenues are recorded net of allowances for estimated returns, concessions, and bad debts.

          Product revenue is derived primarily from the sale of educational software and hardware. Revenue from sales of hardware is generally recognized when the product is shipped to the customer. Revenue recognition from sales of our software depends on whether the software is licensed on a perpetual basis or as a subscription. We recognize revenue from perpetually licensed software upon delivery to customers. Subscription-based software sales are recognized as revenue on a straight-line basis over the subscription period.

          Service revenue is derived primarily from: (i) product support services, (ii) professional development and product training seminars and conferences, (iii) application hosting, (iv) technical services, (v) consulting, and (vi) other remote services. Product support services included with sales of perpetually licensed software have a duration of 12 months or less and the associated revenue is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from professional development and product training seminars and conferences is recognized when the seminar or conference is held. Revenue from other product support services and application hosting is initially recorded as deferred revenue and then recognized as revenue on a straight-line basis over the term of the agreement, typically 12 months. Revenue from technical services, consulting and other remote services is recognized as the services are performed or on a straight-line basis over the contractual period.

          Deferred revenue includes: (i) amounts invoiced for products not yet delivered and services not yet performed, (ii) advance invoicing on contracts and (iii) that portion of product support agreements and subscription-based product sales that has not yet been recognized as revenue.

          We expect that future changes in our products will likely result in the requirement to apply the service revenue recognition rules to subscription sales of our software when such software is hosted by us. The timing of this change is currently uncertain and will depend on, among other things: (i) how we license and price our products, (ii) what features are available in our products, and (iii) whether our customers run our products at their own site as opposed to being hosting at our site. Under the service revenue recognition rules, upfront charges are recognized as revenue beyond the initial contractual period if the relationship with the customer is expected to extend beyond the initial term and the customer continues to benefit from the payment of the up-front fee (e.g., if subsequent renewals are priced at a bargain to the initial up-front fee). The most significant effect this could have on our financial statements is the deferral of upfront charges, for items such as installation and data conversion, which are currently recognized as revenue when the service is completed. This could have the effect of shifting revenue to future periods and reducing reported earnings in periods when our deferred revenue balances are increasing. Any such change would not affect our cash flow.

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

          Cost of sales consists of expenses associated with sales of our software and hardware products and the delivery of services. These costs include: (i) personnel-related costs, (ii) costs of purchased materials such as our NEO laptops, optical-mark card scanners, 2Know! response systems, educational products, training materials, teacher and student guides, manuals, trade books, audio books, and motivational items, (iii) shipping and freight costs, (iv) amortization of capitalized development costs and (v) other overhead costs. We realize higher gross profit margins on our software sales than on our hardware and service sales.

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

Results of Operations - Consolidated

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

          We monitor several important issues, which are significant to the evaluation of our financial condition, operating results, business challenges, and strategic opportunities. Among the more important of these issues are:

(i) Our success and trends in maintaining and expanding our customer base, particularly with respect to our Accelerated Reader software, which accounts for approximately 40% of our orders. In addition, services related to Accelerated Reader account for approximately 10% of our orders;

(ii) The general state of K-12 educational funding in the United States; and
(iii) The state of K-12 funding in certain large states, particularly California, Texas and Florida, which together make up about one-third of our total orders.

          A key part of our business strategy for maintaining and expanding our customer base (and the related revenues) is to transition our traditional perpetual-license-based customers to our newer subscription-based software products. Our subscription-based products offer enhanced features, which provide greater value to our customers, thereby contributing to increased customer satisfaction. Our most popular subscription-based products, the Enterprise versions, include much greater access to product content. The subscription-based products are offered with a hosting option, which makes implementation of our software much easier and greatly reduces the costs both to our customers to implement and to us to develop and support the software. Customers who transition to our Accelerated Reader Enterprise subscription-based product from our perpetual-license products have increased their average annual spending by over $1,000 per school. Although this amount of incremental revenue could change due to customer mix and other factors including additional purchases of products and services, we expect that we will continue to see incremental revenue as our perpetual-license customers transition to Accelerated Reader Enterprise. We have also experienced an annual per customer revenue increase for our other subscription-based products, but the increase has been most significant with our Accelerated Reader Enterprise product.

          We track active usage of both our subscription and perpetual products via a variety of measures including active subscriptions, recent customer support requests, recent purchases of additional content, and recent participation in training or professional development events. We continuously refine the criteria used to develop this metric in order to provide what we believe is the most useful information for managing and understanding our active customer base. The most current methodology is applied to develop any historical comparisons so that any presentation is on a consistent basis. Based on these criteria, our approximate worldwide active customer counts for both our perpetual and subscription-based licenses at the end of 2009 and 2008 were as follows:

Product:	2009	2008
Accelerated Reader	53,000	53,000
Accelerated Math	15,000	16,000
STAR Reading or STAR Math	45,000	44,000

          We believe the percentage of customers using the subscription-based Enterprise versions of our reading and math products is an important indicator of the progress of this strategic growth initiative and the magnitude of the growth opportunities still existing with regard to this strategy. The percentage of customers using reading products is more critical since the Accelerated Reader is our most significant product and because we have experienced a greater increase in per customer revenues from Accelerated Reader Enterprise compared to our other subscription-based products. At the end of 2009, approximately 40% of our active reading product customers were using the Enterprise version as compared to approximately one-third at the end of 2008.

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

          The transition to subscription-based products has increased the seasonality of customer ordering patterns. Compared to orders for non-subscription-based offerings, customer orders of our subscription-based offerings tend to more closely follow school budgeting cycles, resulting in a more seasonal order pattern weighted to the second and, even more so, third calendar quarters. Currently about 20% of our subscriptions have renewal dates in the second quarter and about 60% of our subscriptions have renewal dates in the third quarter. Also, after customers convert to the Enterprise version, they no longer order reading quizzes and math libraries, since access to this content is included in their subscription. The combined effect is that a much greater proportion of a year’s orders are expected in the second quarter and to an even greater extent in the third quarter. Historically, our customers have ordered more of this content in the first and fourth quarters. Currently, we receive about 25% of our orders in the second quarter and about 40% in the third quarter.

          Transitioning our customer base to subscription-based software can adversely impact orders for add-on reading quizzes and math libraries by causing customers who own our software under perpetual-license agreements to delay purchases of add-on content if they are contemplating converting to our Enterprise version subscription-based products. Additionally, our subscription-based products are often sold at the school district level. District level sales tend to be more complex, have a longer sales cycle, and are typically for a larger dollar amount than sales made to individual schools. Orders from district sales are more uneven and more difficult to accurately predict than individual school-level sales and; therefore, the timing of large district sales can significantly impact quarterly order levels.

          However, as the transition to subscription-based products has progressed, we have built substantial balances of deferred subscription revenue. Since this deferred revenue is recognized ratably over the subscription period (generally twelve months), it reduces the volatility of our reported revenue. This means that revenues in a given period are not necessarily indicative of the orders placed by our customers for our products and services during a given period.

          Customer orders for our products increased by approximately $10.0 million or 8%, in 2009 compared to 2008. In addition to the above factors, we believe that our third and fourth quarter 2009 orders were positively affected by educational funds provided by the American Recovery and Reinvestment Act, which generally first became available to schools during the third quarter 2009. A recent survey by the Center on Budget and Policy Priorities indicates that nearly all states are still facing significant shortfalls in their fiscal year 2010 budget, and the majority of states already anticipate a deficit for fiscal year 2011.

          Therefore, it appears likely that once the federal stimulus funds are used up, many states may face budget challenges, which could affect funding for education. Once a recovery in state revenue occurs, it is probable that growth in state spending will lag as the states address needs that have built up in other areas, which require funding. Therefore, it appears that the educational funding environment could be challenging for the next few years.

          We have implemented several cost savings initiatives this year including a general hiring freeze, reducing product development expenses related to some of our lower-performing product lines, reorganizing our hardware sales group, and implementing other general cost constraints. These initiatives reduced our annualized expense base by approximately $4.0 million per year but only yielded net savings of about $2.3 million in 2009 because the initiatives were implemented throughout the year. During 2010, we expect our operating expenses to be at similar levels to those of the latter half of 2009, offset somewhat by moderate increases in selling and marketing expenses in order to achieve future sales growth and for new business initiatives.

Consolidated income statement data:
	2009	2008	2007
Net Sales:
Products	70.8%	73.4%	78.4%
Services	29.2	26.6	21.6
Total net sales	100.0	100.0	100.0
Cost of sales:
Products	16.0	17.1	18.5
Services	32.9	43.2	50.8
Total cost of sales	20.9	24.1	25.5
Gross profit:
Products	84.0	82.9	81.5
Services	67.1	56.8	49.2
Total gross profit	79.1	75.9	74.5
Operating expenses:
Product development	13.6	15.1	17.1
Selling and marketing	29.6	31.4	33.4
General and administrative	10.8	13.3	13.9
Impairment of goodwill & intangible assets	—	41.6	—
Operating income (loss)	25.1	(25.5)	10.1
Other, net	0.4	0.7	1.1
Income (loss) before taxes	25.5	(24.8)	11.2
Income tax provision	9.1	5.1	4.2
Net Income (loss)	16.4%	(29.9)%	7.0%

          The amounts above are expressed as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales.

Consolidated Results
Years Ended December 31, 2009 and 2008

          Net Sales. Our net sales increased by $6.3 million, or 5.5%, to $121.5 million in 2009 from $115.2 million in 2008. Orders were $10.0 million higher in 2009 than in 2008; however, higher orders were offset by a $4.0 million increase in the net amount of revenue deferred as compared to last year.

          Product revenue increased by $1.5 million, or 1.8%, to $86.0 million in 2009, from $84.5 million in 2008. Revenue from software increased $3.3 million due to high interest in our subscription based products; partially offset by a $1.8 million combined decrease in sales of laptops, response systems and scanners as these products are generally viewed as more discretionary purchases in time of tight school budgets.

          Service revenue increased by $4.8 million, or 15.6%, to $35.5 million in 2009 from $30.7 million in 2008. The primary components of the change in service revenue were an increase of $4.6 million in hosting and other technical services; and an increase of $1.9 million in telephone support and other remote services; partially offset by a $1.7 million decrease in onsite professional development services.

          Cost of Sales. The cost of sales of products decreased by $0.8 million, or 5.3%, to $13.7 million in 2009 from $14.5 million in 2008. As a percentage of product sales, the cost of sales of products decreased to 16.0% in 2009 from 17.1% in 2008. Product cost of sales improvement was due to the higher proportion of software in the 2009 sales mix as compared to 2008, as our margins are higher on software than on hardware, and to lower production costs for our scanners.

          The cost of sales of services decreased by $1.6 million, or 11.8%, to $11.7 million in 2009 from $13.3 million in 2008. Over half of the dollar decrease was due to savings from not holding a National Conference in 2009, with the remainder of the dollar decrease attributable to cost efficiencies in our other services. As a percentage of sales of services, the cost of sales of services decreased to 32.9% in 2009 from 43.2% in 2008.

          Our overall gross profit margin percentage increased to 79.1% in 2009 from 75.9% in 2008. The improvement is attributable to the increased profitability on products and services explained above, tempered by an overall revenue mix weighted more heavily towards services in 2008.

          Product Development. Product development expense, which excludes amounts capitalized, decreased by $0.9 million, or 5.2%, to $16.5 million in 2009 from $17.4 million in 2008. As a percentage of net sales, product development expenses decreased to 13.6% in 2009 from 15.1% in 2008. The primary reason for the decrease in product development expenses is savings from the restructuring and cost reduction efforts, implemented in the first quarter of 2009, to better align our product development capacity with our product opportunities.

          Selling and Marketing. Selling and marketing expenses decreased by $0.3 million, or 0.8%, to $36.0 million in 2009 from $36.3 million in 2008. Selling expenses increased by $0.3 million due to higher commissions associated with higher order levels this year and marketing expenses decreased by $0.6 million due to cost efficiencies in our advertising programs. As a percentage of net sales, selling and marketing expenses decreased to 29.6% in 2009 from 31.4% in 2008.

          General and Administrative. General and administrative expenses decreased by $2.2 million, or 14.2%, to $13.1 million in 2009 from $15.3 million in 2008. The decrease is due to a $0.6 million charge taken in the prior year for a legal settlement regarding defective parts from a supplier, $0.4 million of fees incurred in the prior year to cancel certain future professional development events, and in 2009, we received $0.3 million in a legal settlement. The remainder of the decrease is attributable to staff reductions and other non-payroll cost constraints implemented in the current year as part of our cost reduction efforts. As a percentage of net sales, general and administrative costs decreased to 10.8% in 2009 from 13.3% in 2008.

          Impairment of Goodwill and Intangible Assets. In 2008, we recorded the following pretax impairment charges related to the 2005 acquisition of AlphaSmart: (i) $44.0 million for the goodwill, (ii) $3.0 million for the AlphaSmart trademark and (iii) $0.9 million for the customer relationships. The economic downturn that occurred in 2008 caused us to lower growth expectations, which in turn resulted in a lower valuation of this product line and; consequently, the aforementioned impairment charges.

          Operating Income. Operating income was $30.5 million in 2009 compared to an operating loss of $29.4 million in 2008. The 2008 operating loss was primarily a result of the AlphaSmart impairment charges that were partially offset by earnings from ongoing operations. The impairment charges negatively affected 2008 operating income by $47.9 million and net income after tax by $46.5 million.

          Other Income. Other income, which was mainly interest income from our investment securities, decreased to $0.5 million in 2009 from $0.8 million in 2008 due to lower market rates of return on fixed income investments.

          Income Tax Provision. In 2009, the annual effective rate of our provision for income taxes was 35.7%. In 2008 the annual effective rate of our provision for income taxes was -20.5%. Our annual effective income tax rate, excluding the tax effect of the impairment charge to goodwill and other intangibles, was 36.7% in 2008. Since the write down of the AlphaSmart goodwill was not deductible for income tax purposes it did not generate a current tax benefit, resulting in tax expense of $5.8 million during 2008 in spite of the reported pre-tax loss. The tax accounting treatment of the goodwill write down is the primary reason for the difference between the 2009 and 2008 income tax rates.

Consolidated Results
Years Ended December 31, 2008 and 2007

          Net Sales. Our net sales increased by $7.3 million, or 6.8%, to $115.2 million in 2008 from $107.9 million in 2007. Revenue in 2008 increased primarily due to recognition of deferred revenue from orders received in earlier periods and to a lesser extent by increased orders for our products and services received in 2008. Customer orders for our products and services increased by approximately $1.0 million, or 0.8%, in 2008 as compared to 2007. During 2008, deferred revenue increased by $8.5 million as compared to an increase of $13.7 million in 2007.

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

          Product Development. Product development expense, which excludes amounts capitalized, decreased by $1.1 million, or 6.0%, to $17.4 million in 2008 from $18.5 million in 2007. As a percentage of net sales, product development expenses decreased to 15.1% in 2008 from 17.1% in 2007. The reduction in product development expenses was primarily due to: (i) a charge of $0.5 million in 2007 to reorganize our product development resources, reducing staff and assets related to the laptop line, (ii) ongoing savings from the restructuring in 2008 and (iii) research costs incurred in 2007 related to the expansion of the United Kingdom product offerings.

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

          General and Administrative. General and administrative expenses increased by $0.3 million, or 2.2%, to $15.3 million in 2008 from $15.0 million in 2007. General and administrative expenses increased in 2008 primarily due to: a charge of $0.6 million related to a lawsuit regarding defective parts from a supplier for which we received an unfavorable court decision and a $0.4 million charge to terminate contracts for professional development events where we altered the timing or location of those events; partially offset by other cost reductions. As a percentage of net sales, general and administrative costs decreased to 13.3% in 2008 from 13.9% in 2007.

          Impairment of Goodwill and Intangible Assets. In 2008, we recorded the following pretax impairment charges related to the 2005 acquisition of AlphaSmart: (i) $44.0 million of goodwill, (ii) $3.0 million for the AlphaSmart trademark, and (iii) $0.9 million for the customer relationships. The economic downturn that occurred in 2008 caused us to lower growth expectations, which in turn resulted in a lower valuation of this product line and; consequently, the aforementioned impairment charges.

          Operating Income. An operating loss of $29.4 million occurred in 2008 compared to operating income of $10.9 million in 2007. The 2008 operating loss was primarily a result of the AlphaSmart impairment charges, which were partially offset by earnings from ongoing operations. The impairment charges negatively impacted 2008 operating income by $47.9 million and net income after tax by $46.5 million.

          Other Income. Other income, which was mainly interest income from our investment securities, decreased to $0.8 million in 2008 from $1.2 million in 2007 due to somewhat lower average cash balances in 2008 and to lower market rates of return on fixed income investments.

          Income Tax Provision. In 2008 the annual effective rate of our provision for income taxes was -20.5%. The tax accounting treatment of the goodwill write down is the primary reason for the difference between the 2008 tax rate and the 2007 income tax rate of 37.5% since the write down of the AlphaSmart goodwill was not deductible for income tax purposes and did not generate a current tax benefit, resulting in tax expense of $5.8 million during 2008 in spite of the reported pre-tax loss.

Results of Operations – Segments
(Dollars in Thousands)	2009	2008	2007
Educational Software and Services Segment:
Revenues	$99,327	$92,517	$85,068
Gross profit	84,628	75,552	68,136
Gross profit %	85.2%	81.7%	80.1%

Educational Hardware Segment:
Revenues	$22,186	$22,706	$22,864
Gross profit	11,464	11,914	12,293
Gross profit %	51.7%	52.5%	53.8%

Educational Software and Services Segment
Years Ended December 31, 2009 and 2008

          Segment revenues increased by $6.8 million, or 7.4%, to $99.3 million in 2009 from $92.5 million in 2008. This improvement was primarily due to increased revenue from our subscription based software products and related services, such as hosting, phone support, and technical services; offset by a decrease of $1.7 million in onsite professional development revenue.

          Gross profit increased by $9.0 million to $84.6 million in 2009 from $75.6 million in 2008. As a percentage of revenue, gross profit increased to 85.2% from 81.7% in the prior year. This improvement resulted primarily from the higher proportion of segment revenue attributable to subscription-based software and related services in 2009, which are more profitable than our onsite professional development services.

Educational Software and Services Segment
Years Ended December 31, 2008 and 2007

          Segment revenues increased by $7.4 million, or 8.8%, to $92.5 million in 2008 from $85.1 million in 2007. This improvement was primarily due to increased revenue from our subscription based software products and related services, such as hosting, support and technical services; and to a lesser extent, because we held a National Conference in 2008 and did not hold one in 2007.

          Gross profit increased by $7.5 million to $75.6 million in 2008 from $68.1 million in 2007. As a percentage of revenue, gross profit increased to 81.7% from 80.1% in the prior year. This improvement resulted primarily from the higher proportion of our revenue mix attributable to subscription-based software and related services in 2008, which are more profitable than our onsite professional development services.

Educational Hardware Segment
Years Ended December 31, 2009 and 2008

          Segment revenues decreased by $0.5 million, or 2.3%, to $22.2 million in 2009 from $22.7 million in 2008. Segment revenues decreased because of: (i) a price reduction that went into effect in late 2008, and (ii) these products are generally viewed as more discretionary purchases and schools delay purchasing them in time of tight school budgets.

          Gross profit decreased by $0.4 million to $11.5 million in 2009 from $11.9 million in 2008. As a percentage of revenue, gross profit was relatively unchanged at 51.7% in 2009, and 52.5% in 2008.

Educational Hardware Segment
Years Ended December 31, 2008 and 2007

          Segment revenues were essentially unchanged at $22.7 million in 2008 and $22.9 million in 2007.

          Gross profit decreased by $0.4 million to $11.9 million in 2008 from $12.3 million in 2007. As a percentage of revenue, gross profit decreased to 52.5% in 2008, from 53.8% in 2007. This decrease was primarily due to a charge taken in late 2008 to write off excess inventory related to discontinued laptop models.

Liquidity and Capital Resources

          As of December 31, 2009, our cash, cash equivalents, and investment securities were $44.1 million, compared to $17.8 million at December 31, 2008. During 2009, our cash flow from operations was $34.3 million.

          As of December 31, 2009, we have a $15.0 million secured revolving line of credit with a bank, which is available until July 1, 2010. The line of credit bears interest at either a floating rate or a fixed rate for a period of up to 90 days based on LIBOR plus 1.5%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2010, which bears interest at the prime rate less 1.0%. As of December 31, 2009, the lines of credit had not been used.

          On April 17, 2002, our Board of Directors authorized a repurchase program, which provides for the repurchase of up to 5.0 million shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of an additional 3.0 million shares under the stock repurchase program. On February 6, 2008, our Board of Directors authorized the repurchase of an additional 1.0 million shares under the stock repurchase program.

          No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. We repurchase shares on the open market as well as from employees who elect to surrender restricted shares at the time of vesting to pay their payroll withholding taxes. Repurchased shares will become treasury shares and may be used for equity compensation plans, stock-based employee benefit plans and for other general corporate purposes. From January 1, 2009 through December 31, 2009, we repurchased approximately 22,000 shares at a cost of $0.2 million. Since the original authorization of the repurchase program in 2002, we have repurchased approximately 7.8 million shares at a cost of $135.2 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.

          In each of the four quarters of 2009, we paid a cash dividend of $0.07 per share. In each of the four quarters of 2008, we paid a cash dividend of $0.07 per share along with a special dividend of $0.75 per share in the fourth quarter of 2008.

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

          Operating Leases. We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. We utilize operating leases for some of our facilities to gain flexibility as compared to purchasing facilities outright and to limit our exposure to many of the risks of owning commercial property, particularly with regard to international operations. These agreements are generally for terms of one to five years. Some of the leases have early termination clauses, but they generally cannot be terminated early for reasons other than breach of the lease agreement. We terminated the lease on a small office facility in early 2009 for which we had a 90-day no-penalty option to terminate. We do not anticipate the early termination of any significant lease agreement in 2010. For each of the years ended December 31, 2009, 2008 and 2007, we incurred expenses of approximately $1.7 million, $1.6 million, and $2.2 million, respectively, related to these operating leases.

          Purchase Obligations. We enter into commitments with certain suppliers to purchase our hardware products, such as Neo laptops, AccelScan scanners and the 2Know! response system. The majority of these obligations will be satisfied within one year.

          Tax audit settlements and deposits. Currently we do not anticipate making any significant cash payments related to the settlement of tax audits in 2010 or deposits for unsettled audit issues. Estimation of the amounts and timing of payments in periods after 2010 are highly uncertain and therefore are not included in the table.

          As of December 31, 2009, our approximate contractual obligations for operating leases, tax audit payments and purchase obligations (by period due) were as follows:

Payments due by period:
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,744	$1,469	$1,556	$718	$1
Tax audit related payments	—	—	—	—	—
Purchase obligations	2,427	2,418	9	—	—
Total	$6,171	$3,887	$1,565	$718	$1

          Supplemental Executive Retirement Plan. We have established a Supplemental Executive Retirement Plan (“SERP”) for the provision of retirement benefits to members of senior management. Under the terms of the plan, participants elect to defer receipt of a portion of their compensation and invest their deferrals in certain mutual funds, which are nearly identical to the investment selections offered to participants in our 401(k) retirement plan. Upon a SERP participant’s retirement (or certain other events), we have an obligation to pay the current market value of the participant’s account balance. As of December 31, 2009, we have fully funded the $1.9 million aggregate contractual obligation for future payments to SERP participants. Payouts of our obligations related to the SERP are dependent on when participants leave service and how they elect to receive their accrued benefit payments, which can range from a single lump-sum payment to a 10-year series of payments. Due to the inherent uncertainties in predicting when the SERP obligations will be paid, they are not included in the above table. The SERP is more fully described in Note 10 of the Notes to Consolidated Financial Statements.

          Other Obligations. As of December 31, 2009, we did not hold any long-term debt obligations, long-term purchase obligations or material capital lease obligations.

Critical Accounting Policies and Estimates

          The foregoing discussion is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The following is a list of our critical accounting policies defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and/or require management’s significant judgments and estimates. This is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 3 of the Notes to Consolidated Financial Statements.

          Revenue Recognition. In general, we are required under US GAAP to recognize revenue when all of the following have occurred: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred or a service has been performed, pricing is fixed and determinable, and collectability is probable. Revenue is recognized as follows: (i) at the time of shipment to customers for perpetually licensed off-the-shelf software products and related telephone support with a duration of 12 months or less sold with the product, (ii) as seminars are performed for training and professional development services, (iii) straight-line over the term of the support agreement for other software support agreements, (iv) as the service is performed or on a straight-line basis over the contractual period for application hosting, technical and consulting services and (v) straight-line over the subscription period for subscription based products and services. Accordingly, management is required to make judgments as to: the fair value of the elements of an arrangement, whether an element of an arrangement is software or a service, whether pricing is fixed and determinable, and whether collectability is reasonably assured. The accounting rules are complex, sometimes vague, and are subject to interpretation, which exposes us to risk in our revenue recognition practices.

          Expenses are accounted for using the accrual method of accounting. They are recognized and matched against revenues for the reporting period presented in the financial statements, or recognized as period expenses depending on the requirement of the applicable accounting rule. The accrual method of accounting requires that we make estimates for expenses not yet fully realized at the time of preparation of our financial statements. For example, we record accruals for sales returns and doubtful accounts at the time of revenue recognition based upon historical experience as well as other factors that in our judgment could reasonably be expected to cause sales returns or doubtful accounts to differ from historical experience. Such allowances may require adjustments if future returns or bad debt activity differs from our estimates. Therefore, the need to make estimates exposes us to the risk that the amount of expense reported in any given period may vary significantly from actual results.

          Goodwill and Long-Lived Assets. We assess the value of our goodwill on at least an annual basis by comparing its fair value with its carrying value. Fair value is determined primarily based on valuation analysis performed by management using a discounted cash flow methodology. The valuation analysis requires significant judgments and estimates to be made regarding future cash flows. Our estimates could be materially impacted by factors such as overall economic conditions, competitive forces, customer behavior, product acceptance, specific industry factors, and changes in interest rates. In 2008, we recorded a material impairment charge related to goodwill and other intangibles.

          In 2007 and 2006, our laptop revenues decreased due in part to difficulties in integrating the selling operations of AlphaSmart into our overall organization. Early results in 2008 were encouraging, but the worsening economic climate resulted in schools and districts becoming very cautious with their spending, causing laptop orders to decline sharply in the fourth quarter of 2008. Laptops are generally viewed as a more discretionary purchase in times of tight school budgets and curtailed spending. As we believed the economic problems could be relatively prolonged, we lowered our forecast for orders of laptops and writing software, which resulted in impairment charges in 2008 related to the AlphaSmart acquisition as follows: (i) goodwill of $44.0 million, (ii) trademark of $3.0 million, and (iii) customer relationships of $0.9 million.

          Product Warranty Obligations. We record a liability for the estimated cost of hardware warranties at the time of sale. Estimated costs are based on our historical cost experience of fulfilling these obligations as well as other factors that in our judgment could reasonably be expected to affect those costs, such as trends in product return rates. If there were a significant adverse change in product return rates or if other factors used in our estimates vary significantly from actual experience, there may be a need to accrue additional costs in future periods.

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

          Taxes. At the end of each interim reporting period, we estimate the effective income tax rate anticipated to be applicable for the full fiscal year. The estimated effective income tax rate contemplates the expected jurisdiction where income is earned (e.g., United States compared to non-United States), the estimated amount of certain tax credits, as well as tax planning strategies. If the actual distribution of taxable income by jurisdiction varies from our expectations, if the actual amount of tax credits varies from our estimates, or if the results of tax planning strategies are different from our estimates, adjustments to the effective income tax rate may be required in the period such determination is made and could also affect later periods.

          We record a liability for uncertain tax positions based on our estimate of the potential exposure. Due to the subjectivity and complex nature of the underlying issues, there is significant inherent uncertainty in these estimates. Actual payments or assessments may differ from our estimates and require tax provision adjustments in future periods.

Recent Accounting Pronouncements

          In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to its previously released guidance on revenue arrangements with multiple deliverables. The amendment becomes effective at the beginning of our 2011 fiscal year; however, early adoption is permitted. The pronouncement addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The pronouncement may be applied retrospectively or prospectively for new or materially modified arrangements. The company is currently assessing the impact the adoption of this guidance will have on the company’s consolidated financial statements.

          In October 2009, the FASB issued an amendment to its previously released guidance on revenue arrangements for tangible products that include software elements. The amendment becomes effective at the beginning of our 2011 fiscal year; however, early adoption is permitted. The pronouncement removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The pronouncement may be applied retrospectively or prospectively for new or materially modified arrangements. The company is currently assessing the impact the adoption of this guidance will have on the company’s consolidated financial statements.

          In June 2008, the FASB issued an amendment to its previously released guidance on determining whether instruments granted in share-based payment transactions are participating securities, which became effective for us at the beginning of our 2009 fiscal year. The new guidance requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share. This also requires retroactive restatement of earnings per share for all prior periods presented in the financial statements and footnotes. Adoption of this amendment did not have a material impact on our basic or diluted earnings per share.

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

          In December 2007, the FASB issued an amendment to its previously released guidance on business combinations, which became effective for us at the beginning of our 2009 fiscal year. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. Adoption of this amendment did not materially affect our consolidated financial statements.

          In December 2007, the FASB issued an amendment to its previously released guidance on noncontrolling interests in consolidated financial statements, which became effective for us at the beginning of our 2009 fiscal year. This changes the accounting and reporting for minority interests, which are recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. Adoption of this amendment did not affect our consolidated financial statements.

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

          We seek to manage our exposure to market risk by investing in accordance with our corporate investment policy as established by our Board of Directors. The goals of the policy are: (i) preservation of capital, (ii) provision of adequate liquidity to meet projected cash requirements, (iii) minimization of risk of principal loss through diversification, and (iv) maximization of yields in relationship to the guidelines, risk, market conditions, and tax considerations.

          Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds, certificates of deposit, and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan (see Note 10 of the Notes to Consolidated Financial Statements). As of December 31, 2009, our investment securities had a market value of approximately $7.9 million and a carrying value of $7.9 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.

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

We have audited the accompanying consolidated balance sheets of Renaissance Learning, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Learning, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
March 10, 2010

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

(In Thousands, Except Share and Per Share Amounts)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$36,207	$9,509
Investment securities	3,278	4,894
Accounts receivable, less allowance of $1,392 and $1,090, respectively	10,535	8,083
Inventories	4,290	5,504
Prepaid expenses	1,962	1,999
Income taxes receivable	3,679	3,301
Deferred tax asset	3,827	4,183
Other current assets	629	144
Total current assets	64,407	37,617
Investment securities	4,650	3,383
Property, plant and equipment, net	6,848	8,621
Deferred tax asset	2,808	2,742
Goodwill	2,827	2,750
Other intangibles, net	897	1,178
Capitalized software, net	22	174
Other non-current assets	807	461
Total assets	$83,266	$56,926
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$921	$1,712
Deferred revenue	54,224	43,975
Payroll and employee benefits	5,404	3,981
Other current liabilities	2,648	3,284
Total current liabilities	63,197	52,952
Deferred revenue	5,262	2,950
Deferred compensation and other employee benefits	1,871	1,342
Income taxes payable	4,801	4,868
Other noncurrent liabilities	184	133
Total liabilities	75,315	62,245
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at December 31, 2009 and 2008	347	347
Additional paid-in capital	51,159	51,735
Retained earnings	50,255	38,492
Treasury stock, at cost: 5,461,905 shares at December 31, 2009; 5,557,679 shares at December 31, 2008	(93,659)	(95,568)
Accumulated other comprehensive income (loss)	(151)	(325)
Total shareholders’ equity	7,951	(5,319)
Total liabilities and shareholders’ equity	$83,266	$56,926

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2009, 2008 and 2007

(In Thousands, Except per Share Amounts)	2009	2008	2007
Net Sales:
Products	$86,030	$84,540	$84,628
Services	35,483	30,683	23,304
Total net sales	121,513	115,223	107,932
Cost of sales:
Products	13,730	14,494	15,673
Services	11,691	13,263	11,830
Total cost of sales	25,421	27,757	27,503
Gross profit	96,092	87,466	80,429
Operating expenses:
Product development	16,494	17,396	18,506
Selling and marketing	35,960	36,253	36,042
General and administrative	13,113	15,283	14,951
Impairment of goodwill and other intangible assets	—	47,945	—
Total operating expenses	65,567	116,877	69,499
Operating income (loss)	30,525	(29,411)	10,930
Other income:
Interest income	212	696	1,009
Other, net	240	123	169
Income (loss) before taxes	30,977	(28,592)	12,108
Income tax provision	11,054	5,848	4,541
Net income (loss)	$19,923	$(34,440)	$7,567

Earnings (loss) per share:
Basic and diluted	$0.68	$(1.18)	$0.26

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008 and 2007

(In Thousands)	Common Stock (1)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Other Comprehensive Income (Loss)	Accumulated Total Shareholders’ Equity
Balance, December 31, 2006	$347	$54,125	$124,290	$(99,265)	$74	$79,571

Net income	—	—	7,567	—	—	7,567
Foreign currency translation	—	—	—	—	119	119
Comprehensive income						7,686
Dividends ($.99 per share)	—	—	(28,699)	—	—	(28,699)
Stock repurchased for treasury	—	1	—	(1,435)	—	(1,434)
Exercise of stock options	—	(15)	—	30	—	15
Share-based compensation	—	1,109	—	—	—	1,109
Effect of adoption of new acct principle			(271)			(271)
Excess tax benefits from share-based payment arrangements	—	10	—	—	—	10
Restricted stock grants	—	(2,547)	—	2,547	—	—
Balance, December 31, 2007	347	52,683	102,887	(98,123)	193	57,987
Net loss	—	—	(34,440)	—	—	(34,440)
Foreign currency translation	—	—	—	—	(518)	(518)
Comprehensive loss						(34,958)
Dividends ($1.03 per share)	—	—	(29,955)	—	—	(29,955)
Stock repurchased for treasury	—	(1)	—	(155)	—	(156)
Exercise of stock options	—	(95)	—	348	—	253
Share-based compensation	—	1,397	—	—	—	1,397
Excess tax benefits from share-based payment arrangements	—	113	—	—	—	113
Restricted stock grants	—	(2,362)	—	2,362	—	—
Balance, December 31, 2008	347	51,735	38,492	(95,568)	(325)	(5,319)
Net income	—	—	19,923	—	—	19,923
Foreign currency translation	—	—	—	—	174	174
Comprehensive income						20,097
Dividends ($.28 per share)	—	—	(8,160)	—	—	(8,160)
Stock repurchased for treasury	—	—	—	(204)	—	(204)
Share-based compensation	—	1,504	—	—	—	1,504
Excess tax benefits from share-based payment arrangements	—	33	—	—	—	33
Restricted stock grants	—	(2,113)	—	2,113	—	—
Balance, December 31, 2009	$347	$51,159	$50,255	$(93,659)	$(151)	$7,951

(1) Common Stock, $0.01 par value, 150,000,000 shares authorized.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

(In Thousands)	2009	2008	2007

Reconciliation of net income to net cash provided by operating activities:
Net income (loss)	$19,923	$(34,440)	$7,567
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	2,558	3,718	3,838
Amortization of investment discounts/premiums	(48)	107	34
Share-based compensation expense	1,504	1,397	1,109
Impairment of goodwill and other intangible assets	—	47,945	—
Deferred income taxes	393	(1,270)	(1,305)
Excess tax benefits from share based payment arrangements	(33)	(113)	(10)
(Gain) loss on sale of property	(165)	223	30
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(2,452)	708	1,737
Inventories	1,214	768	(2,165)
Prepaid expenses	35	198	(331)
Income taxes	(514)	(1,637)	2,715
Accounts payable and other liabilities	47	(783)	(1,147)
Deferred revenue	12,561	8,543	13,747
Other current assets	(485)	156	(203)
Other	(191)	(579)	337
Net cash provided by operating activities	34,347	24,941	25,953
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,081)	(1,281)	(2,147)
Purchase of investment securities	(4,025)	—	(26,441)
Maturities/sales of investment securities	4,865	8,185	33,746
Capitalized software development costs	—	(142)	(203)
Net proceeds from sale of property	923	118	570
Net cash provided by investing activities	682	6,880	5,525
Cash flows from financing activities:
Proceeds from exercise of stock options	—	348	30
Excess tax benefits from share-based payment arrangements	33	113	10
Dividends paid	(8,160)	(29,955)	(28,699)
Purchase of treasury stock	(204)	(155)	(1,435)
Net cash used by financing activities	(8,331)	(29,649)	(30,094)
Net increase in cash and cash equivalents	26,698	2,172	1,384
Cash and cash equivalents, beginning of period	9,509	7,337	5,953
Cash and cash equivalents, end of period	$36,207	$9,509	$7,337

Supplemental cash flow information
Cash paid during the year for - Income taxes (net of refunds)	$11,098	$8,046	$2,979

The accompanying notes to the consolidated financial statements are an integral part of these statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Consolidation

          The consolidated financial statements include the financial results of Renaissance Learning, Inc. (“Renaissance Learning”) and our subsidiaries (collectively, the “Company”). All significant intercompany transactions and accounts have been eliminated in consolidation.

(2)	Nature of operations

          Renaissance Learning, Inc. is a leading provider of technology for personalizing reading, math, and writing practice for pre-kindergarten through senior high (“pre-K-12”) schools and districts. Our products accelerate learning and improve test scores by facilitating increased student practice of essential skills, increasing the quality, quantity, and timeliness of performance data available to educators, helping educators motivate students, and providing student access to low cost computing solutions.

          Our educational software covers a wide range of subject areas including reading, early literacy, math, writing, vocabulary, and language acquisition. Our flagship product is Accelerated Reader, which provides educators with information for motivating and monitoring increased literature-based reading practice and to support instruction. Our software and service brands also include: STAR Reading, STAR Early Literacy, Successful Reader, Read Now Power Up!, Accelerated Math, STAR Math, MathFacts in a Flash, and English in a Flash.

          Our hardware products include NEO laptop-computing devices that run curriculum-specific software focused on skills improvement and real-time formative assessments. The units offer schools the ability to provide students with significantly improved access to portable computing at a fraction of the cost of conventional personal computers. Our 2Know! response system allows educators to easily encourage student classroom participation and obtain instantaneous feedback that can be used to quickly assess student comprehension and performance. Additionally, we sell our patented AccelScan optical-mark card scanner, which is used primarily with Accelerated Math to automate scoring and recordkeeping tasks.

          We offer a full line of professional service and support solutions that integrate with, complement, and enhance the effectiveness of, our products. Sold separately or bundled with our products to provide a complete solution, our service offerings include professional development and product training seminars and conferences, report and data analysis, program evaluation, implementation coaching, remote web-based training, software support, software installation, database conversion and integration services and application hosting.

          We utilize reseller channels to sell our software and hardware products. Currently, we receive approximately 7% of our orders from resellers.

          We have resale arrangements with various book dealers and book publishers that sell our software products to their customers, the end-users. Resellers of our software do not stock any product; rather they sell software subscriptions or other electronically delivered content to their customers. We provide the subscription software to the end-user and recognize the related revenue over the period of the subscription. For other electronic content, we provide the product keys to the end-user customer, which allow for immediate download and recognize the revenue when we provide the key.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

          Some of our hardware products are also distributed by various third-party resellers. We recognize the revenue from hardware sales when we deliver the hardware to these resellers. We offer only limited return and stock exchange rights to our hardware resellers. Stock returns and exchanges are generally limited to 60 days, require the payment of a restocking fee, and must be accompanied by a new order for at least the same dollar amount. We accrue a provision for reseller price protection, stock returns, and exchanges when we ship the hardware to the reseller, however, due to the terms of our agreements with our hardware resellers and the low incidence of actual returns we have experienced, the amount is not currently, and has not historically, been significant.

(3)	Significant accounting policies

          (a)          Basis of presentation

          Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

          (b)          Use of estimates

          Preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (c)          Revenue recognition

          Revenues are recorded net of allowances for estimated returns, concessions, and bad debts.

          Product revenue is derived primarily from the sale of educational software and hardware. Revenue from sales of hardware is generally recognized when the product is shipped to the customer. Revenue recognition from sales of our software depends on whether the software is licensed on a perpetual basis or as a subscription. We recognize revenue from perpetually licensed software upon delivery to customers. Subscription-based software sales are recognized as revenue on a straight-line basis over the subscription period.

          Service revenue is derived primarily from: (i) product support services, (ii) professional development and product training seminars and conferences, (iii) application hosting, (iv) technical services, (v) consulting, and (vi) other remote services. Product support services included with sales of perpetually licensed software have a duration of 12 months or less and the associated revenue is recognized at the time the software is shipped with the related costs of providing the telephone support accrued for at the same time. Revenue from professional development and product training seminars and conferences is recognized when the seminar or conference is held. Revenue from other product support services and application hosting is initially recorded as deferred revenue and then recognized as revenue on a straight-line basis over the term of the agreement, typically 12 months. Revenue from technical services, consulting and other remote services is recognized as the services are performed or on a straight-line basis over the contractual period.

          Revenue and cost of revenue from bundled arrangements are allocated between product and services in our consolidated statement of operations. For revenue, the basis of allocation is the relative value of each element of the bundled arrangement when sold separately in actual transactions with customers. Costs of sales are based on the actual cost of delivering the products and rendering the services.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          Deferred revenue includes (i) amounts invoiced for products not yet delivered and services not yet performed, (ii) advance invoicing on contracts, and (iii) that portion of support agreements and subscription-based product sales that has not yet been recognized as revenue.

          (d)          Impairment or Disposal of Long-Lived Assets

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

          Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. Estimating fair value may require that we forecast future cash flows related to the asset subject to review. These forecasts require assumptions about demand for our products and services, future market conditions, technological developments, the appropriate discount rate, and future growth rates. Changes to these assumptions could result in an impairment charge in future periods.

          We performed testing of our goodwill and other intangible assets at December 31, 2009 and 2008. Our testing in 2009 indicated that there was no impairment of our goodwill and other intangible assets. Our testing in 2008 indicated that the goodwill and other intangible assets related to the 2005 acquisition of the AlphaSmart laptop business were impaired. See Note 4 for additional information.

          (e)          Cash and cash equivalents

          Cash amounts on deposit at banks, money market funds, and highly liquid debt instruments purchased with an original maturity date of three months or less are included in cash and cash equivalents. Cash and cash equivalents consisted solely of cash and money market funds at December 31, 2009 and 2008.

          (f)          Investment securities

          Debt securities have an original maturity of more than three months and a remaining maturity of less than 24 months. Our investments in debt securities consist of certificates of deposit, auction rate securities, and municipal bonds. Municipal bonds are classified as held-to-maturity and are carried at amortized cost. The fair value of our debt securities listed below is based on quoted market prices.

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

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Investment securities at December 31:
	2009		2008
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt securities due in less than 1 year:
Municipal bonds	$2,528	$2,534	$4,894	$4,940
Certificates of deposit	750	748	—	—
Current investment securities	3,278	3,282	4,894	4,940
Debt securities due in 1 to 2 years:
Municipal bonds	1,490	1,489	2,002	2,015
Certificates of deposit	1,250	1,246	—	—
Equity securities:
Mutual fund investments	1,910	1,910	1,381	1,381
Non-current investment securities	4,650	4,645	3,383	3,396
Total investment securities	$7,928	$7,927	$8,277	$8,336

(g)	Inventories

          Inventories are carried at the lower of first-in, first-out (FIFO) cost or market. Inventories primarily consist of purchased materials, which include laptop computing devices, optical-mark card scanners, interactive response systems, educational products, training materials, manuals, and motivational items.

(h)	Advertising costs

          Advertising costs are expensed as the advertising takes place. Advertising expenses for 2009, 2008, and 2007 were approximately $3.6 million, $4.2 million and $4.6 million, respectively.

(i)	Property, plant and equipment

          Property, plant, and equipment are recorded at cost and are depreciated over their estimated useful lives using principally the straight-line method for financial reporting purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that significantly extend the useful life of an asset are added to the plant and equipment accounts. Depreciation expense was $2.1 million, $2.8 million and $2.8 million for 2009, 2008 and 2007, respectively.

          The estimated useful lives for property, plant, and equipment are as follows: buildings-25 to 40 years; furniture, fixtures and office equipment-5 to 8 years; computer and production equipment-3 to 5 years; vehicles-5 years; and leasehold improvements-the lease term.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Net property plant and equipment at December 31:
(In Thousands)	2009	2008

Land and improvements	$1,133	$1,146
Buildings	9,440	9,520
Furniture, fixtures and office equipment	3,682	4,088
Computer and production equipment	13,238	12,771
Other	666	1,511
Total property, plant and equipment	28,159	29,036
Less - accumulated depreciation and amortization	21,311	20,415
Property, plant and equipment, net	$6,848	$8,621

(j)	Software development costs

          We capitalize certain software development costs incurred after technological feasibility is achieved. Capitalized costs are reported at the lower of amortized cost or net realizable value. Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over their estimated economic life, which is generally estimated to be 24 months. Amortization begins when the products are available for general release to customers. All other research and development expenditures are charged to product development expense in the period incurred. When capitalized software is fully amortized, the balance is removed from the capitalized software and accumulated amortization accounts. Amounts capitalized were approximately $0.0 million, $0.1 million and $0.2 million in 2009, 2008, and 2007, respectively. Amortization expense of approximately $0.2 million, $0.4 million and $0.5 million for 2009, 2008 and 2007, respectively, is included in cost of sales-products in the consolidated statements of income. At December 31, 2009 and 2008, accumulated amortization of capitalized software development costs was $0.2 million and $0.2 million, respectively.

(k)	Sales and concentration of credit risks

          We grant trade credit to our customers in the ordinary course of business. The majority of our customers are schools or school districts, although we do sell some of our products through resellers. Concentrations of credit risk with respect to trade receivables are limited due to the significant number of customers and their geographic dispersion. In 2009, 2008, and 2007, no single customer represented more than 10% of net sales or accounts receivable.

(l)	Share-based compensation

          Restricted shares or restricted stock units are granted to certain employees and our directors. For employees, restricted stock awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board. Restricted stock awards to employees are expensed over the vesting period and those made to our non-employee directors are expensed when granted (see Note 11). Any tax benefit from the compensation deduction allowed for tax purposes that are in excess of reported compensation expense (excess tax benefits) is reflected in our statements of cash flow as a financing cash flow.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(m)	Earnings per common share

          Basic earnings per common share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. Participating securities include unvested restricted share awards that have a nonforfeitable right to dividends or dividend equivalents. Common shares and participating securities issued or reacquired during the period are weighted for only the portion of the period during which they were outstanding.

          Diluted earnings per common share (“Diluted EPS”) has been computed based on the weighted average number of common shares and other participating securities outstanding, increased by the number of additional common shares that would have been outstanding if the potentially dilutive stock option shares and non-participating restricted share awards had been issued.

          The computation of Diluted EPS does not assume conversion, exercise, or contingent issuance of securities that may have an antidilutive effect on earnings per share (“Antidilutive Securities”). Antidilutive Securities include: (i) stock options with an exercise price greater than the average market price for the period, (ii) non-participating restricted stock awards with a grant price greater than the average market price for the period, (iii) non-participating restricted stock awards with unearned compensation costs attributable to future service which exceed the average market price for the period, and (iv) in a period with a loss, all stock options and non-participating restricted stock awards. For the years ended December 31, 2009, 2008 and 2007, the number of Antidilutive Securities were approximately 603,000, 753,000 and 835,000, respectively.

Weighted average shares outstanding and earning per share:
	2009	2008	2007
Basic weighted average shares outstanding	29,222,327	29,101,765	29,014,945
Dilutive effect of outstanding stock options	—	—	2,982
Dilutive effect of non-participating restricted shares	60	—	163
Diluted weighted average shares outstanding	29,222,387	29,101,765	29,018,090

Earnings (loss) per share, basic and diluted	$.68	$(1.18)	$.26

          In June 2008, the FASB issued an amendment to its previously released guidance on determining whether instruments granted in share-based payment transactions are participating securities, which became effective for us at the beginning of our 2009 fiscal year. The new guidance requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share. This also requires retroactive restatement of earnings per share for all prior periods presented in the financial statements and footnotes. Adoption of this amendment did not have a material impact on our basic or diluted earnings per share.

As previously reported:
	2008	2007
Basic weighted average shares outstanding	28,761,366	28,792,337
Dilutive effect of outstanding stock options	—	2,982
Dilutive effect of non-participating restricted shares	—	31,301
Diluted weighted average shares outstanding	28,761,366	28,826,620

Earnings (loss) per share, basic and diluted	$(1.20)	$.26

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(n)	Income taxes

          Income Taxes are accounted for using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between financial and tax accounting of revenue and expense items (see Note 5). When it is anticipated that a deferred tax asset is not likely to be fully realized, we are required to record a valuation allowance against that deferred tax asset.

          In the ordinary course of business, there is inherent uncertainty in quantifying the ultimate outcome of positions taken on income tax returns. For uncertain tax positions, we are required to reserve all or a portion of the related tax benefit based on our evaluation of the relevant facts, circumstances, and information available at the reporting dates. Amounts reserved for uncertain tax positions are not recognized into income until: (i) the closing of the statute of limitations, (ii) a significant change in facts or circumstances that would require a revision of the estimated amount reserved, or (iii) settlement of the issue with the appropriate tax authority. See Note 6 for additional disclosures regarding uncertain tax position.

(o)	Comprehensive income (loss)

          Our comprehensive income (loss) includes foreign currency translation adjustments, which are included in accumulated other comprehensive income in the consolidated statements of shareholders’ equity. At December 31, 2009, 2008 and 2007, accumulated other comprehensive income consisted entirely of foreign currency translation adjustments, which resulted from translation of the balance sheets of our international operations to U.S. dollars using the exchange rate in effect on the balance sheet date.

(p)	Shipping and handling revenues and costs

          We include shipping and handling fees billed to customers in net sales. The related shipping and handling costs are included in cost of sales.

(q)	Sales, use and value added taxes

          We do not include sales, use, value added or similar taxes billed to customers in net sales.

(r)	Product warranty and support obligations

          We recognize expense for the estimated costs of hardware warranties and software support at the time the related revenue is recognized. For hardware warranty, we estimate the costs based on historical and projected product failure rates, historical and projected repair costs and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions vary depending upon the product sold, but generally include technical support, parts and repair labor over a period generally ranging from 90 days to three years. For software warranty, we estimate the costs to provide customers with service during the term of the support period. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty and support liabilities and adjust the amounts as necessary.

          Changes in our aggregate product warranty and support obligations are shown in the following table. Amounts expensed for and costs of providing warranty support include amounts related to original warranties, extended service contracts, and software subscription support.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Product warranty and support obligations:
(In Thousands)
Balance at December 31, 2007	$1,303
Amount expensed for new warranty and support obligations and changes in estimates for pre-existing obligations	4,015
Cost of warranty and support provided during the year	(4,152)
Balance at December 31, 2008	1,166
Amount expensed for new warranty and support obligations and changes in estimates for pre-existing obligations	3,505
Cost of warranty and support provided during the year	(3,799)
Balance at December 31, 2009	$872

          Our deferred revenue for product warranty and support obligations was $5.1 million and $3.4 million at December 31, 2009 and 2008, respectively.

          (s)        Fair value measurements

          Certain of our assets and liabilities are reported at fair value in our consolidated financial statements. US GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels with level 1 inputs having the highest priority, followed by level 2, and lastly, level 3. Level 1 inputs consist of quoted prices in active markets for identical assets and liabilities. Level 2 inputs are other observable evidence of fair value, such as: quoted prices for similar assets and liabilities or other market-corroborated evidence of fair value. Level 3 inputs are unobservable evidence of fair market value, such as: a discounted cash flows model or other pricing model.

          The tables below provide fair value measurement information for these assets and liabilities as of December 31, 2009 and 2008. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including income taxes payable and accrued expenses), approximated fair value at December 31, 2009 and 2008 and accordingly those assets and liabilities are not presented in the following tables.

2009			Fair Value Measurements Using
(In Thousands)	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Current investment securities	$3,278	$3,282	$—	$3,282	$—
Non-current investment securities	2,740	2,735	—	2,735	—
Assets held related to SERP plan (see Note 10)	1,910	1,910	1,910	—	—

2008			Fair Value Measurements Using
(In Thousands)	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Current investment securities	$4,894	$4,940	$—	$4,940	$—
Non-current investment securities	2,002	2,015	—	2,015	—
Assets held related to SERP plan (see Note 10)	1,381	1,381	1,381	—	—

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(4)          Goodwill and other intangible assets

          Under US GAAP, goodwill is not amortized and we are required to assess goodwill annually for impairment by applying a fair-value-based test. We performed testing of our goodwill and other intangible assets at December 31, 2009 and 2008. Fair values of our goodwill and other intangible assets were estimated using the expected present value of future cash flows which rely on estimates, judgments and assumptions (see Note 3(d)) that we believe were appropriate in the circumstances. In 2008, we recorded a material impairment charge related to goodwill and other intangibles.

          Our testing in 2009 indicated that there was no impairment of our goodwill and other intangible assets. Our testing in 2008 indicated that the goodwill and other intangible assets related to the 2005 acquisition of the AlphaSmart laptop business were impaired. In 2007 and 2006, our laptop revenues decreased due in part to difficulties in integrating the selling operations of AlphaSmart into our overall organization; however, we expected various strategic initiatives would result in improved order rates and financial results for this business in 2008 and beyond. Early results in 2008 were encouraging, but the worsening economic climate resulted in schools and districts becoming very cautious with their spending, causing laptop orders to decline sharply in the fourth quarter of 2008. Laptops are generally viewed as a more discretionary purchase in times of tight school budgets and curtailed spending. As we believe the economic problems and the related impact on the laptop business could be relatively prolonged, we lowered our forecast for laptop orders, which resulted in an impairment charge to goodwill of $44.0 million and an impairment charge to customer relationships of $0.9 million. In addition, we made a strategic decision to discontinue future use of the AlphaSmart tradename, which resulted in a complete write off of the tradename intangible in the amount of $3.0 million.

Summary of changes in goodwill:
(In Thousands)	2009	2008

Original cost	$46,745	$47,065
Accumulated impairment losses	(43,995)	—
Net balance at beginning of year	2,750	47,065
Impairment losses	—	(43,995)
Other goodwill adjustments	—	(205)
Currency translation	77	(115)
Balance at December 31:	$2,827	$2,750

          The customer relationships intangible has a 10-year estimated useful life and is being amortized on an accelerated method. The following table sets forth the actual amortization expense for the last three fiscal years and estimated amortization expense for the next five fiscal years.

(In Millions)	Amortization Expense
2007 (actual)	$0.5
2008	0.5
2009	0.3

2010 (estimated)	$0.2
2011	0.2
2012	0.1
2013	0.1
2014	0.1

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Other intangibles at December 31:
	2009		2008
(In Thousands)	Tradename	Customer Relationships	Tradename	Customer Relationships
Gross amount	$—	$4,150	$3,000	$4,150
Accumulated amortization	—	(2,303)	—	(2,022)
Impairment	—	(950)	(3,000)	(950)
Net carrying value	$—	$897	$—	$1,178

(5)        Income taxes

             In 2009 the annual effective rate of our provision for income taxes was 35.7% compared to -20.5% in 2008. Excluding the tax effect of the impairment charge to goodwill and other intangibles, our effective rate in 2008 was 36.7%. Since the write down of the AlphaSmart goodwill is not deductible for income tax purposes it did not generate a tax benefit, which resulted in tax expense of $5.8 million during 2008 in spite of the reported pre-tax loss. The tax accounting treatment of the goodwill write down is the primary reason for the difference between the actual rate of -20.5% and the 2009 effective rate.

Provision for income taxes:
(In Thousands)	2009	2008	2007
Current tax provision:
U.S. federal	$10,167	$6,504	$5,081
State and local	447	541	696
Foreign	47	73	69
Total current tax provision	10,661	7,118	5,846
Deferred tax provision:
U.S. federal	375	(1,198)	(1,231)
State and local	18	(72)	(74)
Total deferred tax provision	393	(1,270)	(1,305)
Provision for income taxes	$11,054	$5,848	$4,541

Effective rate reconciliation:
	2009		2008		2007
(In Thousands)	Amount	%	Amount	%	Amount	%

Income tax provision at statutory tax rate	$10,842	35.0%	$(10,007)	35.0%	$4,239	35.0%

State and local taxes, net of federal tax benefit	730	2.4%	432	(1.5%)	379	3.1%
Federal tax credits and exclusions	(758)	(2.5%)	(509)	1.8%	(469)	(3.9%)
Provision for uncertain tax positions	68	0.2%	249	(0.9%)	507	4.2%
Goodwill impairment	—	—	15,398	(53.9%)	—	—
Other	172	0.6%	285	(1.0%)	(115)	(0.9%)
Provision for income taxes	$11,054	35.7%	$5,848	(20.5%)	$4,541	37.5%

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Deferred taxes at December 31:
(In Thousands)	2009	2008
Current deferred tax assets:
Deferred revenue	$1,240	$1,742
Expenses not currently deductible	2,587	2,441
Net current deferred tax assets	3,827	4,183
Noncurrent deferred tax assets (liabilities):
Deferred revenue	92	105
Expenses not currently deductible	1,808	1,888
Depreciation and amortization	1,075	780
Intangibles	(167)	(31)
Net noncurrent deferred tax asset	2,808	2,742
Total deferred tax assets	$6,635	$6,925

(6)	Uncertain Tax Positions

          We file income tax returns with the U.S., various states and certain foreign jurisdictions. Our most significant jurisdictions are the U.S. and the state of Wisconsin. We are no longer subject to examinations by the U.S. for years before 2006. We are no longer subject to examinations by Wisconsin for years before 2007. For the remaining jurisdictions, with few exceptions, we are no longer subject to examinations by tax authorities for years before 2005. We are not currently under examination by the U.S. Internal Revenue Service or the state of Wisconsin.

Reconciliation of beginning and ending amount of unrecognized tax benefits:
(In Thousands)	Tax	Interest & penalties	Total
Balance at January 1, 2008	$3,689	$1,415	$5,104
Additions for tax positions related to the current year	512	28	540
Additions for tax positions of prior years	114	40	154
Reductions due to lapse of applicable statute of limitations	(302)	(81)	(383)
Settlements	(385)	(162)	(547)
Balance at December 31, 2008	3,628	1,240	4,868
Additions for tax positions related to the current year	654	18	672
(Deductions) additions for tax positions of prior years	(161)	439	278
Reductions due to lapse of applicable statute of limitations	(342)	(112)	(454)
Settlements	(383)	(180)	(563)
Balance at December 31, 2009	$3,396	$1,405	$4,801

          Included in the unrecognized tax benefits of $3.4 million at December 31, 2009 is $2.9 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We have an unresolved tax dispute with the state of Wisconsin related to our 2000-2006 tax returns for which we believe it is reasonably possible a settlement could be reached sometime in 2010. The actual timing of any settlement or the amount thereof is highly uncertain. The total amount of unrecognized tax benefits related to this issue are approximately $0.7 million, inclusive of tax, interest and penalties. We have not recognized any of the tax benefits related to the items disputed with Wisconsin, so any settlement will decrease the balance of our unrecognized tax benefits. Excluding the effects of the possible settlement of this tax dispute, we do not anticipate that our total amount of unrecognized tax benefits will significantly change during 2010. We do not anticipate being required to make any payments related to tax positions that will have a significant adverse impact on our financial position, results of operations or shareholders’ equity.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(7)	Lines of credit

          As of December 31, 2009, we have a $15.0 million secured revolving line of credit with a bank, which is available until July 1, 2010. The line of credit bears interest at either a floating rate or a fixed rate for a period of up to 90 days based on LIBOR plus 1.5%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until April 30, 2010, which bears interest at the prime rate less 1.0%. We did not draw on the lines of credit during 2009, 2008 or 2007.

(8)	Lease commitments

          We are party to various operating leases for office and warehouse facilities we occupy to carry out our business operations. Certain of these leases provide for scheduled rent increases based on price-level factors. We have not entered into leases that call for contingent rent. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Approximate rent expense for 2009, 2008, and 2007 was $1.7 million, $1.6 million and $2.2 million, respectively.

          Future approximate minimum rental payments (including estimated operating costs) required under operating leases as of December 31, 2009 are as follows:

(In Thousands)
2010	$1,468
2011	862
2012	693
2013	556
2014	161
After 2014	4
$3,744

(9)	Litigation

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

          Employer matching contributions are currently $0.75 for each $1.00 contributed by a participant and are limited to a maximum of 4.5% of a participant’s pretax compensation. For those employees participating in the SERP, the maximum employer contribution is determined on a combined basis with the 401(k) plan. Discretionary employer contributions may also be made to the plans. No discretionary contributions were made to the plans in 2009, 2008, or 2007.

          SERP participants elect to defer receipt of a portion of their compensation and invest their deferrals in certain mutual funds, which are nearly identical to the investment selections offered to participants in our 401(k) plan. The liability for the SERP is included in deferred compensation and other employee benefits. The SERP is fully funded and the related investments are classified as investment securities on our consolidated balance sheets. Our liability for the SERP was $1.9 million at December 31, 2009 and $1.3 million, at December 31, 2008.

Summary of expense related to retirement plans:
(In Thousands)	2009	2008	2007
Employer matching contribution - 401(k) plan	$1,601	$1,573	$1,459
Employer matching contribution - SERP	16	18	18
Total	$1,617	$1,591	$1,477

(11)	Equity Compensation Plan

          We have established the 1997 Stock Incentive Plan (the “Plan”) for our officers, key employees, non-employee directors, and consultants. A combined maximum of 6.0 million options, stock appreciation rights (“SARs”) and share awards may be granted under the Plan. No incentive stock options (“ISOs”) or SARs have been granted under the Plan. At December 31, 2009, there were approximately 1.9 million shares available for issuance under the Plan.

          During the year ended December 31, 2009, we recognized approximately $1.5 million in share-based compensation expense related to restricted stock. During the year ended December 31, 2008, we recognized compensation expense of approximately $1.4 million related to restricted stock. Cash received from stock option exercises was $0 in 2009 and approximately $262,000 in 2008. The total income tax benefit related to share-based compensation, which is recorded in additional paid-in capital, was approximately $34,000 and $113,000 for the years ended December 31, 2009 and 2008, respectively.

          (a) Stock option awards - Options granted under the Plan may be in the form of nonqualified stock options (“NSOs”) or, ISOs, which comply with Section 422 of the Internal Revenue Code. The exercise price of the options is the market value of our common stock at the date of grant. Options become exercisable ratably over their respective vesting period, which ranges from immediate vesting up to a four-year vesting period. The options expire 10 years from the grant date.

          We did not grant any stock options during 2009 or 2008. The weighted average grant date fair value per share of options granted during 2007 was $12.37. The total intrinsic value of options exercised during the years ended 2009, 2008 and 2007 were $0, $25,857, and $4,592, respectively.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          For options granted during 2007, the fair value per share was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yield	2.01%
Expected volatility	48.21%
Risk-free interest rate	4.37%
Expected life (in years)	5

          The following tables provide a summary of option activity under the Plan during 2009 and information about options outstanding as of December 31, 2009:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at beginning of year	750,449	$23.64
Granted	—	—
Exercised	—	—
Forfeitures	(149,625)	22.34

Outstanding at end of year	600,824	$23.96	2.6	$0

Options exercisable at end of year	600,824	$23.96	2.6	$0

Range of exercise price	Options	Weighted average exercise price	Weighted average remaining contractual term (years)
$8.00 to $16.00	4,522	$14.77	0.3
$16.01 to $22.00	269,697	16.90	3.1
$22.01 to $29.00	83,840	24.47	4.6
$29.01 to $34.00	173,894	30.63	1.4
$34.01 to $40.00	68,337	34.64	1.6
$40.01 to $52.00	534	51.49	1.6
$8.00 to $51.58	600,824	$23.96	2.6

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          (b) Restricted stock awards – Restricted shares or restricted stock units (‘Restricted Stock Awards”) are granted to certain employees and our non-employee directors. For employees, Restricted Stock Awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board. Restricted Stock Awards to employees are expensed over the vesting period, and those made to our non-employee directors are expensed when granted. Unearned restricted stock compensation is recorded based on the market price on the grant date and is expensed equally over the vesting period.

          The weighted average grant date fair value of Restricted Stock Awards granted during 2009, 2008 and 2007 was $9.37, $12.33, and $12.93 respectively. The weighted average vest date fair value of Restricted Stock Awards vested during the years ended 2009, 2008, and 2007 was $11.29, $13.18, and $12.66, respectively.

          The following table provides a summary of Restricted Stock Award activity under the Plan during 2009 and information about unvested Restricted Stock Awards as of December 31, 2009:

Nonvested Restricted Stock Awards	Shares	Weighted average grant date fair value	Weighted average remaining vesting period (years)	Aggregate intrinsic value ($000)
Outstanding at beginning of year	329,282	$13.57
Granted	128,955	9.37
Vested	(127,653)	11.29
Forfeitures	(11,033)	12.39
Outstanding at end of year	319,551	$12.82	2.4	$3,630

Unrecognized compensation expense at December 31, 2009 ($000)	$2,100

(12)	Shareholders’ equity

          On April 17, 2002, our Board of Directors authorized a repurchase program, which provides for the repurchase of up to 5.0 million shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of an additional 3.0 million shares under the stock repurchase program. On February 6, 2008, our Board of Directors authorized the repurchase of an additional 1.0 million shares under the stock repurchase program.

          No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. We repurchase shares on the open market as well as from employees who elect to surrender shares at the time of vesting to pay their payroll withholding taxes. Repurchased shares will become treasury shares and may be used for equity compensation plans, stock-based employee benefit plans and for other general corporate purposes. Since initial authorization was granted, we have repurchased approximately 7.8 million shares of common stock at a cost of $135.2 million under this repurchase program.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Summary of 2009 stock repurchase activity:
	Number of shares repurchased	Weighted average repurchased price per Share*	Aggregate annual cost of repurchased stock* ($000)

2009	22,148	$9.23	$204
2008	11,650	13.25	154
2007	117,480	12.22	1,435

* Includes broker commission

          On April 14, 1999, our shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the authorized common stock of the Company from 50.0 million shares to 150.0 million shares with a $.01 par value per share. The Company’s Amended and Restated Articles of Incorporation also includes authorization to issue up to 5.0 million shares of preferred stock with a $.01 par value per share. No preferred stock has been issued.

(13)	Segment information

          We determine our operating segments based on the information used by our executive officers to allocate resources and assess performance. As a result of certain operational changes, the Company determined in the fourth quarter 2009 that it had two reportable segments instead of one as previously reported. Prior periods have been restated to show the results of the two reportable segments. Gross profit is the primary measurement our executive officers use to assess segment performance. Our reportable segments are:

● Educational Software and Services. This segment derives its revenue from our software products; services related to our software such as product support, professional development, hosting, and other technical services; scanners sold for use with our math software; our reading intervention products; and various classroom resources such as printed materials and motivational items.

● Educational Hardware. This segment derives its revenue from our laptops, classroom response systems, and services such as professional development, and extended support plans sold in connection with these hardware products.

          The accounting polices of the segments are the same as those described in Note 3 Significant Accounting Policies. There are no intercompany transactions between the segments. All segment revenues are with external customers. International revenues and operations are not significant at this time. We do not segregate assets by segments in assessing segment performance since substantially all assets are multi-use and shared between the two segments. Depreciation and amortization included in segment gross profit is not material.

Segment Revenues:
(In Thousands)	Educational Software and Services	Educational Hardware	Consolidated Total
2009	$99,327	$22,186	$121,513
2008	92,517	22,706	115,223
2007	85,068	22,864	107,932

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Segment profitability:
	Segment Gross Profit			Reconciliation to Net Income Before Tax
(In Thousands)	Educational Software and Services	Educational Hardware	Consolidated Total	Consolidated Operating Expenses		Other Income	Consolidated Net Income Before Tax
2009	$84,628	$11,464	$96,092	$65,567		$452	$30,977
2008	75,552	11,914	87,466	116,877	*	819	(28,592)
2007	68,136	12,293	80,429	69,499		1,178	12,108

        * 2008 operating expense includes goodwill and intangibles impairment charges of $47.9 million (see Note 4).

(14)	Quarterly results of operations (unaudited)

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

	Quarter Ended
(In Thousands, Except Per Share Amounts)	March 31	June 30	September 30	December 31
2009
Net sales	$28,870	$28,464	$31,754	$32,425
Gross profit	22,968	22,106	24,642	26,376
Operating income	6,133	6,606	7,577	10,209
Income - before income taxes	6,281	6,640	7,795	10,261
Income taxes	2,374	2,510	2,590	3,580
Net income	3,907	4,130	5,205	6,681
Earnings per share:
Basic and diluted	0.13	0.14	0.18	0.23
Common stock price per share:
High	9.78	10.18	10.82	11.98
Low	6.35	8.33	8.94	9.08
2008
Net sales	$29,386	$28,047	$28,200	$29,590
Gross profit	21,589	21,515	21,360	23,002
Operating income (loss)	4,055	4,915	3,660	(42,041)
Income (loss) - before income taxes	4,223	5,087	3,935	(41,837)
Income taxes	1,605	1,753	1,365	1,125
Net income (loss)	2,618	3,334	2,570	(42,962)
Earnings (loss) per share:
Basic and diluted	0.09	0.11	0.09	(1.47)
Common stock price per share:
High	14.82	15.06	15.04	13.64
Low	12.58	11.21	10.58	6.61

Earnings per share amounts for each quarter are required to be calculated independently and therefore may not total to the amount calculated for the full year.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(15)	Recent accounting pronouncements

          In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to its previously released guidance on revenue arrangements with multiple deliverables. The amendment becomes effective at the beginning of our 2011 fiscal year; however, early adoption is permitted. The pronouncement addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. The pronouncement may be applied retrospectively or prospectively for new or materially modified arrangements. The company is currently assessing the impact the adoption of this guidance will have on the company’s consolidated financial statements.

          In October 2009, the FASB issued an amendment to its previously released guidance on revenue arrangements for tangible products that include software elements. The amendment becomes effective at the beginning of our 2011 fiscal year; however, early adoption is permitted. The pronouncement removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The pronouncement may be applied retrospectively or prospectively for new or materially modified arrangements. The company is currently assessing the impact the adoption of this guidance will have on the company’s consolidated financial statements.

          In June 2008, the FASB issued an amendment to its previously released guidance on determining whether instruments granted in share-based payment transactions are participating securities, which became effective for us at the beginning of our 2009 fiscal year. The new guidance requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share. This also requires retroactive restatement of earnings per share for all prior periods presented in the financial statements and footnotes. Adoption of this amendment did not have a material impact on our basic or diluted earnings per share.

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

          In December 2007, the FASB issued an amendment to its previously released guidance on business combinations, which became effective for us at the beginning of our 2009 fiscal year. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. Adoption of this amendment did not affect our consolidated financial statements.

          In December 2007, the FASB issued an amendment to its previously released guidance on noncontrolling interests in consolidated financial statements, which became effective for us at the beginning of our 2009 fiscal year. This will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. Adoption of this amendment did not materially affect our consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(16)	Subsequent event

          On February 10, 2010, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable March 8, 2010 to shareholders of record as of February 22, 2010.

          The company has evaluated all subsequent events that occurred up to the time of the company’s issuance of its financial statements on March 10, 2010.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2009.

          There has been no change in our internal control over financial reporting that has occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 and during the year then ended.

          The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B. Other Information

          Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)

Directors. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2010 under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)

Section 16 Compliance. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2010 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d)	Code of Ethics. We have adopted a code of ethics pursuant to Item 406 of Regulation S-K. A copy of our code of ethics is incorporated by reference herein (see Exhibit 14.1 of Exhibit Index).

(e)

Audit Committee and Audit Committee Financial Expert. The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2010 under the caption “Proposal One: Election of Directors - Audit Committee,” which information is incorporated by reference herein.

Item 11. Executive Compensation

          The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2010 under the captions “Executive Compensation,” “Non-Employee Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by Item 403 of Regulation S-K is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2010 under the caption “Security Ownership of Management and Certain Beneficial Owners,” which information is incorporated by reference herein.

          The information required by Item 201(d) of Regulation S-K is set forth below.

EQUITY COMPENSATION PLAN INFORMATION

          The following table sets forth certain information about shares of our common stock outstanding and available for issuance under our existing equity compensation plans, which consist of our 1997 stock incentive plan and our 1998 employee stock purchase plan (this latter plan is currently inactive). The table details securities authorized for issuance under our equity compensation plans as of December 31, 2009. The table below does not include awards, exercises, or cancellations under our equity compensation plans subsequent to December 31, 2009.

Common stock oustanding and available for issuance under existing equity compensation plans:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	600,824	$23.96	2,159,927	(1)
Equity compensation plans not approved by security holders(2)	N/A	N/A	N/A
Total	600,824	$23.96	2,159,927

(1) Of the 6,000,000 shares authorized for issuance under our 1997 stock incentive plan, 1,920,533 remain available for future issuance as of December 31, 2009. Under our 1998 employee stock purchase plan (ESPP), 239,394 shares remain available for future issuance. We did not offer the ESPP to employees in 2009 and do not intend to offer the plan to employees in 2010.

(2) Both of the company’s equity compensation plans have been approved by shareholders.

Item 13. Certain Relationships and Related Transactions

          The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2010 under the caption “Certain Relationships and Transactions,” which information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

          The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2010 under the caption “Audit Committee Report,” which information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(a) (2)	Financial Statement Schedules.

See the Exhibit Index, which is incorporated by reference herein.

(a) (3)	Exhibits.

See (b) below.

(b)	Exhibits.

See the Exhibit Index, which is incorporated by reference herein.

(c)	Financial Statements Excluded from Annual Report to Shareholders.

Not applicable.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENAISSANCE LEARNING, INC.

By:	/s/ Terrance D. Paul
Terrance D. Paul
Chief Executive Officer and a Director

Date: March 10, 2010

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Terrance D. Paul	Chief Executive Officer	March 10, 2010
Terrance D. Paul	(Principal Executive Officer)
and a Director

/s/ Mary T. Minch	Executive Vice President-	March 10, 2010
Mary T. Minch	Finance, Chief Financial Officer
and Secretary (Principal
Financial and Accounting
Officer)

Directors: Judith A. Paul, Addison L. Piper, John H. Grunewald, Mark D. Musick, Harold E. Jordan, and Randall J. Erickson

By:	/s/ Mary T. Minch	March 10, 2010
Mary T. Minch
Attorney-In-Fact*

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation of Registrant, as amended.(1)

3.2	Amended and Restated By-Laws of Registrant, as amended.(2)

4.1	Form of Stock Certificate.(3)

10.1	Amended and Restated Employee Stock Purchase Plan.(4)*

10.2	1997 Stock Incentive Plan (Amended and Restated Effective April 16, 2003).(5)*

10.3	Incentive Bonus Plan (Amended and Restated Effective July 1, 2008).(6)*

10.4	Form of Nonstatutory Stock Option Agreement between Registrant and certain employees and consultants.(7)*

10.5	Form of Nonstatutory Stock Option Agreement between Registrant and certain non-employee directors.(7)*

10.6	Form of Restricted Stock Agreement with certain executive officers.(8)*

10.7	Form of Restricted Stock Agreement with certain non-employee directors.(8)*

10.8	Form of Restricted Stock Unit Agreement with certain non-employee directors.(9)*

10.9	Form of Non-Employee Director Indemnification Agreement.(10)

10.10	Credit Agreement dated as of October 1, 2007 by and between Registrant and Wells Fargo Bank, National Association.(11)

10.11	First Amendment to Credit Agreement dated as of November 5, 2008 by and between Registrant and Wells Fargo Bank, National Association.(12)

10.12	Second Amendment to Credit Agreement dated as of July 1, 2009 by and between Registrant and Wells Fargo Bank, National Association. (13)

14.1	Code of Business Conduct and Ethics. (14)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Directors’ Powers of Attorney.

31.1	Section 302 Certification by Terrance D. Paul, Chief Executive Officer.

31.2	Section 302 Certification by Mary T. Minch, Chief Financial Officer.

32.1	Section 906 Certification by Terrance D. Paul, Chief Executive Officer.

32.2	Section 906 Certification by Mary T. Minch, Chief Financial Officer.

99.1	Schedule II – Valuation and Qualifying Accounts.

(1)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2001 (SEC File No. 0-22187).

(2)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000 (SEC File No. 0-22187).

(3)	Incorporated by reference to Registrant’s Amendment No. 2 to Form 8-A filed on August 9, 2006 (SEC File No. 0-22187).

(4)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2000 (SEC File No. 0-22187).

(5)	Incorporated by reference to Registrant’s Form S-8 filed on April 18, 2003 (SEC File No. 333-104622).

(6)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2008 (SEC File No. 0-22187).

(7)	Incorporated by reference to Registrant’s Form 8-K filed on March 7, 2005 (SEC File No. 0-22187).

(8)	Incorporated by reference to Registrant’s Form 8-K filed on May 10, 2006 (SEC File No. 0-22187).

(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006 (SEC File No. 0-22187).

(10)	Incorporated by reference to Registrant’s Form 8-K filed on January 29, 2007 (SEC File No. 0-22187).

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 0-22187).

(12)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2008 (SEC File No. 0-22187).

(13)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2009 (SEC File No. 0-22187).

(14)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2008 (SEC File No. 0-22187).

*	Management contract or compensatory plan or arrangement.

THE REGISTRANT WILL FURNISH A COPY OF ANY OF THE FOREGOING EXHIBITS UPON THE REQUEST OF A SHAREHOLDER AFTER THE PAYMENT OF A FEE BY SUCH SHAREHOLDER, WHICH SHALL REPRESENT REGISTRANT’S REASONABLE EXPENSES INCURRED IN FURNISHING ANY SUCH EXHIBIT. REQUESTS SHOULD BE SENT TO RENAISSANCE LEARNING, INC., 2911 PEACH STREET, P.O. BOX 8036, WISCONSIN RAPIDS, WISCONSIN 54495-8036, ATTENTION: CORPORATE SECRETARY.