Form 10-Q
period 2010-03-31
RENAISSANCE LEARNING INC
filed 2010-05-07
CIK 1030484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM .................... TO ....................

Commission file number: 0-22187

RENAISSANCE LEARNING, INC.

(Exact name of Registrant as specified in its charter)

Wisconsin	39-1559474
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.01 par value	29,314,119

RENAISSANCE LEARNING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Thousands, Except Share and Per Share Amounts)	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$40,317	$36,207
Investment securities	4,092	3,278
Accounts receivable, less allowance of $1,122 and $1,392, respectively	8,914	10,535
Inventories	3,142	4,290
Prepaid expenses	2,002	1,962
Income taxes receivable	1,584	3,679
Deferred tax asset	3,828	3,827
Other current assets	591	629
Total current assets	64,470	64,407
Investment securities	3,010	4,650
Property, plant and equipment, net	6,741	6,848
Deferred tax asset	2,467	2,808
Goodwill	2,843	2,827
Other intangibles, net	843	897
Capitalized software, net	—	22
Other non-current assets	707	807
Total assets	$81,081	$83,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,410	$921
Deferred revenue	45,306	54,224
Payroll and employee benefits	7,944	5,404
Other current liabilities	2,686	2,648
Total current liabilities	57,346	63,197
Deferred revenue	5,707	5,262
Deferred compensation and other employee benefits	1,971	1,871
Income taxes payable	3,765	4,801
Other noncurrent liabilities	147	184
Total liabilities	68,936	75,315
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000;issued: 34,736,647 shares at March 31, 2010 and December 31, 2009	347	347
Additional paid-in capital	51,175	51,159
Retained earnings	53,994	50,255
Treasury stock, at cost: 5,435,394 shares at March 31, 2010; 5,461,905 shares at December 31, 2009	(93,196)	(93,659)
Accumulated other comprehensive income (loss)	(175)	(151)
Total shareholders’ equity	12,145	7,951
Total liabilities and shareholders’ equity	$81,081	$83,266

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
(In Thousands, Except per Share Amounts)	2010	2009
Net Sales:
Products	$21,839	$20,661
Services	10,384	8,209
Total net sales	32,223	28,870
Cost of sales:
Products	3,498	2,996
Services	3,491	2,906
Total cost of sales	6,989	5,902
Gross profit	25,234	22,968
Operating expenses:
Product development	4,099	4,451
Selling and marketing	10,345	8,921
General and administrative	3,401	3,463
Total operating expenses	17,845	16,835
Operating income	7,389	6,133
Other income, net	239	148
Income before taxes	7,628	6,281
Income taxes	1,845	2,374
Net income	$5,783	$3,907

Earnings per share:
Basic and diluted	$0.20	$0.13

Cash dividends declared per share	$0.07	$0.07

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(In Thousands)	2010	2009
Reconciliation of net income to net cash provided by operating activities:
Net income (loss)	$5,783	$3,907
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	628	710
Amortization of investment discounts/premiums	27	15
Share-based compensation expense	494	457
Deferred income taxes	341	3
(Gain) loss on sale of property	—	(109)
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	1,621	1,446
Inventories	1,148	604
Prepaid expenses	(40)	222
Income taxes	1,065	2,323
Accounts payable and other liabilities	3,030	2,446
Deferred revenue	(8,473)	(8,767)
Other	(92)	(356)
Net cash provided by operating activities	5,532	2,901
Cash flows from investing activities:
Purchase of property, plant and equipment	(348)	(144)
Maturities/sales of investment securities	985	2,135
Net proceeds from sale of property	—	774
Net cash provided by investing activities	637	2,765
Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	6	6
Dividends paid	(2,044)	(2,036)
Purchase of treasury stock	(21)	(29)
Net cash used by financing activities	(2,059)	(2,059)
Net increase in cash and cash equivalents	4,110	3,607
Cash and cash equivalents, beginning of period	36,207	9,509
Cash and cash equivalents, end of period	$40,317	$13,116

See accompanying notes to condensed consolidated financial statements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Consolidation

The consolidated financial statements include the financial results of Renaissance Learning, Inc. (“Renaissance Learning”) and our subsidiaries (collectively, the “Company”).

2. Basis of Presentation

The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”), which is on file with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three-month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

Weighted average shares outstanding:
	Three Months ended March 31,
	2010	2009
Basic weighted average shares outstanding	29,289,258	29,100,186
Dilutive effect of non-participating restricted shares	607	—
Dilutive weighted average shares outstanding	29,289,865	29,100,186

The computation of Diluted EPS does not assume conversion, exercise, or contingent issuance of securities that may have an antidilutive effect on earnings per share (“Antidilutive Securities”).  Antidilutive Securities include: (i) stock options with an exercise price greater than the average market price for the period, (ii) non-participating restricted stock awards with a grant price greater than the average market price for the period, (iii) non-participating restricted stock awards with unearned compensation costs attributable to future service which exceed the average market price for the period, and (iv) in a period with a loss, all stock options and non-participating restricted stock awards.  For the quarter ended March 31, 2010 and 2009, the number of Antidilutive Securities was approximately 596,817 and 726,173, respectively.

4. Comprehensive Income

For the quarters ended March 31, 2010 and 2009, comprehensive income was $5.8 million and $3.9 million, respectively.  Our comprehensive income includes net income and foreign currency translation adjustments.

5. Goodwill and Other Intangible Assets

Under Generally Accepted Accounting Principles in the United States (“US GAAP”), goodwill is not amortized and we are required to assess goodwill at least annually for impairment by applying a fair value-based test.

Other intangibles consist of customer relationships acquired in connection with the purchase of AlphaSmart, Inc. (“AlphaSmart”). The customer relationships intangible asset is amortized over its useful life of ten years, on the declining balance method. For the three months ended March 31, 2010 and 2009, amortization expense related to the customer relationships intangible was $50,000 and $70,000, respectively.

Customer Relationships
(In Thousands)	March 31, 2010	December 31, 2009
Gross amount	$3,200	$3,200
Accumulated amortization	(2,357)	(2,303)
Net carrying value	$843	$897

6. Uncertain Tax Positions

During the first quarter of 2010, we settled a tax dispute with the state of Wisconsin. This resulted in the recognition of $1.1 million in tax benefits related to prior years which had been carried on our balance sheet at December 31, 2009 as non-current income taxes payable.

7. Equity Compensation

There were no options to purchase our common stock granted during the three months ended March 31, 2010 and March 31, 2009. The exercise prices for all options are equal to the fair market value of our common stock on the date the options were granted.  We granted restricted stock awards for 28,279 shares during the three months ended March 31, 2010, and granted restricted stock awards for 26,750 shares during the three months ended March 31, 2009. We value restricted stock awards at the closing market price of our common stock on the date of grant.

A summary of restricted stock award activity for the three months ended March 31, 2010 is as follows:

Nonvested Restricted Stock Awards	Shares	Weighted average grant date fair value		Aggregate intrinsic value
Balance at January 1, 2010	319,551		$11.70	$3,630,099
Granted	28,279		13.00
Vested	(7,349)		14.62
Forfeitures	—		—
Balance at March 31, 2010	340,481	$	$ 11.74	$5,526,007

As of March 31, 2010, the total unearned compensation related to share-based compensation awards, net of estimated forfeitures, was $1.9 million, which will be amortized as expense over the weighted average remaining period of 2.3 years. Total share-based compensation was $0.5 million for the three months ended March 31, 2010 and for the three months ended March 31, 2009.

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

The table below provides fair value measurement information for these assets and liabilities as of March 31, 2010 and 2009.  The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including income taxes payable and accrued expenses), approximated fair value at March 31, 2010 and 2009 and accordingly those assets and liabilities are not presented in the following table.

					Fair Value Measurements Using
(In Thousands)	Carrying Amount		Total Fair Value		Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
2010
Current investment securities	$	$ 4,092	$	$ 4,095	$—	$4,095	$—
Non-current investment securities		1,000		1,005	—	1,005	—
Assets held related to SERP plan		2,010		2,010	2,010	—	—

2009
Current investment securities	$	$ 3,232	$	$ 3,268	$—	$3,268	$—
Non-current investment securities		1,464		1,478	—	1,478	—
Assets held related to SERP plan		1,297		1,297	1,297	—	—

9. Segment information

Our reportable segments are:

Educational Software and Services.  This segment derives its revenue from our software products; services related to our software such as product support, professional development, hosting, and other technical services; scanners sold for use with our math software; our reading intervention products; and various classroom resources such as printed materials and motivational items.

Educational Hardware. This segment derives its revenue from our NEOs, 2Know! classroom response systems, and services such as professional development, and extended support plans sold in connection with these hardware products.

The accounting policies of the segments are the same as those described in our 2009 Annual Report, Note 3 Significant Accounting Policies. There are no intercompany transactions between the segments. All segment revenues are with external customers. International revenues and operations are not significant at this time.  We do not segregate assets by segments in assessing segment performance since substantially all assets are multi-use and shared between the two segments.  Depreciation and amortization included in segment gross profit is not material.

Segment results were as follows:

Segment Revenues:
(In Thousands)	Educational Software and Services	Educational Hardware	Consolidated Total
First Quarter 2010	$26,610	$5,613	$32,223
First Quarter 2009	24,029	4,841	28,870

Segment profitability:
	Segment Gross Profit			Reconciliation to Net Income Before Tax
(In Thousands)	Educational Software and Services	Educational Hardware	Consolidated Total	Consolidated Operating Expenses	Other Income	Consolidated Net Income Before Tax
First Quarter 2010	$22,431	$2,803	$25,234	$17,845	$239	$7,628
First Quarter 2009	20,565	2,403	22,968	16,835	148	6,281

10. Dividends

On February 10, 2010, our Board of Directors declared a quarterly cash dividend of $0.07 per share, payable March 8, 2010 to shareholders of record as of February 22, 2010.

11. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to its previously released guidance on revenue arrangements with multiple deliverables. The amendment becomes effective at the beginning of our 2011 fiscal year; however, early adoption is permitted.  The pronouncement addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting.  The pronouncement may be applied retrospectively or prospectively for new or materially modified arrangements.  We adopted this new accounting standard on January 1, 2010. Adoption did not affect our consolidated financial statements.

In October 2009, the FASB issued an amendment to its previously released guidance on revenue arrangements for tangible products that include software elements. The amendment becomes effective at the beginning of our 2011 fiscal year; however, early adoption is permitted.  The pronouncement removes tangible products from the scope of the software revenue guidance if the products contain both software and non-software components that function together to deliver a product’s essential functionality and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance.  The pronouncement may be applied retrospectively or prospectively for new or materially modified arrangements.  We adopted this new accounting standard on January 1, 2010. Adoption did not affect our consolidated financial statements.

12. Subsequent Event

On April 21, 2010, our Board of Directors declared a quarterly cash dividend of $0.08 per share, payable June 1, 2010 to shareholders of record as of May 7, 2010. The company has evaluated all subsequent events that occurred up to the time of the company’s issuance of its financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – Consolidated

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

We monitor several items, which are significant to the evaluation of our financial condition, operating results, business challenges, and strategic opportunities. Among the more important of these items are:

(i) Our success and trends in maintaining and expanding our customer base, particularly with respect to our Accelerated Reader software and related services, which typically account for approximately 50% of our orders on an annual basis;

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

We track active usage of both our subscription and perpetual products via a variety of measures including active subscriptions, recent customer support requests or contacts, recent purchases of additional content, and recent participation in training or professional development events.  We continuously refine the criteria used to develop this metric in order to provide what we believe is the most useful information for managing and understanding our active customer base. The most current methodology is applied to develop any historical comparisons so that any presentation is on a consistent basis. Based on these criteria, our approximate worldwide active customer counts for both our perpetual and subscription-based licenses were as follows:

Product:	March 31, 2010	December 31, 2009
Accelerated Reader	53,000	53,000
Accelerated Math	15,000	15,000
STAR Reading or STAR Math	45,000	45,000

We believe the percentage of customers using the subscription-based Enterprise versions of our reading and math products is an important indicator of the progress of this strategic growth initiative and the magnitude of the growth opportunities still existing with regard to this strategy. The percentage of customers using reading products is more critical since Accelerated Reader is our most significant product and because we have experienced a greater increase in per customer revenues from Accelerated Reader Enterprise compared to our other subscription-based products. At the end of the first quarter of 2010, and at the end of 2009, approximately 40% of our active reading product customers were using the Enterprise version.

Our strategic transition to subscription-based software products has affected, and will continue to affect, our results of operations. Revenues from subscription-based software sales are not completely incremental to our results, as customers who make the transition no longer purchase annual support plans for our perpetual-license products, and those who purchase the Enterprise version, also no longer purchase add-on content. Revenues under the subscription-based model are composed of both software and services. The gross profit margins from subscription-based software products are slightly higher than our historical gross profit margins on sales of perpetual-license software. The subscription-based software business tends to generate a sales mix somewhat more heavily weighted towards services. In addition, the services we sell with our subscription-based software products tend to have a somewhat higher gross profit margin than those sold with our perpetual-license software products.

The transition to subscription-based products has increased the seasonality of customer ordering patterns. Compared to orders for non-subscription-based offerings, customer orders of our subscription-based offerings tend to more closely follow school budgeting cycles, resulting in a more seasonal order pattern weighted to the second and, even more so, third calendar quarters. Currently, about 20% of our subscriptions have renewal dates in the second quarter and about 60% of our subscriptions have renewal dates in the third quarter.  Also, after customers convert to the Enterprise version, they no longer order reading quizzes and math libraries, since access to this content is included in their subscription. The combined effect is that a much greater proportion of a year’s orders are expected in the second quarter and, to an even greater extent, in the third quarter. Historically, our customers have ordered more of this content in the first and fourth quarters. Currently, we receive about 25% of our orders in the second quarter and about 40% in the third quarter.

Transitioning our customer base to subscription-based software can adversely impact orders for add-on reading quizzes and math libraries by causing customers who own our software under perpetual-license agreements to delay purchases of add-on content if they are contemplating converting to our Enterprise version subscription-based products. Additionally, our subscription-based products are often sold at the school district level. District-level sales tend to be more complex, have a longer sales cycle, and are typically for a larger dollar amount than sales made to individual schools. Orders from district sales are more uneven and more difficult to accurately predict than individual school-level sales and; therefore, the timing of large district sales can significantly impact quarterly order levels.

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

We expect that future changes in our products will likely result in the requirement to apply the service revenue recognition rules to subscription sales of our software when such software is hosted by us. The timing of this change is currently uncertain and will depend on, among other things: (i) how we license and price our products, (ii) what features are available in our products, and (iii) whether our customers run our products at their own site as opposed to being hosted at our site.  The most significant effect this could have on our financial statements is the deferral of upfront charges, for items such as installation and data conversion, which are currently recognized as revenue when the service is completed. This could have the effect of shifting revenue to future periods and reducing reported earnings in periods when our deferred revenue balances are increasing. Any such change would not affect our cash flow.

Customer orders for our products increased by approximately $4.8 million, or 23%, in the first quarter of 2010 compared to the first quarter of 2009. First quarter 2010 orders include an order from a large urban school district in the amount of $2.9 million. We believe that our first quarter 2010 orders were positively affected by educational funds provided by the American Recovery and Reinvestment Act, which generally first became available to schools during the third quarter of 2009. We also believe that the year-over-year comparison was enhanced in the first quarter of 2010 due to the weak order levels we experienced in the first quarter of 2009 as a result of the economic recession, which put pressure on school budgets and caused our customers to be very cautious with their spending plans.

A recent survey by the Center on Budget and Policy Priorities indicates that nearly all states are still facing significant shortfalls in their fiscal year 2010 budget, and the majority of states already anticipate a deficit for fiscal year 2011, which could affect funding for education. Once a recovery in state revenue occurs, it is probable that growth in state spending for education may lag as the states address needs that have built up in other areas that require funding. Therefore, it appears that the educational funding environment could be challenging for the next few years.

Consolidated income statement data:
	Three Months Ended March 31,
(Dollars in Thousands)	2010		2009		Change
Net Sales:
Products	$21,839	67.8%	$20,661	71.6%	$1,178	5.7%
Services	10,384	32.2%	8,209	28.4%	2,175	26.5%
Total net sales	32,223	100.0%	28,870	100.0%	3,353	11.6%
Cost of sales:
Products	3,498	16.0%	2,996	14.5%	502	16.8%
Services	3,491	33.6%	2,906	35.4%	585	20.1%
Total cost of sales	6,989	21.7%	5,902	20.4%	1,087	18.4%
Gross profit:
Products	18,341	84.0%	17,665	85.5%	676	3.8%
Services	6,893	66.4%	5,303	64.6%	1,590	30.0%
Total gross profit	25,234	78.3%	22,968	79.6%	2,266	9.9%
Operating expenses:
Product development	4,099	12.7%	4,451	15.4%	(352)	-7.9%
Selling and marketing	10,345	32.1%	8,921	30.9%	1,424	16.0%
General and administrative	3,401	10.6%	3,463	12.0%	(62)	-1.8%
Total operating expenses expenses	17,845	55.4%	16,835	58.3%	1,010	6.0%

Operating income	7,389	22.9%	6,133	21.2%	1,256	20.5%
Other, net	239	0.8%	148	0.5%	91	61.5%
Income before taxes	7,628	23.7%	6,281	21.8%	1,347	21.4%
Income tax provision	1,845	5.7%	2,374	8.2%	(529)	-22.3%
Net Income	$5,783	17.9%	$3,907	13.5%	$1,876	48.0%

    The amounts above are expressed as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales.

Consolidated Results

Three Months Ended March 31, 2010 and 2009

Net Sales. Our net sales increased by $3.3 million, or 11.6%, to $32.2 million in the first quarter of 2010 from $28.9 million in the first quarter of 2009. Net sales increased as a result of both strong orders in the period and from revenue recognized from prior period’s subscription orders.

Product revenue increased by $1.1 million, or 5.7%, to $21.8 million in the first quarter of 2010 from $20.7 million in the first quarter of 2009 due to increases in revenue across all product lines.  Revenue increases from software and hardware contributed roughly equally to the $1.1 million increase.

Service revenue increased by $2.2 million, or 26.5%, to $10.4 million in the first quarter of 2010 from $8.2 million in the first quarter of 2009 due to increases in revenue across all service areas.  The largest increases were experienced in hosting and other technical services, and remote professional development services, which increased $1.1 million and $0.6 million, respectively.

Cost of Sales. The cost of sales of products increased by $0.5 million, or 16.7%, to $3.5 million in the first quarter of 2010 from $3.0 million in the first quarter of 2009. As a percentage of product sales, the cost of sales of products increased to 16.0% in the first quarter of 2010, compared to 14.5% for the first quarter of 2009. This was primarily due to changes in revenue mix and hardware sales price decreases that went into effect at the beginning of 2010.

The cost of sales of services increased by $0.6 million, or 20.1%, to $3.5 million in the first quarter of 2010 from $2.9 million in the first quarter of 2009. As a percentage of sales of services, the cost of sales of services decreased to 33.6% in the first quarter of 2010 from 35.4% in the first quarter of 2009. The improvement resulted from growth of our more profitable technical service offerings, especially hosting, and from increased utilization of our fixed costs during 2010.

Our overall gross profit margins decreased to 78.3% in the first quarter of 2010 from 79.6% in the first quarter of 2009.  The decline is primarily attributable to the hardware sales price decreases, discussed above, and to a greater proportion of services in the sales mix.

Product Development. Product development expenses decreased by $0.4 million, or 7.9%, to $4.1 million in the first quarter of 2010 from $4.5 million in the first quarter of 2009. The decrease in product development expenses is primarily due to cost saving efforts we put in place in early 2009 but did not begin to realize fully until the second quarter of last year.  As a percentage of net sales, product development expenses decreased to 12.7% in the first quarter of 2010 from 15.4% in the first quarter of 2009.

Selling and Marketing. Selling and marketing expenses increased by $1.4 million, or 16.0%, to $10.3 million in the first quarter of 2010 from $8.9 million in the first quarter of 2009. Selling expenses increased by $1.7 million due to more sales staff, and additional commissions associated with higher order levels this year. Marketing expenses decreased by $0.3 million due to cost efficiencies in our advertising programs. As a percentage of net sales, selling and marketing expenses increased to 32.1% in the first quarter of 2010 from 30.9% in the first quarter of 2009.

General and Administrative. General and administrative expenses decreased by $0.1 million, or 1.8%, to $3.4 million in the first quarter of 2010, essentially unchanged from $3.5 million in the first quarter of 2009. As a percentage of net sales, general and administrative expenses decreased to 10.6% in the first quarter of 2010 from 12.0% in the first quarter of 2009.

Operating Income. Operating income increased by $1.3 million, or 20.5%, to $7.4 million in the first quarter of 2010 from $6.1 million in the first quarter of 2009. The increase was primarily due to higher revenue, partially offset by higher selling expenses. As a percentage of net sales, operating income increased to 22.9% in the first quarter of 2010 from 21.2% in the first quarter of 2009.

Income Tax. Income tax expense of $1.8 million was recorded in the first quarter of 2010 at an effective income tax rate of 38.1% of pre-tax income, less a tax benefit of $1.1 million related to the settlement of an income tax dispute with the State of Wisconsin. This compares to $2.4 million that was recorded in the first quarter of 2009 at an effective income tax rate of 37.8% of pre-tax income.

Results of Operations – Segments

Our reportable segments are:

Educational Software and Services.  This segment derives its revenue from our software products; services related to our software such as product support, professional development, hosting, and other technical services; scanners sold for use with our math software; our reading intervention products; and various classroom resources such as printed materials and motivational items.

Educational Hardware. This segment derives its revenue from our NEOs, 2Know! classroom response systems, and services such as professional development, and extended support plans sold in connection with these hardware products.

Segment results:
	Three months ended March 31,
(Dollars in Thousands)	2010	2009
Educational Software and Services Segment:
Revenues	$26,610	$24,029
Gross profit	22,431	20,565
Gross profit %	84.3%	85.6%

Educational Hardware Segment:
Revenues	$5,613	$4,841
Gross profit	2,803	2,403
Gross profit %	49.9%	49.6%

Educational Software and Services Segment

Three months Ended March 31, 2010 and 2009

Segment revenues increased by $2.6 million, or 10.7%, to $26.6 million in 2010 from $24.0 million in 2009. This improvement was primarily due to increased revenue from our subscription based software products and related services, such as hosting, phone support, and technical services.

Gross profit increased by $1.8 million to $22.4 million in 2010 from $20.6 million in 2009.  As a percentage of revenue, gross profit decreased to 84.3% from 85.6% in the prior year, primarily due to a higher proportion of services in the 2010 revenue mix relative to 2009.

Educational Hardware Segment

Three months Ended March 31, 2010 and 2009

Segment revenues increased by $0.8 million, or 15.9%, to $5.6 million in 2010 from $4.8 million in 2009. Segment revenues increased primarily due to an increase in NEO and 2Know! unit sales volumes partially offset by the effect of a price decrease that went into effect at the beginning of 2010.

Gross profit increased by $0.4 million to $2.8 million in 2010 from $2.4 million in 2009.  As a percentage of revenue, gross profit was relatively unchanged at 49.9% in 2010, and 49.6% in 2009.

Liquidity and Capital Resources

As of March 31, 2010, our cash, cash equivalents and investment securities were $47.4 million, up $3.3 million from $44.1 million at December 31, 2009. The increase was primarily due to $5.5 million of cash flow provided by operations offset by $2.0 million used to pay dividends.

As of March 31, 2010, we have a $15.0 million secured revolving line of credit with a bank which is available until July 1, 2010. The line of credit bears interest at either a floating rate or a fixed rate for a period of up to 90 days based on LIBOR plus 1.5%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until July 31, 2011, which bears interest at the prime rate. As of March 31, 2010, the lines of credit had not been used.

On April 17, 2002, our Board of Directors authorized a repurchase program which provides for the repurchase of up to 5.0 million shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of an additional 3.0 million shares under the stock repurchase program. On February 6, 2008, our Board of Directors authorized the repurchase of an additional 1.0 million shares under the stock repurchase program.

No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. We repurchase shares on the open market as well as from employees who elect to surrender restricted shares at the time of vesting to pay their payroll withholding taxes. Repurchased shares will become treasury shares and may be used for equity compensation plans, stock-based employee benefit plans and for other general corporate purposes. From January 1, 2010 through March 31, 2010, we repurchased approximately 2,000 shares at a cost of $22,000. Since the original authorization of the repurchase program in 2002, we have repurchased approximately 7.8 million shares at a cost of $135.2 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.

In each of the four quarters of 2009 we paid a cash dividend of $0.07 per share. In the first quarter of 2010 we paid a cash dividend of $0.07 per share. On April 21, 2010, our Board of Directors declared a quarterly cash dividend of $0.08 per share, payable June 1, 2010 to shareholders of record as of May 7, 2010.

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

Purchase Obligations. We enter into commitments with certain suppliers to purchase our hardware products, such as NEOs, AccelScan scanners and the 2Know! response system. The majority of these obligations will be satisfied within one year.

Tax Audit Settlements and Deposits. Currently we do not anticipate making any significant cash payments related to the settlement of tax audits or deposits for unsettled audit issues. Estimation of the amounts and timing of payments in periods after 2010 are highly uncertain and therefore are not included in the table.

As of March 31, 2010, our approximate contractual obligations for operating leases, tax audit payments and purchase obligations (by period due) were as follows:

Payments Due by Period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,366	$1,111	$1,545	$709	$1
Tax audit related payments	—	—	—	—	—
Purchase obligations	4,168	4,131	37	—	—
Total	$7,534	$5,242	$1,582	$709	$1

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no significant changes to our critical accounting policies that were disclosed in our 2009 Annual Report.

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following “Quantitative and Qualitative Disclosures about Market Risk” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for 2010 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors which may cause such a difference to occur include: (i) the failure of Accelerated Reader Enterprise, Accelerated Math Enterprise, and NEO orders to achieve expected growth targets, (ii) a decline in reading quiz and math library sales that exceeds expectations, (iii) risks associated with our strategic growth initiative involving our transition to subscription-based products, (iv) dependence on educational institutions and government funding and (v) other risks affecting our business as described in our filings with the Securities and Exchange Commission, including our 2009 Annual Report, subsequently filed quarterly reports on Form 10-Q and current reports on Form 8-K, which factors are incorporated herein by reference. We expressly disclaim a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

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

Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and, high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of March 31, 2010, our investment securities had a market value of approximately $7.1 million and a carrying value of $7.1 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.

Foreign Currency Exchange Rate Risk. The financial position and results of operations of our foreign subsidiaries are measured using local currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars using average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. Translation gains or losses are deferred as a separate component of shareholders’ equity. Aggregate foreign currency transaction gains and losses are included in determining net income. As such, our operating results are affected by fluctuations in the value of the U.S. dollar compared to the British pound, Canadian dollar, and the Euro. At this time, foreign exchange rate risk is not significant due to the relative size of our foreign operations and revenues derived from sales in foreign currencies.

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

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

There has been no change in our internal control over financial reporting that has occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in our 2009 Annual Report in response to Item 1A to Part I of Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2002, our Board of Directors authorized a stock repurchase program which provides for the repurchase of up to 5.0 million shares of our common stock. On February 9, 2005, our Board of Directors authorized the repurchase of an additional 3.0 million shares under the stock repurchase program. On February 6, 2008, our Board of Directors authorized the repurchase of an additional 1.0 million shares under the stock repurchase program.

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

The following table shows information relating to the repurchase of shares of our common stock during the three months ended March 31, 2010:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31	1,573	$12.11	1,573	1,211,360
February 1-28	95	12.11	95	1,211,265
March 1-31	100	15.04	100	1,211,165
Total	1,768	$12.28	1,768

Item 6.   Exhibits

Exhibits.

Exhibit No.	Description

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch

___________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC.
(Registrant)

May 7, 2010	/s/ Terrance D. Paul
Date	Terrance D. Paul Chief Executive Officer and a Director (Principal Executive Officer)

May 7, 2010	/s/ Mary T. Minch
Date	Mary T. Minch Executive Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

31.1	Section 302 certification by Terrance D. Paul

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Terrance D. Paul

32.2	Section 906 certification by Mary T. Minch

___________________________