Form 10-Q
period 2010-06-30
RENAISSANCE LEARNING INC
filed 2010-08-06
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission file number: 0-22187

RENAISSANCE LEARNING, INC.

(Exact name of Registrant as specified in its charter)

Wisconsin	39-1559474
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common Stock, $0.01 par value	29,332,702

RENAISSANCE LEARNING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Thousands, Except Share and Per Share Amounts)	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$41,029	$36,207
Investment securities	5,086	3,278
Accounts receivable, less allowance of $1,108 and $1,392, respectively	13,525	10,535
Inventories	2,266	4,290
Prepaid expenses	1,374	1,962
Income taxes receivable	2,167	3,679
Deferred tax asset	3,827	3,827
Other current assets	597	629
Total current assets	69,871	64,407
Investment securities	3,069	4,650
Property, plant and equipment, net	6,862	6,848
Deferred tax asset	2,464	2,808
Goodwill	2,828	2,827
Other intangibles, net	790	897
Capitalized software, net	—	22
Other non-current assets	610	807
Total assets	$86,494	$83,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,497	$921
Deferred revenue	46,089	54,224
Payroll and employee benefits	8,017	5,404
Other current liabilities	2,446	2,648
Total current liabilities	59,049	63,197
Deferred revenue	7,266	5,262
Deferred compensation and other employee benefits	1,893	1,871
Income taxes payable	3,765	4,801
Other noncurrent liabilities	264	184
Total liabilities	72,237	75,315
Shareholders’ equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at June 30, 2010 and December 31, 2009	347	347
Additional paid-in capital	51,085	51,159
Retained earnings	55,960	50,255
Treasury stock, at cost: 5,422,338 shares at June 30, 2010; 5,461,905 shares at December 31, 2009	(92,949)	(93,659)
Accumulated other comprehensive income (loss)	(186)	(151)
Total shareholders’ equity	14,257	7,951
Total liabilities and shareholders’ equity	$86,494	$83,266

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except per Share Amounts)	2010	2009	2010	2009
Net Sales:
Products	$21,514	$21,208	$43,353	$41,870
Services	9,533	7,256	19,917	15,465
Total net sales	31,047	28,464	63,270	57,335
Cost of sales:
Products	3,700	3,913	7,197	6,910
Services	2,948	2,445	6,440	5,351
Total cost of sales	6,648	6,358	13,637	12,261
Gross profit	24,399	22,106	49,633	45,074
Operating expenses:
Product development	4,197	3,927	8,296	8,378
Selling and marketing	10,158	8,403	20,504	17,325
General and administrative	3,112	3,170	6,513	6,633
Total operating expenses	17,467	15,500	35,313	32,336
Operating income	6,932	6,606	14,320	12,738
Other income, net	22	34	261	183
Income before taxes	6,954	6,640	14,581	12,921
Income taxes	2,650	2,510	4,494	4,884
Net income	$4,304	$4,130	$10,087	$8,037

Earnings per share:
Basic and diluted	$0.15	$0.14	$0.34	$0.28

Cash dividends declared per share	$0.08	$0.07	$0.15	$0.14

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(In Thousands)	2010	2009
Reconciliation of net income to net cash provided by operating activities:
Net income	$10,087	$8,037
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	1,229	1,368
Amortization of investment discounts/premiums	(20)	27
Share-based compensation expense	783	798
Deferred income taxes	344	(7)
Gain on sale of property	(1)	(108)
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(2,989)	(4,883)
Inventories	2,024	1,569
Prepaid expenses	588	619
Income taxes	522	1,342
Accounts payable and other liabilities	4,068	2,579
Deferred revenue	(6,132)	(6,048)
Other	(139)	(312)
Net cash provided by operating activities	10,364	4,981
Cash flows from investing activities:
Purchase of property, plant and equipment	(916)	(217)
Purchase of investment securities	(2,085)	—
Maturities/sales of investment securities	1,985	2,740
Net proceeds from sale of property	3	774
Net cash (used) provided by investing activities	(1,013)	3,297
Cash flows from financing activities:
Proceeds from exercise of stock options	3	—
Excess tax benefits from share-based payment arrangements	47	22
Dividends paid	(4,382)	(4,077)
Purchase of treasury stock	(197)	(111)
Net cash used by financing activities	(4,529)	(4,166)
Net increase in cash and cash equivalents	4,822	4,112
Cash and cash equivalents, beginning of period	36,207	9,509
Cash and cash equivalents, end of period	$41,029	$13,621

See accompanying notes to condensed consolidated financial statements.

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Consolidation

The consolidated financial statements include the financial results of Renaissance Learning, Inc. (“Renaissance Learning”) and our subsidiaries (collectively, the “Company”).

2.  Basis of Presentation

The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”), which is on file with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

Weighted average shares outstanding:
	Three Months ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	29,309,059	29,220,404	29,299,214	29,201,153
Dilutive effect of non-participating restricted shares	673	16	640	8
Dilutive weighted average shares outstanding	29,309,732	29,220,420	29,299,854	29,201,161

The computation of Diluted EPS does not assume conversion, exercise, or contingent issuance of securities that may have an antidilutive effect on earnings per share (“Antidilutive Securities”).  Antidilutive Securities include: (i) stock options with an exercise price greater than the average market price for the period, (ii) non-participating restricted stock awards with a grant price greater than the average market price for the period, (iii) non-participating restricted stock awards with unearned compensation costs attributable to future service which exceed the average market price for the period, and (iv) in a period with a loss, all stock options and non-participating restricted stock awards.  For the three months and six months ended June 30, 2010, the number of Antidilutive Securities was 593,349.  For the three months and six months ended June 30, 2009, the number of Antidilutive Securities was 681,301.

4.  Comprehensive Income

Our comprehensive income includes net income and foreign currency translation adjustments.  For the quarters ended June 30, 2010 and 2009, comprehensive income was $4.3 million for both quarters.  For the first six months ended June 30, 2010 and 2009, comprehensive income was $10.1 million and $8.2 million, respectively.

5.  Goodwill and Other Intangible Assets

Under Generally Accepted Accounting Principles in the United States (“US GAAP”), goodwill is not amortized and we are required to assess goodwill at least annually for impairment by applying a fair value-based test.

Other intangibles consist of customer relationships acquired in connection with the purchase of AlphaSmart, Inc. (“AlphaSmart”). The customer relationships intangible asset is amortized over its useful life of ten years, on the declining balance method. For the three months ended June 30, 2010 and 2009, amortization expense related to the customer relationships intangible was $53,000 and $70,000, respectively.  For the six months ended June 30, 2010 and 2009, amortization expense related to the customer relationships intangible was $107,000 and $141,000, respectively.

Customer Relationships
(In Thousands)	June 30, 2010	December 31, 2009
Gross amount	$3,200	3,200
Accumulated amortization	(2,410)	(2,303)
Net carrying value	$790	897

6.  Uncertain Tax Positions

During the first quarter of 2010, we settled a tax dispute with the state of Wisconsin. This resulted in the recognition of $1.1 million in tax benefits related to prior years which had been carried on our balance sheet at December 31, 2009 as non-current income taxes payable.

7.  Equity Compensation

We value restricted stock awards at the closing market price of our common stock on the date of grant.  We granted restricted stock awards for 52,723 shares during the six months ended June 30, 2010, and granted restricted stock awards for 67,170 shares during the six months ended June 30, 2009.  The exercise prices for all options are equal to the fair market value of our common stock on the date the options were granted.  There were no options to purchase our common stock granted during the six months ended June 30, 2010 and June 30, 2009.

As of June 30, 2010, the total unearned compensation related to share-based compensation awards, net of estimated forfeitures, was $2.0 million, which will be amortized as expense over the weighted average remaining period of 2.4 years. For the six months ended June 30, 2010 and 2009, total share-based compensation expense was $0.8 million for both periods.

A summary of restricted stock award activity for the six months ended June 30, 2010 is as follows:

Nonvested Restricted Stock Awards	Shares	Weighted average grant date fair value	Aggregate intrinsic value
Balance at January 1, 2010	319,551	$11.70	$3,630,099	(1)
Granted	52,723	14.07
Vested	(45,876)	15.07
Forfeitures	—	—
Balance at June 30, 2010	326,398	$11.61	$4,794,787	(2)

(1) Calculated at the 12/31/09 closing market price at $11.36 per share
(2) Calculated at the 6/30/10 closing maket price at $14.69 per share

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

The table below provides fair value measurement information for these assets and liabilities as of June 30, 2010 and 2009.  The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including income taxes payable and accrued expenses), approximated fair value at June 30, 2010 and 2009 and accordingly those assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
(In Thousands)	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
2010
Current investment securities	$5,086	$5,086	$—	$5,086	$—
Non-current investment securities	1,137	1,138	—	1,138	—
Assets held related to SERP plan	1,932	1,932	1,932	—	—

2009
Current investment securities	$3,629	$3,665		$3,665	$—
Non-current investment securities	415	415	—	415	—
Assets held related to SERP plan	1,527	1,527	1,527	—	—

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

The accounting policies of the segments are the same as those described in our 2009 Annual Report, Note 3, Significant Accounting Policies. There are no intercompany transactions between the segments. All segment revenues are with external customers. International revenues and operations are not significant at this time.  We do not segregate assets by segments in assessing segment performance since substantially all assets are multi-use and shared between the two segments.  Depreciation and amortization included in segment gross profit is not material.

Segment results were as follows:

Segment Revenues:
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Educational Software and Services	$25,601	$21,864	$52,211	$45,893
Educational Hardware	5,446	6,600	11,059	11,442
Consolidated Revenue	$31,047	$28,464	$63,270	$57,335

Segment Gross Profit and Reconciliation to Net Income Before Taxes:
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2010	2009	2010	2009
Educational Software and Services	$21,777	$18,777	$44,208	$39,342
Educational Hardware	2,622	3,329	5,425	5,732
Consolidated Gross Profit	24,399	22,106	49,633	45,074
Consolidated Operating Expenses	17,467	15,500	35,313	32,336
Other Income	22	34	261	183
Consolidated Net Income Before Taxes	$6,954	$6,640	$14,581	$12,921

10.  Dividends

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

12.  Subsequent Event

On July 21, 2010, our Board of Directors declared a quarterly cash dividend of $0.08 per share, payable September 1, 2010 to shareholders of record as of August 6, 2010. The company has evaluated all subsequent events that occurred up to the time of the company’s issuance of its financial statements.

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

We track active usage of both our subscription and perpetual products via a variety of measures including active subscriptions, recent customer support requests or contacts, recent purchases of additional content, and recent participation in training or professional development events.  We continuously refine the criteria used to develop these  metrics in order to provide what we believe is the most useful information for managing and understanding our active customer base. The most current methodology is applied to develop any historical comparisons so that any presentation is on a consistent basis. Based on these criteria, our worldwide active customer counts for both our perpetual and subscription-based licenses were approximately the same at June 30, 2010 and December 31, 2009 as follows: Accelerated Reader – 53,000, Accelerated Math – 15,000, and STAR Reading or STAR Math – 45,000.

We believe the percentage of customers using the subscription-based Enterprise versions of our reading and math products is an important indicator of the progress of this strategic growth initiative and the magnitude of the growth opportunities still existing with regard to this strategy. The percentage of customers using reading products is more critical since Accelerated Reader is our most significant product and because we have experienced a greater increase in per customer revenues from Accelerated Reader Enterprise compared to our other subscription-based products. At the end of the second quarter of 2010, and at the end of 2009, approximately 45% of our active reading product customers were using the Enterprise version.

Our strategic transition to subscription-based software products has affected, and will continue to affect, our results of operations. Revenues from subscription-based software sales are not completely incremental to our results, as customers who make the transition no longer purchase annual support plans for our perpetual-license products, and those who purchase the Enterprise version also no longer purchase add-on content. Revenues under the subscription-based model are composed of both software and services. The gross profit margins from subscription-based software products are slightly higher than our historical gross profit margins on sales of perpetual-license software. The subscription-based software business tends to generate a sales mix somewhat more heavily weighted towards services. In addition, the services we sell with our subscription-based software products tend to have a somewhat higher gross profit margin than those sold with our perpetual-license software products.

The transition to subscription-based products has increased the seasonality of customer ordering patterns. Compared to orders for non-subscription-based offerings, customer orders of our subscription-based offerings tend to more closely follow school budgeting cycles. Currently, about 20% of our subscriptions have renewal dates in the second quarter and about 60% of our subscriptions have renewal dates in the third quarter.  Also, after customers convert to the Enterprise version, they no longer order reading quizzes and math libraries, since access to this content is included in their subscription. The combined effect is that a much greater proportion of a year’s orders are expected in the second quarter and, to an even greater extent, in the third quarter. Historically, our customers have ordered more of this content in the first and fourth quarters. Currently, we receive about 25% of our annual orders in the second quarter and about 40% in the third quarter.

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

Customer orders for our products and services increased by approximately $8.3 million, or 16%, to $60.3 million in the first six months of 2010 compared to $52.0 million in the first six months of 2009.  Orders for the first six months of 2010 included an order from a large urban school district in the amount of $2.9 million. We believe that our orders for 2010 were positively affected by educational funds provided by the American Recovery and Reinvestment Act, which generally first became available to schools during the third quarter of 2009. We also believe that the year-over-year comparison was enhanced due to the weak order levels we experienced in the first half of 2009 as a result of the economic recession, which put pressure on school budgets and caused our customers to be very cautious with their spending plans.

According to the Center on Budget and Policy Priorities, federal stimulus money was an important component in helping states balance their budgets the last several years. Many states have already cut into their reserve funds and other one-time sources, so their ability to preserve funding levels, for even essential programs like education, is limited. Therefore, fiscal year 2011 state budgets will likely include deeper cuts in many areas, including education, than in the past two years.  Once a recovery in state revenue occurs, it is probable that growth in state spending for education may lag as the states address needs that have built up in other areas that require funding. Therefore, it appears that the educational funding environment could be challenging for the next few years.

Consolidated income statement data:
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Sales:

Products	69.3%	74.5%	68.5%	73.0%

Services	30.7%	25.5%	31.5%	27.0%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Products	17.2%	18.5%	16.6%	16.5%
Services	30.9%	33.7%	32.3%	34.6%
Total cost of sales	21.4%	22.3%	21.6%	21.4%
Gross profit:
Products	82.8%	81.5%	83.4%	83.5%
Services	69.1%	66.3%	67.7%	65.4%
Total gross profit	78.6%	77.7%	78.4%	78.6%
Operating expenses:
Product development	13.5%	13.8%	13.1%	14.6%
Selling and marketing	32.8%	29.5%	32.4%	30.2%
General and administrative	10.0%	11.2%	10.3%	11.6%
Total operating expenses	56.3%	54.5%	55.8%	56.4%

Operating income	22.3%	23.2%	22.6%	22.2%
Other, net	0.1%	0.1%	0.4%	0.3%
Income before taxes	22.4%	23.3%	23.0%	22.5%
Income tax provision	8.5%	8.8%	7.1%	8.5%
Net Income	13.9%	14.5%	15.9%	14.0%

The amounts above are expressed as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales.

Consolidated Results

Three Months Ended June 30, 2010 and 2009

Net Sales. Our net sales increased by $2.5 million, or 9.1%, to $31.0 million in the second quarter of 2010 from $28.5 million in the second quarter of 2009.

Product revenue increased by $0.3 million, or 1.4%, to $21.5 million in the second quarter of 2010 from $21.2 million in the second quarter of 2009 due to an increase of $1.5 million in software products resulting from both strong orders in the period and from revenue recognized from prior period’s subscription orders.  This was offset by a decrease in hardware products of $1.2 million due to a price decrease that went into effect at the beginning of 2010 and an increase in our backlog.

Service revenue increased by $2.2 million, or 31.4%, to $9.5 million in the second quarter of 2010 from $7.3 million in the second quarter of 2009 due to increases in revenue across all service areas.  The largest increases were experienced in hosting and other technical services, onsite professional development services, and remote professional development services which increased $0.7 million, $0.7 million, and $0.5 million, respectively.

Cost of Sales. The cost of sales of products decreased by $0.2 million, or 5.5%, to $3.7 million in the second quarter of 2010 from $3.9 million in the second quarter of 2009. As a percentage of product sales, the cost of sales of products decreased to 17.2% in the second quarter of 2010, compared to 18.5% for the second quarter of 2009.  This was primarily due to a revenue mix weighted more heavily to software in 2010, as our margins are higher on software than on hardware.

The cost of sales of services increased by $0.5 million, or 20.6%, to $2.9 million in the second quarter of 2010 from $2.4 million in the second quarter of 2009. As a percentage of sales of services, the cost of sales of services decreased to 30.9% in the second quarter of 2010 from 33.7% in the second quarter of 2009. The improvement was due to continued leveraging of our fixed costs in most of our service areas, especially hosting and remote professional development.

Our overall gross profit margins increased to 78.6% in the second quarter of 2010 from 77.7% in the second quarter of 2009.

Product Development. Product development expenses increased by $0.3 million, or 6.9%, to $4.2 million in the second quarter of 2010 from $3.9 million in the second quarter of 2009. The increase is attributable to higher salary expenses as a result of development efforts related to product initiatives. As a percentage of net sales, product development expenses decreased to 13.5% in the second quarter of 2010 from 13.8% in the second quarter of 2009.

Selling and Marketing. Selling and marketing expenses increased by $1.8 million, or 20.9%, to $10.2 million in the second quarter of 2010 from $8.4 million in the second quarter of 2009. Selling expenses increased by $1.6 million due to additional commissions associated with higher order levels this year and to a lesser extent more sales staff. Marketing expenses increased by $0.2 million due to higher costs for tradeshows. As a percentage of net sales, selling and marketing expenses increased to 32.8% in the second quarter of 2010 from 29.5% in the second quarter of 2009.

General and Administrative. General and administrative expenses decreased by $0.1 million, or 1.8%, to $3.1 million in the second quarter of 2010, essentially unchanged from $3.2 million in the second quarter of 2009. As a percentage of net sales, general and administrative expenses decreased to 10.0% in the second quarter of 2010 from 11.2% in the second quarter of 2009.

Operating Income. Operating income increased by $0.3 million, or 4.9%, to $6.9 million in the second quarter of 2010 from $6.6 million in the second quarter of 2009. The increase was primarily due to higher revenue, partially offset by higher selling expenses. As a percentage of net sales, operating income decreased to 22.3% in the second quarter of 2010 from 23.2% in the second quarter of 2009.

Income Tax. Income tax expense of $2.6 million was recorded in the second quarter of 2010 at an effective income tax rate of 38.1% of pre-tax income.  This compares to $2.5 million that was recorded in the second quarter of 2009 at an effective income tax rate of 37.8% of pre-tax income.

Consolidated Results

Six Months Ended June 30, 2010 and 2009

Net Sales. Our net sales increased by $6.0 million, or 10.4%, to $63.3 million in the first six months of 2010 from $57.3 million in the first six months of 2009.

Product revenue increased by $1.5 million, or 3.5%, to $43.4 million in the first six months of 2010 from $41.9 million in the first six months of 2009 due to an increase of $2.1 million in software products which is a result of both strong orders in the period and from revenue recognized from prior period’s subscription orders.  This was offset by a decrease in hardware products of $0.6 million due to a price decrease that went into effect at the beginning of 2010 and an increase in our backlog.

Service revenue increased by $4.4 million, or 28.8%, to $19.9 million in the first six months of 2010 from $15.5 million in the first six months of 2009 due to increases in revenue across all service areas.  The largest increases were experienced in hosting and other technical services, onsite professional development services, and remote professional development services which increased $1.8 million, $1.0 million, and $1.0 million, respectively.

Cost of Sales. The cost of sales of products increased by $0.3 million, or 4.2%, to $7.2 million in the first six months of 2010 from $6.9 million in the first six months of 2009. As a percentage of product sales, the cost of sales of products was 16.6% in the first six months of 2010, essentially unchanged from 16.5% for the first six months of 2009.

The cost of sales of services increased by $1.0 million, or 20.3%, to $6.4 million in the first six months of 2010 from $5.4 million in the first six months of 2009. As a percentage of sales of services, the cost of sales of services decreased to 32.3% in the first six months of 2010 from 34.6% in the first six months of 2009. The improvement was due to continued leveraging of our fixed costs in most of our service areas, especially hosting and remote professional development.

Our overall gross profit margins were 78.4% in the first six months of 2010, essentially unchanged from 78.6% in the first six months of 2010.

Product Development. Product development expenses were $8.3 million in the first six months of 2010, essentially unchanged from $8.4 million in the first six months of 2009. As a percentage of net sales, product development expenses decreased to 13.1% in the first six months of 2010 from 14.6% in the first six months of 2009.

Selling and Marketing. Selling and marketing expenses increased by $3.2 million, or 18.4%, to $20.5 million in the first six months of 2010 from $17.3 million in the first six months of 2009. Selling expenses increased by $3.4 million due to additional commissions associated with higher order levels this year and to a lesser extent more sales staff. Marketing expenses decreased by $0.2 million due to cost efficiencies in our advertising programs offset by higher costs for trade shows. As a percentage of net sales, selling and marketing expenses increased to 32.4% in the first six months of 2010 from 30.2% in the first six months of 2009.

General and Administrative. General and administrative expenses were $6.5 million in the first six months of 2010, essentially unchanged from $6.6 million in the first six months of 2009. As a percentage of net sales, general and administrative expenses decreased to 10.3% in the first six months of 2010 from 11.6% in the first six months of 2009.

Operating Income. Operating income increased by $1.6 million, or 12.4%, to $14.3 million in the first six months of 2010 from $12.7 million in the first six months of 2009. The increase was primarily due to higher revenue, partially offset by higher selling expenses. As a percentage of net sales, operating income increased to 22.6% in the first six months of 2010 from 22.2% in the first six months of 2009.

Income Tax. Income tax expense of $4.5 million was recorded in the first six months of 2010 at an effective income tax rate of 38.1% of pre-tax income, less a tax benefit of $1.1 million related to the settlement of an income tax dispute with the State of Wisconsin in the first quarter of 2010. This compares to $4.9 million that was recorded in the first six months of 2009 at an effective income tax rate of 37.8% of pre-tax income.

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

Segment results:
	Three months ended June 30,		Six months ended June 30,
(Dollars in Thousands)	2010	2009	2010	2009
Educational Software and Services Segment:
Revenues	$25,601	$21,864	$52,211	$45,893
Gross profit	21,777	18,777	44,208	39,342
Gross profit %	85.1%	85.9%	84.7%	85.7%

Educational Hardware Segment:
Revenues	$5,446	$6,600	$11,059	$11,442
Gross profit	2,622	3,329	5,425	5,732
Gross profit %	48.2%	50.4%	49.1%	50.1%

Educational Software and Services Segment

Three months Ended June 30, 2010 and 2009

Segment revenues increased by $3.7 million, or 17.1%, to $25.6 million in 2010 from $21.9 million in 2009. This improvement was primarily due to increased revenue from our subscription-based software products and related services, such as hosting, phone support, and technical services.

Gross profit increased by $3.0 million to $21.8 million in 2010 from $18.8 million in 2009.  As a percentage of revenue, gross profit was relatively unchanged at 85.1% in 2010 compared to 85.9% in the prior year.

Educational Software and Services Segment

Six months Ended June 30, 2010 and 2009

Segment revenues increased by $6.3 million, or 13.8%, to $52.2 million in 2010 from $45.9 million in 2009. This improvement was primarily due to increased revenue from our subscription-based software products and related services, such as hosting, phone support, and technical services.

Gross profit increased by $4.9 million to $44.2 million in 2010 from $39.3 million in 2009.  As a percentage of revenue, gross profit was relatively unchanged at 84.7% in 2010 compared to 85.7% in the prior year.

Educational Hardware Segment

Three months Ended June 30, 2010 and 2009

Segment revenues decreased by $1.2 million, or 17.5%, to $5.4 million in 2010 from $6.6 million in 2009. Segment revenues decreased primarily due to a price decrease that went into effect at the beginning of 2010.  Revenue during the current period was also held back by about $0.6 million due to a shortage of inventory related to the higher unit sales this segment has experienced in 2010.

Gross profit decreased by $0.7 million to $2.6 million in 2010 from $3.3 million in 2009.  As a percentage of revenue, gross profit decreased to 48.2% in 2010, from 50.4% in 2009. The decline is attributable to the hardware sales price decrease, discussed above.

Educational Hardware Segment

Six months Ended June 30, 2010 and 2009

Segment revenues decreased by $0.3 million, or 3.3%, to $11.1 million in 2010 from $11.4 million in 2009. Segment revenues decreased primarily due to a price decrease that went into effect at the beginning of 2010.   Revenue during the current period was also held back by about $0.6 million due to a shortage of inventory related to the higher unit sales this segment has experienced in 2010.

Gross profit decreased by $0.3 million to $5.4 million in 2010 from $5.7 million in 2009.  As a percentage of revenue, gross profit was relatively unchanged at 49.1% in 2010, and 50.1% in 2009.

Liquidity and Capital Resources

As of June 30, 2010, our cash, cash equivalents and investment securities were $49.2 million, up $5.1 million from $44.1 million at December 31, 2009. The increase was primarily due to $10.4 million of cash flow provided by operations offset in part by $4.4 million used to pay dividends.

As of June 30, 2010, we have a $15.0 million secured revolving line of credit with a bank which is available until July 1, 2012. The line of credit bears interest at either a floating rate or a fixed rate for a period of up to 90 days based on LIBOR plus 1.5%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until July 31, 2011, which bears interest at the prime rate. As of June 30, 2010, the lines of credit had not been used.

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

No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. We repurchase shares on the open market as well as from employees who elect to surrender restricted shares at the time of vesting to pay their payroll withholding taxes. Repurchased shares will become treasury shares and may be used for equity compensation plans, stock-based employee benefit plans and for other general corporate purposes. From January 1, 2010 through June 30, 2010, we repurchased approximately 13,300 shares at a cost of $197,000. Since the original authorization of the repurchase program in 2002, we have repurchased approximately 7.8 million shares at a cost of $135.3 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.

In each of the four quarters of 2009 we paid a cash dividend of $0.07 per share. In the first quarter of 2010 we paid a cash dividend of $0.07 per share. In the second quarter of 2010 we paid a cash dividend of $0.08 per share. On July 21, 2010, our Board of Directors declared a quarterly cash dividend of $0.08 per share, payable September 1, 2010 to shareholders of record as of August 6, 2010.

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

Tax Audit Settlements and Deposits. We do not anticipate making any significant cash payments related to the settlement of tax audits or deposits for unsettled audit issues in 2010. Estimation of the amounts and timing of payments in periods after 2010 are highly uncertain and therefore are not included in the table.

As of June 30, 2010, our approximate contractual obligations for operating leases, tax audit payments and purchase obligations (by period due) were as follows:

Payments Due by Period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,087	$674	$1,703	$709	$1
Tax audit related payments	—	—	—	—	—
Purchase obligations	8,024	8,007	17	—	—
Total	$11,111	$8,681	$1,720	$709	$1

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

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following “Quantitative and Qualitative Disclosures about Market Risk” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for 2010 and future periods. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors that could cause or contribute to such differences include: (i) the failure of orders to achieve expected growth targets, (ii) a decline in quiz sales that exceeds forecasts, (iii) risks associated with the implementation of the Company’s growth initiatives, (iv) dependence on educational institutions and government funding, (v) our ability to successfully implement cost savings measures and achieve cost reductions and (vi) other risks affecting the Company’s business as described in the Company’s filings with the Securities and Exchange Commission, including the Company’s 2009 Annual Report on Form 10-K and later filed quarterly reports on Form 10-Q and Current reports on Form 8-K, which factors are incorporated herein by reference. The company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

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

Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and, high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of June 30, 2010, our investment securities had a market value of approximately $8.2 million and a carrying value of $8.2 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.

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

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

There has been no change in our internal control over financial reporting that has occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table shows information relating to the repurchase of shares of our common stock during the three months ended June 30, 2010:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30	11,578	$15.15	11,578	1,199,587
May 1-31	—	—	—	1,199,587
June 1-30	—	—	—	1,199,587
Total	11,578		11,578

Item 6.  Exhibits

Exhibits.

Exhibit No.	Description

10.1	Third Amendment to Credit Agreement and Revolving Line of Credit Note dated as of May 21, 2010 by and between Wells Fargo Bank, National Association and Registrant

10.2	Offer of Employment for Glenn R. James dated July 1, 2010(1)

31.1	Section 302 certification by Glenn R. James

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Glenn R. James

32.2	Section 906 certification by Mary T. Minch

________________________ (1) Incorporated by reference to Registrant’s Form 8-K filed on July 7, 2010 (SEC File No. 0-22187)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC.
(Registrant)

August 6, 2010	/s/ Glenn R. James
Date	Glenn R. James Chief Executive Officer and a Director (Principal Executive Officer)

August 6, 2010	/s/ Mary T. Minch
Date	Mary T. Minch Executive Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description

10.1	Third Amendment to Credit Agreement and Revolving Line of Credit Note dated as of May 21, 2010 by and between Wells Fargo Bank, National Association and Registrant

10.2	Offer of Employment for Glenn R. James dated July 1, 2010(1)

31.1	Section 302 certification by Glenn R. James

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Glenn R. James

32.2	Section 906 certification by Mary T. Minch

________________________ (1) Incorporated by reference to Registrant’s Form 8-K filed on July 7, 2010 (SEC File No. 0-22187)