Form 10-Q
period 2010-09-30
RENAISSANCE LEARNING INC
filed 2010-11-08
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________

FORM 10-Q
______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number: 0-22187

RENAISSANCE LEARNING, INC.
(Exact name of Registrant as specified in its charter)
Wisconsin	39-1559474
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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
Large accelerated filer ☐         Accelerated filer ☑          Non-accelerated filer ☐ (Do not check if a smaller reporting company)       Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common Stock, $0.01 par value	29,267,401

RENAISSANCE LEARNING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In Thousands, Except Share and Per Share Amounts)	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$57,795	$36,207
Investment securities	6,634	3,278
Accounts receivable, less allowance of $1,238 and $1,392, respectively	20,864	10,535
Inventories	3,247	4,290
Prepaid expenses	1,657	1,962
Income taxes receivable	1,668	3,679
Deferred tax asset	3,827	3,827
Other current assets	723	629
Total current assets	96,415	64,407
Investment securities	5,653	4,650
Property, plant and equipment, net	6,849	6,848
Deferred tax asset	2,466	2,808
Goodwill	2,838	2,827
Other intangibles, net	737	897
Capitalized software, net	-	22
Other non-current assets	509	807
Total assets	$115,467	$83,266

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,181	$921
Deferred revenue	72,947	54,224
Payroll and employee benefits	6,327	5,404
Other current liabilities	2,370	2,648
Total current liabilities	83,825	63,197
Deferred revenue	7,735	5,262
Deferred compensation and other employee benefits	2,233	1,871
Income taxes payable	3,765	4,801
Other noncurrent liabilities	248	184
Total liabilities	97,806	75,315
Shareholders' equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at September 30, 2010 and December 31, 2009	347	347
Additional paid-in capital	50,789	51,159
Retained earnings	59,847	50,255
Treasury stock, at cost: 5,478,802 shares at September 30, 2010; 5,461,905 shares at December 31, 2009	(93,194)	(93,659)
Accumulated other comprehensive income (loss)	(128)	(151)
Total shareholders' equity	17,661	7,951
Total liabilities and shareholders' equity	$115,467	$83,266

See accompanying notes to condensed consolidated financial statements.

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except per Share Amounts)	2010	2009	2010	2009
Net Sales:
Products	$21,150	$21,941	$64,504	$63,811
Services	11,451	9,813	31,368	25,278
Total net sales	32,601	31,754	95,872	89,089
Cost of sales:
Products	3,274	3,693	10,472	10,603
Services	3,659	3,419	10,099	8,771
Total cost of sales	6,933	7,112	20,571	19,374
Gross profit	25,668	24,642	75,301	69,715
Operating expenses:
Product development	4,130	4,110	12,426	12,488
Selling and marketing	9,342	9,558	29,846	26,882
General and administrative	3,464	3,397	9,977	10,030
Total operating expenses	16,936	17,065	52,249	49,400
Operating income	8,732	7,577	23,052	20,315
Other (expense) income, net	(37)	218	225	401
Income before taxes	8,695	7,795	23,277	20,716
Income taxes	2,469	2,590	6,964	7,474
Net income	$6,226	$5,205	$16,313	$13,242

Earnings per share:
Basic and diluted	$0.21	$0.18	$0.56	$0.45

Cash dividends declared per share	$0.08	$0.07	$0.23	$0.21

  See accompanying notes to condensed consolidated financial statements.

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(In Thousands)	2010	2009

Reconciliation of net income to net cash provided by operating activities:
Net income	$16,313	$13,242
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	1,821	1,989
Amortization of investment discounts/premiums	(42)	36
Share-based compensation expense	1,260	1,199
Deferred income taxes	342	(16)
Excess tax benefits from share based payment arrrangements	(79)	(27)
Gain on sale of property	3	(152)
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(10,328)	(11,756)
Inventories	1,043	825
Prepaid expenses	305	221
Income taxes	1,053	(1,790)
Accounts payable and other liabilities	1,969	2,849
Deferred revenue	21,196	15,527
Other	(168)	(432)
Net cash provided by operating activities	34,688	21,715
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,349)	(613)
Purchase of investment securities	(6,355)	-
Maturities/sales of investment securities	2,485	3,240
Net proceeds from sale of property	3	902
Net cash (used) provided by investing activities	(5,216)	3,529
Cash flows from financing activities:
Proceeds from exercise of stock options	3	-
Excess tax benefits from share-based payment arrangements	79	27
Dividends paid	(6,720)	(6,117)
Purchase of treasury stock	(1,246)	(182)
Net cash used by financing activities	(7,884)	(6,272)
Net increase in cash and cash equivalents	21,588	18,972
Cash and cash equivalents, beginning of period	36,207	9,509
Cash and cash equivalents, end of period	$57,795	$28,481

See accompanying notes to condensed consolidated financial statements

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Consolidation

The consolidated financial statements include the financial results of Renaissance Learning, Inc. (“Renaissance Learning”) and our subsidiaries (collectively, the “Company”).

2. Basis of Presentation

The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”), which is on file with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

3. Earnings Per Common Share

Basic earnings per common share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. Participating securities include unvested restricted share awards that have a nonforfeitable right to dividends or dividend equivalents. Common shares and participating securities issued or reacquired during the period are weighted for only the portion of the period during which they were outstanding.

Diluted earnings per common share ("Diluted EPS") has been computed based on the weighted average number of common shares and other participating securities outstanding, increased by the number of additional common shares that would have been outstanding if the potentially dilutive stock option shares and non-participating restricted share awards had been issued.

Weighted average shares outstanding:
	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	29,313,436	29,224,309	29,304,005	29,208,957
Dilutive effect of non-participating restricted shares	282	67	521	28
Dilutive weighted average shares outstanding	29,313,718	29,224,376	29,304,526	29,208,985

The computation of Diluted EPS does not assume conversion, exercise, or contingent issuance of securities that may have an antidilutive effect on earnings per share (“Antidilutive Securities”).  Antidilutive Securities include: (i) stock options with an exercise price greater than the average market price for the period, (ii) non-participating restricted stock awards with a grant price greater than the average market price for the period, (iii) non-participating restricted stock awards with unearned compensation costs attributable to future service which exceed the average market price for the period, and (iv) in a period with a loss, all stock options and non-participating restricted stock awards.  For the three months and nine months ended September 30, 2010, the number of Antidilutive Securities was 558,226.  For the three months and nine months ended September 30, 2009, the number of Antidilutive Securities was 658,556.

4. Comprehensive Income

Our comprehensive income includes net income and foreign currency translation adjustments.  For the quarters ended September 30, 2010 and 2009, comprehensive income was $6.3 million and $5.2 million, respectively.  For the first nine months ended September 30, 2010 and 2009, comprehensive income was $16.3 million and $13.4 million, respectively.

Index

5. Goodwill and Other Intangible Assets

Under Generally Accepted Accounting Principles in the United States (“US GAAP”), goodwill is not amortized and we are required to assess goodwill at least annually for impairment by applying a fair value-based test.

Other intangibles consist of customer relationships acquired in connection with the purchase of AlphaSmart, Inc. (“AlphaSmart”). The customer relationships intangible asset is amortized over its useful life of ten years, on the declining balance method. For the three months ended September 30, 2010 and 2009, amortization expense related to the customer relationships intangible was $53,000 and $70,000, respectively.  For the nine months ended September 30, 2010 and 2009, amortization expense related to the customer relationships intangible was $160,000 and $211,000, respectively.

Customer Relationships
(In Thousands)	September 30, 2010	December 31, 2009
Gross amount	$3,200	$3,200
Accumulated amortization	(2,463)	(2,303)
Net carrying value	$737	$897

6. Uncertain Tax Positions

During the first quarter of 2010, we settled a tax dispute with the state of Wisconsin. This resulted in the recognition of $1.1 million in tax benefits related to prior years which had been carried on our balance sheet at December 31, 2009 as non-current income taxes payable.

7. Equity Compensation

We value restricted stock awards at the closing market price of our common stock on the date of grant.  We granted restricted stock awards for 100,318 shares during the nine months ended September 30, 2010, and granted restricted stock awards for 85,139 shares during the nine months ended September 30, 2009.  The exercise prices for all options are equal to the fair market value of our common stock on the date the options were granted.  There were options to purchase 13,624 shares of our common stock granted during the nine months ended September 30, 2010 and no options to purchase our common stock granted during the nine months ended September 30, 2009.

As of September 30, 2010, the total unearned compensation related to share-based compensation awards, net of estimated forfeitures, was $2.0 million, which will be amortized as expense over the weighted average remaining period of 2.5 years. For the nine months ended September 30, 2010 and 2009, total share-based compensation expense was $1.3 million and $1.2 million, respectively.

A summary of restricted stock award activity for the nine months ended September 30, 2010 is as follows:

Nonvested Restricted Stock Awards	Shares	Weighted average grant date fair value	Aggregate intrinsic value
Balance at January 1, 2010	319,551	$11.70	$3,630,099	(1)
Granted	100,318	13.13
Vested	(74,439)	14.83
Forfeitures	(1,037)	11.56
Balance at September 30, 2010	344,393	$11.44	$3,509,365	(2)

(1) Calculated at the 12/31/09 closing market price at $11.36 per share
(2) Calculated at the 9/30/10 closing maket price at $10.19 per share

Index

8. Fair Value Measurements

Certain of our assets and liabilities are reported at fair value in our consolidated financial statements.  US GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels with level 1 inputs having the highest priority, followed by level 2, and lastly, level 3.  Level 1 inputs consist of quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are other observable evidence of fair value, such as quoted prices for similar assets and liabilities or other market-corroborated evidence of fair value. Level 3 inputs are unobservable evidence of fair market value, such as a discounted cash flows model or other pricing model.

The table below provides fair value measurement information for securities held as of September 30, 2010 and 2009.  The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including income taxes payable and accrued expenses), approximated fair value at September 30, 2010 and 2009.

			Fair Value Measurements Using
(In Thousands)	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
2010
Current investment securities	$5,086	$5,086	$-	$5,086	$-
Non-current investment securities	1,137	1,138	-	1,138	-
Assets held related to SERP plan	1,932	1,932	1,932	-	-

2009
Current investment securities	$3,120	$3,138	$-	$3,138	$-
Non-current investment securities	415	415	-	415	-
Assets held related to SERP plan	1,750	1,750	1,750	-	-

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

Index

Segment results were as follows:

Segment Revenues:
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Educational Software and Services	$28,462	$25,773	$80,674	$71,666
Educational Hardware	4,139	5,981	15,198	17,423
Consolidated Revenue	$32,601	$31,754	$95,872	$89,089

Segment Gross Profit and Reconciliation to Net Income Before Taxes:
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2010	2009	2010	2009
Educational Software and Services	$23,885	$21,582	$68,093	$60,924
Educational Hardware	1,783	3,060	7,208	8,791
Consolidated Gross Profit	25,668	24,642	75,301	69,715
Consolidated Operating Expenses	16,936	17,065	52,249	49,400
Other (Expense) Income	(37)	218	225	401
Consolidated Net Income Before Taxes	$8,695	$7,795	$23,277	$20,716

10.  Dividends

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

12.  Subsequent Event

On October 27, 2010, our Board of Directors declared a special cash dividend of $2.00 per share in addition to its regular quarterly cash dividend of $0.08 per share, both payable December 1, 2010 to shareholders of record as of November 12, 2010.

Index

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

A key part of our business strategy for maintaining and expanding our customer base (and the related revenues) is to transition our customers to our hosted subscription-based Enterprise software products. Customers who transition to our Accelerated Reader Enterprise subscription-based product have increased their average annual spending by over $1,000 per school. Although this amount of incremental revenue could change due to customer mix and other factors including additional purchases of products and services, we expect that we will continue to see incremental revenue from additional customers that transition to Accelerated Reader Enterprise. We have also experienced an annual per customer revenue increase for our other Enterprise products, but the increase has been most significant with our Accelerated Reader Enterprise product.

We track active usage of both our subscription and perpetual products via a variety of measures including active subscriptions, recent customer support requests or contacts, recent purchases of additional content, and recent participation in training or professional development events.  We continuously refine the criteria used to develop these metrics in order to provide what we believe is the most useful information for managing and understanding our active customer base. The most current methodology is applied to develop any historical comparisons so that any presentation is on a consistent basis. Based on these criteria, our approximate worldwide active customer counts for both our perpetual and subscription-based licenses at September 30, 2010 were as follows: Accelerated Reader - 52,000, Accelerated Math – 15,000, and STAR Reading or STAR Math – 45,000 and at December 31, 2009 were as follows: Accelerated Reader - 53,000, Accelerated Math – 15,000, and STAR Reading or STAR Math – 45,000.

We believe the percentage of customers using the subscription-based Enterprise versions of our reading and math products is an important indicator of the progress of this strategic growth initiative and the potential for growth still existing with regard to this strategy. We believe the percentage of customers using reading products is more critical in measuring this opportunity because Accelerated Reader is our most significant product and because we have experienced a greater increase in per customer revenues from Accelerated Reader Enterprise compared to our other subscription-based products. At the end of the third quarter of 2010, approximately 45% of our active reading product customers were using the Enterprise version compared to approximately 40% at the end of 2009.

Our strategic transition to subscription-based software products has affected, and will continue to affect, our results of operations. Revenues from subscription-based software sales are not completely incremental to our results, as customers who upgrade from a perpetual license to a subscription version no longer purchase annual support plans for our perpetual-license products, and those who purchase the Enterprise version also no longer purchase add-on content. Revenues under the subscription-based model are composed of both software and services. The gross profit margins from subscription-based software products are slightly higher than our historical gross profit margins on sales of perpetual-license software. The subscription-based software business tends to generate a sales mix somewhat more heavily weighted towards services. In addition, the services we sell with our subscription-based software products tend to have a somewhat higher gross profit margin than those sold with our perpetual-license software products.

Index

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

We expect that future changes in our products will likely result in the requirement to apply the service revenue recognition rules to subscription sales of our software when such software is hosted by us. The timing of this change is currently uncertain and will depend on, among other things: (i) how we license and price our products, (ii) what features are available in our products, and (iii) whether our customers run our products at their own site as opposed to being hosted at our site.  The most significant effect this could have on our financial statements is the deferral of upfront charges for items such as installation and data conversion, which are currently recognized as revenue when the service is completed. This could have the effect of shifting revenue to future periods and reducing reported earnings in periods when our deferred revenue balances are increasing. Any such change would not affect our cash flow.

Customer orders for our products and services increased by approximately $13.8 million, or 13%, to $118.7 million in the first nine months of 2010 compared to $104.9 million in the first nine months of 2009. Renewal rates remained strong and new adoptions and customer upgrades to Renaissance Place were good, particularly considering the economic environment. These factors along with the subscription price increase implemented late in 2009 associated with new product reports and features, all contributed to the strong order performance, partially offset by weak hardware orders. We believe that our orders for 2010 and the second half of 2009 were positively affected by educational funds provided by the American Recovery and Reinvestment Act, which generally first became available to schools during the third quarter of 2009. We also believe that the year-over-year comparison was enhanced due to the weak order levels we experienced in the first half of 2009 as a result of the economic recession, which put pressure on school budgets and caused our customers to be very cautious with their spending plans.

A challenging economic environment and tight school budgets look to be a part of the K-12 market, at least through the 2011/2012 school year. States are still coping with budget deficits, affecting their ability to fund education.  And while a recent survey conducted by the National Council of State Legislatures indicates that states are experiencing an increase in revenues and have begun their fiscal recovery, it also suggests that it is happening very slowly. According to the survey, two-thirds of the states are forecasting continued budget deficits in fiscal 2012, and nearly half the states are projecting deficits in 2013, as well. Overall, we still expect a prolonged period of tight school budgets.

Index

Consolidated income statement data:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales:
Products	64.9%	69.1%	67.3%	71.6%
Services	35.1%	30.9%	32.7%	28.4%
Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Products	15.5%	16.8%	16.2%	16.6%
Services	32.0%	34.8%	32.2%	34.7%
Total cost of sales	21.3%	22.4%	21.5%	21.7%
Gross profit:
Products	84.5%	83.2%	83.8%	83.4%
Services	68.0%	65.2%	67.8%	65.3%
Total gross profit	78.7%	77.6%	78.5%	78.3%
Operating expenses:
Product development	12.7%	12.9%	13.0%	14.0%
Selling and marketing	28.6%	30.1%	31.1%	30.2%
General and administrative	10.6%	10.7%	10.4%	11.3%
Total operating expenses expenses	51.9%	53.7%	54.5%	55.5%

Operating income	26.8%	23.9%	24.0%	22.8%
Other, net	-0.1%	0.7%	0.2%	0.5%
Income before taxes	26.7%	24.6%	24.2%	23.3%
Income tax provision	7.6%	8.2%	7.3%	8.4%
Net Income	19.1%	16.4%	16.9%	14.9%

The amounts above are expressed as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales.

Consolidated Results
Three Months Ended September 30, 2010 and 2009

Net Sales. Our net sales increased by $0.8 million, or 2.7%, to $32.6 million in the third quarter of 2010 from $31.8 million in the third quarter of 2009.

Product revenue decreased by $0.8 million, or 3.6%, to $21.1 million in the third quarter of 2010 from $21.9 million in the third quarter of 2009. Revenues for hardware products decreased by $2.2 million compared to last year due to low demand related to the difficult funding environment and to a price decrease that went into effect at the beginning of 2010.  This was offset by an increase in revenue from software products of $1.4 million due to both strong orders in the period and revenue recognized from prior period’s subscription orders.

Service revenue increased by $1.6 million, or 16.7%, to $11.4 million in the third quarter of 2010 from $9.8 million in the third quarter of 2009 due to increases in revenue across all service areas.  The largest increases were experienced in software support, remote professional development services, and hosting and other technical services which increased $0.6 million, $0.5 million, and $0.3 million, respectively.

Cost of Sales. The cost of sales of products decreased by $0.4 million, or 11.4%, to $3.3 million in the third quarter of 2010 from $3.7 million in the third quarter of 2009. As a percentage of product sales, the cost of sales of products decreased to 15.5% in the third quarter of 2010, compared to 16.8% for the third quarter of 2009.  This was primarily due to a revenue mix weighted more heavily to software in 2010, as our cost of sales are lower on software than on hardware.

The cost of sales of services increased by $0.2 million, or 7.0%, to $3.6 million in the third quarter of 2010 from $3.4 million in the third quarter of 2009. As a percentage of sales of services, the cost of sales of services decreased to 32.0% in the third quarter of 2010 from 34.8% in the third quarter of 2009. The improvement was due to continued leveraging of our fixed costs in most of our service areas.

Index

Our overall gross profit margins increased to 78.7% in the third quarter of 2010 from 77.6% in the third quarter of 2009 due to the factors discussed above.

Product Development. Product development expenses were $4.1 million in the third quarter of 2010 and in the third quarter of 2009.  As a percentage of net sales, product development expenses decreased to 12.7% in the third quarter of 2010 from 12.9% in the third quarter of 2009.

Selling and Marketing. Selling and marketing expenses decreased by $0.2 million, or 2.3%, to $9.3 million in the third quarter of 2010 from $9.5 million in the third quarter of 2009.  Marketing expenses decreased by $0.6 million due to reduced advertising costs and timing of certain trade show expenses. Selling expenses increased by $0.4 million due to additional commissions associated with higher order levels this year and to a lesser extent more sales staff.  As a percentage of net sales, selling and marketing expenses decreased to 28.6% in the third quarter of 2010 from 30.1% in the third quarter of 2009.

General and Administrative. General and administrative expenses increased by $0.1 million, or 2.0%, to $3.5 million in the third quarter of 2010, essentially unchanged from $3.4 million in the third quarter of 2009. As a percentage of net sales, general and administrative expenses decreased to 10.6% in the third quarter of 2010 from 10.7% in the third quarter of 2009.

Operating Income. Operating income increased by $1.1 million, or 15.2%, to $8.7 million in the third quarter of 2010 from $7.6 million in the third quarter of 2009. The increase was primarily due to the gross profit generated by the higher revenue in 2010. As a percentage of net sales, operating income increased to 26.8% in the third quarter of 2010 from 23.9% in the third quarter of 2009.

Income Tax. Income tax expense of $2.5 million was recorded in the third quarter of 2010 at an effective income tax rate of 37.0% of pre-tax income, less a tax benefit of $0.7 million primarily relating to the lapse of the statute of limitations on various tax positions.  This compares to $2.6 million that was recorded in the third quarter of 2009 at an effective income tax rate of 38.0% of pre-tax income, less a tax benefit of $0.4 million relating to the lapse of the statue of limitation on various tax positions

Consolidated Results
Nine Months Ended September 30, 2010 and 2009

Net Sales. Our net sales increased by $6.8 million, or 7.6%, to $95.9 million in the first nine months of 2010 from $89.1 million in the first nine months of 2009.

Product revenue increased by $0.7 million, or 1.1%, to $64.5 million in the first nine months of 2010 from $63.8 million in the first nine months of 2009 due to an increase of $3.6 million in software products which is a result of both strong orders in the period and revenue recognized from prior period’s subscription orders. This was offset by a decrease in hardware products of $2.9 million due to low demand related to the difficult funding environment and to a price decrease that went into effect at the beginning of 2010.

Service revenue increased by $6.1 million, or 24.1%, to $31.4 million in the first nine months of 2010 from $25.3 million in the first nine months of 2009 due to increases in revenue across all service areas.  The largest increases were experienced in hosting and other technical services, remote professional development services, and onsite professional development services which increased $2.1 million, $1.5 million, and $1.3 million, respectively.

Cost of Sales. The cost of sales of products decreased by $0.1 million, or 1.2%, to $10.5 million in the first nine months of 2010, essentially unchanged from $10.6 million in the first nine months of 2009. As a percentage of product sales, the cost of sales of products decreased to 16.2% in the first nine months of 2010 from 16.6% in the first nine months of 2009. This was primarily due to a revenue mix weighted more heavily to software in 2010, as our cost of sales are lower on software than on hardware.

The cost of sales of services increased by $1.3 million, or 15.1%, to $10.1 million in the first nine months of 2010 from $8.8 million in the first nine months of 2009. As a percentage of sales of services, the cost of sales of services decreased to 32.2% in the first nine months of 2010 from 34.7% in the first nine months of 2009. The improvement was due to continued leveraging of our fixed costs in most of our service areas, especially hosting and remote professional development.

Our overall gross profit margins were 78.5% in the first nine months of 2010, essentially unchanged from 78.3% in the first nine months of 2009.

Index

Product Development. Product development expenses decreased by $0.1 million, or 0.5%, to $12.4 million in the first nine months of 2010, essentially unchanged from $12.5 million in the first nine months of 2009. As a percentage of net sales, product development expenses decreased to 13.0% in the first nine months of 2010 from 14.0% in the first nine months of 2009.

Selling and Marketing. Selling and marketing expenses increased by $2.9 million, or 11.0%, to $29.8 million in the first nine months of 2010 from $26.9 million in the first nine months of 2009. Selling expenses increased by $3.7 million due to additional commissions associated with higher order levels this year and to a lesser extent more sales staff. Marketing expenses decreased by $0.8 million due to cost efficiencies in our advertising programs. As a percentage of net sales, selling and marketing expenses increased to 31.1% in the first nine months of 2010 from 30.2% in the first nine months of 2009.

General and Administrative. General and administrative expenses were $10.0 million in the first nine months of 2010 and in the first nine months of 2009. As a percentage of net sales, general and administrative expenses decreased to 10.4% in the first nine months of 2010 from 11.3% in the first nine months of 2009.

Operating Income. Operating income increased by $2.7 million, or 13.5%, to $23.0 million in the first nine months of 2010 from $20.3 million in the first nine months of 2009. The increase was primarily due to the gross profit generated by the higher revenue in 2010, partially offset by higher selling expenses. As a percentage of net sales, operating income increased to 24.0% in the first nine months of 2010 from 22.8% in the first nine months of 2009.

Income Tax. Income tax expense of $7.0 million was recorded in the first nine months of 2010 at an effective income tax rate of 37.0% of pre-tax income, less tax benefits of $1.7 million relating to the settlement of an income tax dispute with the State of Wisconsin and to the lapse of the statute of limitations on various tax positions. This compares to $7.5 million that was recorded in the first nine months of 2009 at an effective income tax rate of 38.0% of pre-tax income, less a tax benefit of $0.4 million relating to the lapse of the statue of limitations on various tax positions.

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

Segment results:
	Three months ended September 30,		Nine months ended September 30,
(Dollars in Thousands)	2010	2009	2010	2009
Educational Software and Services Segment:
Revenues	$28,462	$25,773	$80,674	$71,666
Gross profit	23,885	21,582	68,093	60,924
Gross profit %	83.9%	83.7%	84.4%	85.0%

Educational Hardware Segment:
Revenues	$4,139	$5,981	$15,198	$17,423
Gross profit	1,783	3,060	7,208	8,791
Gross profit %	43.1%	51.1%	47.4%	50.5%

Index

Educational Software and Services Segment
Three months Ended September 30, 2010 and 2009

Segment revenues increased by $2.7 million, or 10.4%, to $28.5 million in 2010 from $25.8 million in 2009. This improvement was primarily due to increased revenue from our subscription-based software products and related services, such as hosting, phone support, and technical services.

Gross profit increased by $2.3 million to $23.9 million in 2010 from $21.6 million in 2009.  As a percentage of revenue, gross profit was relatively unchanged at 83.9% in 2010 compared to 83.7% in the prior year.

Educational Software and Services Segment
Nine months Ended September 30, 2010 and 2009

Segment revenues increased by $9.0 million, or 12.6%, to $80.7 million in 2010 from $71.7 million in 2009. This improvement was primarily due to increased revenue from our subscription-based software products and related services, such as hosting, phone support, and technical services.

Gross profit increased by $7.2 million to $68.1 million in 2010 from $60.9 million in 2009.  As a percentage of revenue, gross profit was relatively unchanged at 84.4% in 2010 compared to 85.0% in the prior year.

Educational Hardware Segment
Three months Ended September 30, 2010 and 2009

Segment revenues decreased by $1.8 million, or 30.8%, to $4.2 million in 2010 from $6.0 million in 2009. Segment revenues decreased due to low demand for NEOs related to the difficult funding environment and to a price decrease that went into effect at the beginning of 2010.

Gross profit decreased by $1.3 million to $1.8 million in 2010 from $3.1 million in 2009.  As a percentage of revenue, gross profit decreased to 43.1% in 2010, from 51.1% in 2009. The decline as a percentage of revenue is attributable to the hardware sales price decrease, discussed above.

Educational Hardware Segment
Nine months Ended September 30, 2010 and 2009

Segment revenues decreased by $2.2 million, or 12.8%, to $15.2 million in 2010 from $17.4 million in 2009. Segment revenues decreased due to low demand for NEOs related to the difficult funding environment and to a price decrease that went into effect at the beginning of 2010.

Gross profit decreased by $1.6 million to $7.2 million in 2010 from $8.8 million in 2009.  As a percentage of revenue, gross profit decreased to 47.4% in 2010, from 50.5% in 2009. The decline as a percentage of revenue is attributable to the hardware sales price decrease, discussed above.

Liquidity and Capital Resources

As of September 30, 2010, our cash, cash equivalents and investment securities were $70.1 million, up $26.0 million from $44.1 million at December 31, 2009. The increase was primarily due to $34.7 million of cash flow provided by operations offset in part by $6.7 million used to pay dividends.

As of September 30, 2010, we have a $15.0 million secured revolving line of credit with a bank which is available until July 1, 2012. The line of credit bears interest at either a floating rate or a fixed rate for a period of up to 90 days based on LIBOR plus 1.5%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until July 31, 2011, which bears interest at the prime rate. As of September 30, 2010, the lines of credit had not been used.

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

Index

No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. We repurchase shares on the open market as well as from employees who elect to surrender restricted shares at the time of vesting to pay their payroll withholding taxes. Repurchased shares will become treasury shares and may be used for equity compensation plans, stock-based employee benefit plans and for other general corporate purposes. From January 1, 2010 through September 30, 2010, we repurchased approximately 116,400 shares at a cost of $1.2 million. Since the original authorization of the repurchase program in 2002, we have repurchased approximately 7.9 million shares at a cost of $136.4 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.

In each of the four quarters of 2009 we paid a cash dividend of $0.07 per share. In the first quarter of 2010 we paid a cash dividend of $0.07 per share. In the second and third quarters of 2010 we paid a cash dividend of $0.08 per share. On October 27, 2010, our Board of Directors declared a special cash dividend of $2.00 per share in addition to its regular quarterly cash dividend of $0.08 per share, both payable December 1, 2010 to shareholders of record as of November 12, 2010.

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

As of September 30, 2010, our approximate contractual obligations for operating leases, tax audit payments and purchase obligations (by period due) were as follows:

Payments Due by Period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,937	$361	$1,848	$727	$1
Tax audit related payments	-	-	-	-	-
Purchase obligations	7,547	7,532	15	-	-
Total	$10,484	$7,893	$1,863	$727	$1

Index

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

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following “Quantitative and Qualitative Disclosures about Market Risk” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for 2010 and future periods including statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” references to estimates or similar expressions. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors that could cause or contribute to such differences include: (i) the failure of orders to achieve expected growth targets, (ii) a decline in quiz sales that exceeds forecasts, (iii) risks associated with the implementation of the Company’s growth initiatives, (iv) dependence on educational institutions and government funding, (v) our ability to successfully implement cost savings measures and achieve cost reductions and (vi) other risks affecting the Company’s business as described in the Company’s filings with the Securities and Exchange Commission, including the Company’s 2009 Annual Report on Form 10-K and later filed quarterly reports on Form 10-Q and current reports on Form 8-K, which factors are incorporated herein by reference. The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

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

Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and, high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of September 30, 2010, our investment securities had a market value of approximately $12.3 million and a carrying value of $12.3 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.

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

Index

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

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

There has been no change in our internal control over financial reporting that has occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table shows information relating to the repurchase of shares of our common stock during the three months ended September 30, 2010:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1-31	8,300	$14.42	8,300	1,191,287
August 1-31	-	-	-	1,191,287
September 1-30	94,722	9.82	94,722	1,096,565
Total	103,022		103,022

Index

Item 6. Exhibits

Exhibits.

Exhibit No.	Description

31.1	Section 302 certification by Glenn R. James

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Glenn R. James

32.2	Section 906 certification by Mary T. Minch
                    ___________________________

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC.
(Registrant)

November 5, 2010	/s/ Glenn R. James
Date	Glenn R. James
Chief Executive Officer and a Director (Principal Executive Officer)

November 5, 2010	/s/ Mary T. Minch
Date	Mary T. Minch
Executive Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Index

Index to Exhibits

Exhibit No.	Description

31.1	Section 302 certification by Glenn R. James

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Glenn R. James

32.2	Section 906 certification by Mary T. Minch
                    ___________________________