Form 10-K
period 2010-12-31
RENAISSANCE LEARNING INC
filed 2011-03-08
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-K
__________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22187

RENAISSANCE LEARNING, INC.

(Exact name of Registrant as specified in its charter)

Wisconsin	39-1559474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2911 Peach Street
P.O. Box 8036
Wisconsin Rapids, Wisconsin	54495-8036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (715) 424-3636

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	The NASDAQ Global Select Market

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $194,257,000 as of June 30, 2010.  As of February 28, 2011, there were 29,289,715 of the Registrant’s shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 27, 2011.

Index

PART I

Item 1.  Business

Overview

Renaissance Learning, Inc. is a provider of computer-based assessment technology and school improvement programs for pre-kindergarten through senior high (pre-K-12) schools and districts.  Our tools provide daily formative assessment and periodic progress-monitoring technology to enhance core curriculum, support differentiated instruction, and personalize practice in reading, writing, and math.  Renaissance Learning products help educators make the practice component of their existing curriculum more effective by providing tools to personalize practice and easily manage the daily activities for students of all levels.

Our products, which support and enhance all curriculum and instructional approaches, are backed by research studies that support the demonstrated effectiveness of the products.  Our products and services are primarily focused on three key pre-K-12 curriculum areas: reading, writing, and math.  Accelerated Reader*, STAR Reading, STAR Early Literacy, and Successful Reader comprise our reading products.  Our math products include Accelerated Math, STAR Math, and Math Facts in a Flash.  NEO laptops and related software are our primary writing and keyboarding products.  We also address language acquisition for English language learners with our English in a Flash software.  Our 2Know! response system is a versatile classroom tool, which encourages classroom participation and provides instantaneous feedback to instructors in any educational setting.  Our products also include an optical-mark card scanner, which is primarily used with Accelerated Math, to automate scoring and recordkeeping tasks.  Additionally, our product offerings include supplemental resources for educators and classroom use such as handbooks, workbooks, and motivational items.

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

Our educational software products are available on our web-based Renaissance Place software platform.  The Renaissance Place platform meets the needs of district-wide installations such as: scalability, remote access, centralized database, and server for multiple campus use, sophisticated statistical analysis, ease of administration and support, and integration with student data from other district systems.  Renaissance Place products are sold on a subscription basis typically for terms of one year.  Our popular Accelerated Reader Enterprise and Accelerated Math Enterprise packages are turnkey solutions consisting of the Renaissance Place platform with enhanced features, unlimited access to all of our reading quizzes and math content, remote software hosting, professional development and technical consulting services.  We are not actively selling new installations of our legacy desktop products, which were typically sold as school-wide perpetual software licenses.  A significant number of customers are still using our legacy products and we continue to provide optional annual support plans, student expansions, and add-on reading quizzes and math content libraries to these customers.

________

*  2Know!, Accelerated Math, Accelerated Reader, Accelerated Vocabulary, AccelScan, AR BookGuide, AR BookFinder, AR, ATOS, DEEP Capacity, English in a Flash, Fluent Reader, Math Facts in a Flash, NEO, NEO2, Renaissance Home Connect, Renaissance Lighthouse Program, Renaissance Place, Renaissance Place Real Time, STAR Early Literacy, STAR Math, STAR Reading, Successful Reader and, STAR Enterprise are trademarks of Renaissance Learning, Inc., and its subsidiaries, registered, common law, or pending registration in the United States and other countries.

SetPoint is a jointly owned trademark of Renaissance Learning, Inc. and JBHM Education Group, LLC.

All other product and company names should be considered trademarks of their respective companies and organizations.

Index

We offer a full line of professional service and support solutions that integrate with, complement, and enhance the effectiveness of our products.  Sold separately or bundled with our products to provide a complete solution, our service offerings include professional development and product training seminars and conferences, report and data analysis, program evaluation, implementation coaching, web-based training, software support, software installation, database conversion and integration services, and application hosting.

Renaissance Learning, Inc. was founded in 1986 and is incorporated under the laws of the State of Wisconsin.  Our common stock trades on The NASDAQ Global Select Market® under the symbol “RLRN.”  Our principal executive offices are located at 2911 Peach Street, P.O. Box 8036, Wisconsin Rapids, Wisconsin 54495-8036 (telephone:  (715) 424-3636).  You may obtain, free of charge, copies of this Annual Report on Form 10-K as well as our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K (and amendments to those reports) filed with, or furnished to, the Securities Exchange Commission (the SEC) as soon as reasonably practicable after we have filed, or furnished, such reports by accessing our website at http://www.renlearn.com, clicking on "About Us" and scrolling down to the "SEC Filings" link.  You may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Information contained on our website is not part of this Annual Report on Form 10-K.

Segments

We categorize our business into two reportable segments consistent with the information used by our executive officers to allocate resources and assess performance.  Our reportable segments are Educational Software and Services, and Educational Hardware.  Note 13 to our consolidated financial statements sets forth the information for our Educational Software and Services, and Educational Hardware segments.

Educational Software and Services

Accelerated Reader is a personalized practice and daily progress-monitoring assessment software tool that helps educators motivate and monitor their students’ literature-based reading practice. It provides information to ensure reading success and inform instruction.  A student selects a book at an appropriate reading level from approximately 149,000 books with an available Accelerated Reader quiz, reads the book, and then takes a multiple-choice quiz on a computer or on our NEO laptop product.  For each book read, Accelerated Reader tracks the amount of reading practice achieved based on the length and difficulty of the book and the student’s performance on the quiz.  The information generated from this process—titles and words read, comprehension level, and amount of reading completed—creates a database of student reading achievement from which reports are generated that help educators monitor the quantity and quality of reading practice for each individual student and effectively target instruction.  Accelerated Reader supports reading practice quizzes in English and Spanish, recorded-voice versions of quizzes on literature books for emergent readers, quizzes for assessing reading instruction assignments from reading textbooks, vocabulary practice quizzes, and Literacy Skills quizzes which allow educators to assess students’ proficiency on specific skills found in state and district language arts standards.

STAR Reading is an easy to use, computer-adaptive, formative reading assessment system that determines a student's reading level, statistically correlated to national norms, in ten minutes or less.  STAR Reading adapts itself during testing by utilizing proprietary branching logic that evaluates the pattern of the student’s answers to determine the level of difficulty required for subsequent questions. Tests can be administered many times throughout a school year and the results provide educators with a database of statistically accurate reading level information on their students, grades 1-12, from which they can generate useful diagnostic reports and adjust instructional strategies accordingly.

STAR Early Literacy computer adaptive assessment software provides educators with a fast, accurate, and easy solution to assess the phonemic awareness, and other readiness and literacy skills of students in grades pre-K-3.  The software helps educators identify each student's specific strengths and diagnose specific weaknesses in skills covered by early literacy curricula and standards.  STAR Early Literacy allows the assessment process to be quickly and easily repeated many times throughout a school year at a lower cost and on a more timely basis than conventional assessments.

Index

Successful Reader is a reading intervention program designed for struggling readers in grades 4-12. The core intervention curriculum program combines explicit instruction with motivating reading activities to strengthen comprehension skills and vocabulary.  Successful Reader utilizes an instructional book club approach, during which teachers deliver direct instruction, students listen and follow along to professionally narrated audio recordings of high-interest titles, the group discusses the text, and applies the target strategy through various kinds of activities.  Successful Reader integrates with Accelerated Reader and STAR Reading so students are able to apply skills to guided independent reading practice and teachers are able to monitor students’ progress.

Accelerated Math software is a continuous progress monitoring and mastery measurement system that enhances the essential practice component of any math curriculum.  Accelerated Math helps educators manage daily classroom tasks by producing personalized math practice for students based on their performance, scoring their work using our AccelScan optical mark reader, 2Know! response system or NEO 2 and reporting results immediately.  Content libraries for Accelerated Math range from early numeracy through calculus, including financial literacy math, and align with state standards.

Accelerated Math for Intervention is a highly effective, research-based math intervention program for grades 3-12 that harnesses the power of Accelerated Math, MathFacts in a Flash, and STAR Math, and provides comprehensive professional development. Designed for the Response to Intervention (RTI) framework, Accelerated Math for Intervention furnishes the diagnostic tools to help educators generate actionable data, identify and address gaps in their students’ critical math skills, deliver targeted instruction with differentiated practice, and increase student engagement and motivation.

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

STAR Math is a computer-adaptive, formative math assessment test and database that provides the same benefits as STAR Reading.  STAR Math reports provide objective information to help educators quickly place their students, monitor progress, and match instruction to individual student levels.  Fast, accurate, and easy to administer, STAR Math provides math scores for grades 1-12 with comparisons to national norms, and can be administered many times throughout a school year to track student development of math proficiency.

MathFacts in a Flash software helps educators motivate students to build automaticity of math facts – the foundation for learning higher level mathematics – and monitor achievement of evidence-based grade-level benchmarks.  It gives students at all skill levels valuable practice with addition, subtraction, multiplication, and division facts as well as other mental math skills such as finding squares and converting between fractions, decimals and percentages.  Timed tests administered by the system accurately measure students' practice and mastery, while detailed reports give educators timely and reliable feedback on the progress of individual students or entire classrooms.

English in a Flash software utilizes a research-based approach that mirrors how children learn their native language to help educators accelerate the English language learning of English Language Learner (ELL) and English as Second Language (ESL) students.  The program provides the practice and repetition needed for students to quickly acquire a solid foundation of conversational and academic vocabulary, the English sound system, and basic grammatical structures. Students learn vocabulary first, and then combine words into meaningful phrases, sentences, and short dialogues. English in a Flash helps close the gap between ELL and ESL students and their classmates.

Services. We offer a full line of professional services to our customers.  Our services include support plans for our software solutions, technical services, product training, and multiple professional development options.

Support Plans.  We offer extended service and support plans that provide users of our products access to telephone support.  Support plans are packaged with software and also sold separately and typically cover a period of 12 months.

Index

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

Other Technical Services. In addition to application hosting, we provide our customers with a variety of services to help with the implementation and support of their Renaissance Place programs.  These include system setup, software installation, troubleshooting, technical training, data conversion, interface programming, and custom report writing.

Training and Professional Development Services.  Our professional development sessions provide leadership development opportunities, instruct educators in proven best practices to enhance their curriculum and instruction, and inform educators on how to most effectively use our products and the data they generate to improve student achievement.  Our content has been organized into beginning, advanced, and special topics that can be delivered over time allowing educators to integrate best practices into the classroom and assimilate information as they need it.  We offer several delivery options to meet specific customer needs and constraints including: (i) online self-study, (ii) online webinars conducted by a Renaissance implementation specialist using the web and a telephone, (iii) full-day professional development seminars, (iv) consulting provided on an on-site or remote basis, (v) implementation coaching in which the educator is paired with one of our specialists for implementation support, generally over an entire school year, (vi) multi-day training of trainer events, (vii) large training events like our regional symposiums, and (viii) program management services to assist in monitoring and guiding the implementation of our products to ensure high levels of fidelity and effectiveness.

Our training and professional development services can be accessed online through the Renaissance Training Center, which is the gateway to all of our professional development services.  Customers can access online self-study content or webinars as well as register for regional symposiums.

School Improvement Models. Our professional services staff work with educators at the school and/or district level to integrate use of our assessment and practice products into a comprehensive goal-driven strategy for school improvement.  The SetPoint school improvement model is a collaboration between Renaissance Learning and JBHM Education Group to assist the nation’s lowest performing schools with a transformational model that initiates substantial changes to the school schedule, curriculum, and procedures under a new principal, with emphasis on increased academic learning time, improved teacher effectiveness, and increased professional support over a period of one or more years. Renaissance School Improvement model is targeted to all schools that want to improve overall student performance and school culture through improved use of data, effective integration of 1:1 computing options, increased academic learning time and providing effective practice.  Both school improvement models are driven by a DEEP (Developing Enduring Excellence through Partnership) Capacity plan that outlines a multi-year strategy with specific goals and benchmarks.

Educational Hardware

NEO Laptops are rugged, portable, easy-to-use, low total-cost-of-ownership computing devices that can operate up to 700 hours on a single set of AA batteries.  NEOs are designed specifically for use in K-12 schools and are particularly well suited to building keyboarding skills and facilitating writing practice in a classroom setting.  Students in Renaissance Place schools can use the NEO 2 to take Accelerated Reader quizzes, practice their math facts using MathFacts in a Flash, and score Accelerated Math assignments. NEOs run a variety of curriculum-specific software focused on skills improvement and real-time formative assessment in writing, language arts, keyboarding, technology literacy, and special needs.  NEOs also offer classroom management tools to help educators maximize academic learning time in their classrooms.

2Know! Classroom Response System is an interactive system that encourages student classroom participation and helps teachers obtain instantaneous feedback that can be used to quickly assess student comprehension and performance.  The system integrates easily with interactive whiteboards, employs state-of-the-art radio frequency technology allowing wireless communication between students’ response devices and Renaissance Learning software such as MathFacts in a Flash and Accelerated Math.  Educators can use the system and the large amount of available assessment content for quizzes, tests, surveys and exercises while encouraging increased classroom participation and saving time through automatic real-time scoring.

Index

Product Development

We believe that continued substantial investment in product development is required to remain competitive and grow in the educational marketplace.  We invest continuously in the development of new products and services, enhancement of existing products and services, development of new content for existing products, development of tools to increase the efficiency of product development, and scientific research that: generates concepts for new products and services, validates the efficacy of our existing products and services and provides useful feedback for improvement of new and existing products and services.  Further, we conduct research on best practices, perform field validation of techniques, publish internally generated as well as third party research, and gather information to guide the development of new and improved products. For the years ended December 31, 2010, 2009, and 2008, our development expenses were $16.4 million, $16.5 million and $17.4 million, respectively (excluding capitalized amounts of $0.1 million, $0.0 million and $0.1 million, respectively).

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

We utilize reseller channels to sell our software and hardware products. Currently, approximately 4% of our orders are made through resellers.

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

Index

The seasonality of customer ordering patterns has increased as a result of our subscription-based software strategy. Compared to orders for non-subscription-based offerings, customer orders of our subscription-based offerings tend to more closely follow school budgeting cycles, resulting in a more seasonal order pattern weighted to the second and, even more so, third calendar quarters. Currently about 20% of our subscriptions have renewal dates in the second quarter and about 60% of our subscriptions have renewal dates in the third quarter.  Also, after customers convert to the Enterprise version, they no longer order reading quizzes and math libraries, since access to this content is included in their subscription. Historically, our customers have ordered more of this content in the first and fourth quarters. The combined effect is that a much greater proportion of a year’s orders are expected in the second quarter and, to an even greater extent, in the third quarter. Currently, we receive about 25% of our orders in the second quarter and about 40% in the third quarter.

Since all content is included with our subscription-based Enterprise products; transitioning our customer base to subscription-based software can adversely impact orders for add-on reading quizzes and math libraries by causing customers who own our software under perpetual-license agreements to delay purchases of add-on content if they are contemplating converting to our Enterprise version. Additionally, our subscription-based products are often sold at the school district level. District level sales tend to be more complex, have a longer sales cycle, and are typically for a larger dollar amount than sales made to individual schools. Orders from district sales are more uneven and more difficult to accurately predict than individual school-level sales and; therefore, the timing of large district sales can significantly impact quarterly order levels.

As the transition to subscription-based products has progressed, we have built substantial balances of deferred subscription revenue. Since this deferred revenue is recognized ratably over the subscription period (generally twelve months), it reduces the volatility of our reported revenue and revenues in a given period are not necessarily indicative of the orders placed by our customers for our products and services during the same period.

Production

A growing number of customers who purchase our software elect to have us host it in our data center, thus giving them access to our products directly from our data center servers through the internet.  Our software products are also distributed on CD-ROM.  Bulk CD-ROM duplication is performed by third-party contractors.  We produce order-specific and smaller batches of CD-ROMs at our distribution facility.  Accelerated Reader quizzes and Accelerated Math libraries can be purchased and downloaded from our website and selected patches and software updates are available for download on our website as well.

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

Index

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

Employees

As of February 1, 2011, we had 893 full-time and part-time employees.  We believe our relations with employees are good.  None of our employees is represented by a union or subject to collective bargaining agreements.

Backlog

As of December 31, 2010 and 2009, we had backlogs, consisting of open orders and deferred revenue that aggregated approximately $72.0 million and $60.1 million, respectively.   The deferred revenue is primarily related to software subscriptions, software support agreements, application hosting, technology consulting, and professional development and was $71.8 million and $59.5 million at December 31, 2010 and 2009, respectively.  We expect to realize nearly the entire backlog in 2011 except for $7.1 million, which is reflected as non-current deferred revenue on our balance sheet.

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ materially from those in the forward-looking statements.  Accordingly, the following information contains or may contain forward-looking statements:  (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under “Item 1-Business” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (2) statements with respect to growth initiatives, growth prospects, projected sales, revenues, earnings and costs, and product development schedules and plans, and management’s expectations regarding orders and financial results for future periods included or incorporated by reference in our Annual Report in Form 10-K or in our future filings with the SEC or contained in written material, releases and oral statements issued by us, or on our behalf.  Our actual results may differ materially from those contained in the forward-looking statements identified above.  Factors, which may cause such a difference to occur, include, but are not limited to, the factors listed in “Item 1A-Risk Factors."

Index

EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Age of Officer	Office

Judith Ames Paul Age 64
Ms. Paul is the co-founder of the company and has been vice-chairman of the board of directors since July 2010.  From 1986 until July 2001, from August 2002 until July 2003, and again from February 2006 until July 2010, Ms. Paul served as chairman of the board, and from July 2001 until August 2002, and again from July 2003 until February 2006, Ms. Paul served as co-chairman with Mr. Paul.  Ms. Paul has been a director since 1986.  Ms. Paul acts as our spokesperson and is a leading teacher advocate.  Ms. Paul holds a bachelor’s degree in elementary education from the University of Illinois.  Judith Paul is Terrance Paul’s wife.

Terrance D. Paul Age 64
Mr. Paul is the co-founder of the company and has been chairman of the board of directors since July 2010.  From February 2006 to July 2010, and again from August 2002 until July 2003, Mr. Paul served as our chief executive officer.  From February 2006 to April 2006, Mr. Paul also served as our president.  From July 1996 until July 2001, Mr. Paul served as vice chairman of the board and from July 2001 until August 2002, and again from July 2003 until February 2006, Mr. Paul served as co-chairman with Ms. Paul.  Mr. Paul has been a director since 1986.  Mr. Paul is the principal inventor of the LENA System and co-founder of the non-profit LENA Foundation, whose mission is to develop advanced technology for the early screening, research and treatment of language delays and disorders in young children.  Mr. Paul holds a law degree from the University of Illinois and an MBA from Bradley University.  Terrance Paul is Judith Paul’s husband.

Glenn R. James Age 52
Mr. James has been our chief executive officer since July 2010.  From March 2008 to July 2010, Mr. James served as a principal in Technology Consulting Corporation.  From March 2004 to March 2008, Mr. James served as division president and general manager for Unisys Corporation, a worldwide information technology company.  From July 1984 to March 2004, Mr. James was employed by Deloitte Consulting, 11 years of which he served as a partner.  Mr. James has a BA degree from the University of Colorado, Boulder and an MBA from The Wharton School, University of Pennsylvania.

Steven A. Schmidt Age 56
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

Mary T. Minch Age 44
Ms. Minch has been our chief financial officer and secretary since November 2004 and has served as executive vice president – finance since November 2009.  From January 2007 to November 2009, Ms. Minch served as our senior vice president – finance, and from December 2003 to January 2007, Ms. Minch served as our vice president – finance.  From February 2003 to December 2003, Ms. Minch held the position of North American division controller for Stora Enso North American Corp., a forest product company whose parent company acquired Consolidated Papers, Inc.  From October 2000 to February 2003, she served as controller-magazine papers at Stora Enso North American Corp. Ms. Minch holds bachelor's degrees in managerial accounting and finance from the University of Wisconsin-Stevens Point and a master's degree from the University of Wisconsin-Oshkosh, and is a certified public accountant.

Index

Paula K. O’Gorman Age 46
Ms. O’Gorman has been our senior vice president – educational products since January 2011.  From April 2008 to January 2011, Ms. O’Gorman has been our senior vice president – research & development.  From May 2004 to April 2008, Ms. O’Gorman served as the vice president – content development.  From June 1999 to May 2004, Ms. O’Gorman held the position of general manager.  Ms. O’Gorman holds a bachelor’s of science degree from the University of Minnesota.

Mark W. Petersen Age 49
Mr. Petersen has been our senior vice president – strategy and business development since January 2011.  From January 2007 to January 2011, Mr. Petersen has been our senior vice president – product management.  From February 2006 to January 2007, Mr. Petersen held the position of vice president – product line management.  From November 2005 to February 2006, Mr. Petersen served as vice president – development.  From September 2004 to November 2005, Mr. Petersen was the vice president – product development.  From July 2003 to September 2004, Mr. Petersen held the position of vice president – product management & research.  From April 2002 to July 2003, Mr. Petersen served as vice president – product management.  From February 2000 to April 2002, Mr. Petersen was the director of product management.  From August 1999 to February 2000, Mr. Petersen served as senior product marketing manager.  From May 1998 to August 1999, Mr. Petersen held the position of product marketing manager.  Mr. Petersen holds a bachelor’s degree from the University of Wisconsin – Oshkosh.

Marian L. Staton Age 62
Ms. Staton has been our executive vice president – sales since November 2009.  From June 2006 to November 2009, Ms. Staton served as the senior vice president – sales.  From May 2005 to June 2006, Ms. Staton held the position of vice president – sales central region.  From August 2001 to May 2005, Ms. Staton was a district sales representative.  From January 2001 to August 2001, Ms. Staton was a regional sales director.  From August 1999 to January 2001, Ms. Staton served as the coordinator – library services.  From June 1997 to August 1999, Ms. Staton held the position of reading Renaissance consultant.  From July 1996 to June 1997, Ms. Staton served as an associate Renaissance consultant.  Ms. Staton holds a bachelor’s of science degree from Texas Tech University, a master’s in education degree from West Texas A&M University and a library endorsement from West Texas A&M University.

Mark R. Swanson Age 46
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

Index

Roy E. Truby Age 71
Mr. Truby has been our senior vice president – state & federal programs since June 2007.  Prior to his employment with the Company, Mr. Truby served as a visiting scholar for the University of Idaho where he taught public policy, as well as an ambassador for the National Center for Education Statistics and research organization Westat to chief state school officers and large urban school district superintendents, advising on National Assessment of Educational Progress and assessment issues.  From 1989 to 2002, Mr. Truby served as the executive director of the National Assessment Governing Board, which has policy direction over National Assessment of Educational Progress (NAEP), often referred to as The Nation’s Report Card.  Mr. Truby has held positions as state school superintendent for Idaho and West Virginia and is the only person to serve as both elected and appointed chief state school officer in two different states.  He also served as district superintendent in Greenville County, South Carolina, that state’s largest school district. Mr. Truby holds a bachelor’s degree and a master’s degree from Indiana University, and an Ed.D. in school administration from the University of Idaho and has taught students in junior high through graduate school, including courses in school law, school finance, and superintendency.

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

Geographic Concentration of Sales.  A substantial portion of our sales is concentrated in California and Texas, which together made up about a fourth of our orders in 2010.  If large numbers of schools or a district or districts controlling a large number of schools in such states were to discontinue purchasing our products and services, our business, financial condition, and results of operations would be materially adversely affected.

Dependence on Educational Institutions and Government Funding.  Substantially all of our revenue is derived from sales to educational institutions, individual educators, and their other suppliers, which are heavily dependent on federal, state, and local government funding. In addition, the school appropriations process is often slow, unpredictable and subject to many factors outside of our control. Budget cuts, curtailments, delays, changes in leadership, shifts in priorities or general reductions in funding could reduce or delay our revenues. Funding difficulties experienced by schools, which have been exacerbated by the recent economic downturn and state budget deficits, could also slow or reduce purchases, which in turn could materially harm our business.

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

Index

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

Customer Perception of Products and Services. Our customers’ perception of our products and services is dependent upon the achievement of positive results in customer schools. We provide our customers with implementation assistance, telephone support and professional development, and offer certification to schools and classrooms that employ best practices. If customers do not achieve positive results with our products and services, or do not receive the level of support that they expect, the reputation of our company and our products and services may suffer, which could result in a decline in our revenues.

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

Success of Product Strategy. A key component of our product strategy is to convert our customer base from perpetually-licensed, locally-installed versions of our products to subscription-based versions of our products which are hosted in our data center and accessed over the internet.  If we are unsuccessful in the execution of this strategy, we will incur significant additional costs and may lose customers, which would have an adverse effect on our business.

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

Index

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

 We Face Security Risks That Could Compromise the Privacy of Our Customers.  Our systems and websites face risks such as unauthorized access attempts by hackers, denial of service attacks, computer viruses, unintentional data disclosure and other disruptive problems. Although we have extensive security safeguards in place, no system can be completely safe from malicious attacks. Security breaches or problems could lead to misappropriation of our customers’ information, our websites, our intellectual property and other rights, as well as disruption in the use of our systems and websites. Any security breach related to our systems could tarnish our reputation and expose us to damages and litigation. We also may incur significant costs to maintain our security precautions or to correct problems caused by security breaches. These disruptions and interruptions could harm our business materially.

 If Either our Corporate Headquarters or Distribution Center are Damaged or Destroyed, we Could Experience Significant Disruption of Our Business. Our corporate headquarters, data center and the majority of our sales, customer support, marketing, and administrative operations are located in a single facility in Wisconsin. We store and distribute the majority of our hardware and printed materials in another facility in Wisconsin. In the event that either of these facilities are damaged or destroyed, our business would experience substantial disruption and there would be delays in the recovery of our data center, difficulties in providing services to our customers, the inability to take new orders for a period of time, and delays in shipping hardware and printed products to our customers. Our customers often make purchasing decisions very close to the beginning of the school year, and any delivery delays at that time of the year in particular could cause our customers to turn to competitors for products that they need immediately. Although we maintain adequate property insurance and business interruption insurance, the loss of customers could have a long-term, detrimental impact on our reputation and business.

Reliance on Statistical Studies to Demonstrate Effectiveness of our Products and Services. We rely on statistical studies to demonstrate that our products and related services improve student achievement. We believe that these studies accurately reflect the performance of our products. These studies, however, involve the following risks: (i) the sample sizes used in our studies may yield results that are not representative of the general population of students who use our products;  (ii) the methods used to gather the information upon which these studies are based depend on cooperation from students and other participants, and inaccurate or incomplete responses could distort results;  (iii) schools studying the effectiveness of our products may apply different methodologies and data collection techniques, making results difficult to aggregate and compare;  (iv) we facilitate the collection and analysis of data for some of these studies; and (v) we hire researchers to aggregate and present the results of some of these studies and, in some cases, to conduct the studies. There is growing demand in the education market for research and studies to demonstrate the effectiveness of educational programs and products.  Our selling and marketing efforts, as well as our reputation, could be adversely impacted if the public, including our existing and potential customers, is not convinced that the product effectiveness is supported by the studies.

Index

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

Risks of International Operations.  Doing business in international markets is subject to a number of risks, including among others: acceptance by foreign educational systems of our approach to educational products; lack of existing customer base; unexpected changes in regulatory requirements; potentially adverse tax consequences; tariffs and other trade barriers; difficulties in staffing and managing foreign operations; changing economic conditions; exposure to different legal standards (particularly with respect to intellectual property); burdens of complying with a variety of foreign laws; and fluctuations in currency exchange rates.  If any of these risks were to materialize, our business, financial condition, and results of operations could be adversely affected.

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

Dependence on Key Personnel.  Our success depends to a significant extent upon the continued active participation of certain key members of management.  We have an employment agreement with our CEO. We do not have employment agreements with other key personnel and have no current intention of entering into any such employment agreements.  The loss of the services of key personnel could have a material adverse effect on our business, financial condition, and results of operations.

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

Index

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

As the transition to subscription-based products has progressed, we have built substantial balances of deferred subscription revenue. Since this deferred revenue is recognized ratably over the subscription period (generally twelve months), it reduces the volatility of our reported revenue and revenues in a given period are not necessarily indicative of the orders placed by our customers for our products and services during the same period.

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

In addition, our results can also be affected by:

•	delays in the development and/or shipment of new products;
•	the closing of large contract sales, such as those to school districts;
•
changes in educational funding which can have a significant effect on quarterly results because customers may hold back orders in anticipation of funding or spend funds to meet defined funding deadlines;

•	the release of new products for which orders have been building for a period of time;
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

Share Price Volatility.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly.  These factors include announcements of technological innovations and/or new products by us and our competitors, earnings releases and other announcements by us and our competitors, expectations regarding government funding levels for education, market conditions in the industry, announcements by us of significant acquisitions and/or divestitures, and the general state of the securities markets.  The market price of our common stock may decline significantly if we fail to meet our forecasts, if any, or the published earnings estimates of analysts and others.  In addition, quarterly fluctuations of our results of operations as described above may cause a significant variation in the market price of our common stock.

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

Index

Concentration of Share Ownership; Control by Principal Shareholders/Management. As of February 28, 2011, our principal shareholders, Judith Paul and Terrance Paul, our vice-chairman and chairman of the board of directors respectively, and co-founders of the company, beneficially owned approximately 54% of our outstanding common stock.  As a result, these principal shareholders have the ability to control and direct our business and affairs.

Shares Eligible for Future Sale.  Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of the common stock.  As of February 28, 2011, approximately 16 million shares of our common stock were held by “affiliates” and may be publicly sold only if registered under the Securities Act of 1933 or sold in accordance with an applicable exemption from registration, such as Rule 144.  In addition, we have filed registration statements under the Securities Act of 1933 to register an aggregate of 6.0 million shares of common stock reserved for issuance under our 1997 Stock Incentive Plan and an aggregate of 500,000 shares of common stock reserved for issuance under our Employee Stock Purchase Plan (ESPP), which will, when issued in accordance with such plans, be eligible for immediate sale in the public market, subject to the Rule 144 resale limitations for affiliates.  We did not offer the ESPP to our employees in 2008, 2009 or 2010 and have no intention of offering it in 2011.

Cash Dividends.  In the first quarter of 2010 we paid a cash dividend of $0.07 per share. In the second, third and fourth quarters of 2010 we paid a cash dividend of $0.08 per share. We also paid a special cash dividend of $2.00 per share in the fourth quarter of 2010.  Our dividend policy may be affected by, among other things, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels, acquisitions, legal risks and stock repurchases.  Our dividend policy may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts.  A change in our dividend policy could have a negative effect on the market price of our common stock.

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

Divestitures.  From time to time, we may, for any number of reasons, determine it is in our best interests and in the interests of our shareholders to discontinue or dispose of a business or product line.  Divestitures involve a number of difficulties and risks, including, among others, the diversion of management time and resources and the resulting disruption to our ongoing business, impairment charges, and unanticipated costs, and liabilities.  If we are unable to manage the divestiture process successfully or if we are incorrect in our assumptions regarding the costs associated with a disposition, our business, financial condition and results of operations could be adversely affected.

If we Engage in Acquisitions, we may not Realize the Expected Benefits of Owning the Acquired Businesses and our Business could be Adversely Affected due to a Variety of Operational and Financial Risks. We evaluate strategic opportunities from time to time, including acquisitions.  Acquisitions involve a number of difficulties and risks, including, among others: the failure to integrate personnel, technology, research and development, marketing and sales operations of the acquired company; the diversion of management time and resources and the resulting disruption to our ongoing business; the potential loss of the acquired company’s customers, as well as our own; and unanticipated costs and liabilities.  Integration processes require significant time and resources, and we may not be able to manage the process successfully.  If customers of the acquired company, or our customers, are uncertain about our ability to operate on a combined basis with the acquired company, they could delay or cancel orders for products and services.  Moreover, we may not successfully evaluate or utilize the acquired technology or accurately forecast the financial impact of an acquisition transaction. If we fail to integrate an acquired company or business successfully, our business, financial condition, and results of operations could be adversely affected, including the potential need to record charges for the impairment of goodwill and other intangibles.

Index

Climate change could adversely affect our operations and financial results. The long-term effects of climate change on the global economy in general or the information technology industry in particular are unclear. Environmental regulations or changes in the supply, demand or available sources of energy may affect the availability or cost of goods and services necessary to run our business. New regulations may require us to find alternative compliant and cost-effective methods of distributing our products and services.

Our hardware and software products may experience quality or supply problems.  We outsource substantially all of our hardware finished goods assembly to contract manufacturers, some of which are located in Asia. We depend on these manufacturers to produce sufficient volumes of our finished products in a timely fashion, at satisfactory quality and cost levels. If our manufacturers fail to produce quality finished products on time, at expected cost targets and in sufficient quantities, or if any of our products are found to raise environmental, health or safety concerns, our reputation and operating results would suffer.

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

Holders

As of February 28, 2011, there were 712 record holders of our common stock.

Historical Dividends

In the first quarter of 2010 we paid a cash dividend of $0.07 per share. In the second, third and fourth quarters of 2010 we paid a cash dividend of $0.08 per share. We also paid a special cash dividend of $2.00 per share in the fourth quarter of 2010. In each of the four quarters of 2009, we paid a cash dividend of $0.07 per share.

We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders. Our Board of Directors also considers several additional factors when declaring dividends, including: (1) the company’s financial statements as of the most recent practicable date; (2) the expected cash costs to deliver the products and services sold and recorded as deferred revenue; (3) the company’s ability to provide the products and services underlying the amounts recorded as deferred revenue; (4) the likelihood of recognizing amounts recorded as deferred revenue as net sales based on the company’s historical experience and most recent projections; (5) the short time period over which such recognition has historically occurred and is expected to occur; and (6) other information, opinions, reports and statements prepared and presented by the company’s officers and employees about the company’s business, operations and financial condition.

Index

Equity Compensation Plans

Information regarding our equity compensation plans may be found in Item 12 of this 2010 Annual Report on Form 10-K and in Note 11 of the Notes to Consolidated Financial Statements.

Performance Graph

The following graph compares the total shareholder return on our common stock for the five-year period from December 31, 2005 through December 31, 2010 with that of the NASDAQ Composite Index and a peer group index constructed by us.  The companies included in our peer group index are The Princeton Review, Inc. (REVU), School Specialty, Inc. (SCHS), Scientific Learning, Corp. (SCIL), and K12, Inc. (LRN).

 The total return calculations set forth below assume $100 invested on December 31, 2005 with reinvestment of dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through December 31, 2010.  The stock performance shown in the graph below should not be considered indicative of potential future stock price performance.

	Cumulative Return
	12/05	12/06	12/07	12/08	12/09	12/10

Renaissance Learning, Inc.	100.00	94.99	76.48	54.17	70.56	88.30
NASDAQ Composite	100.00	110.38	122.14	73.31	106.57	125.92
Peer Group	100.00	102.33	103.90	64.18	72.91	69.23

Index

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2010.

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

The following table shows information relating to the repurchase of shares of our common stock during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31	38,523	$10.34	38,523	1,058,042

November 1-30	109	14.43	109	1,057,933

December 1-31	-	-	-	1,057,933
Total	38,632	$10.35	38,632

Index

Item 6.  Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(In thousands, except per share amounts)	2010	2009	2008	2007		2006
Consolidated Income Statement Data

Net sales:
Products	$86,660	$86,030	$84,540	$84,628		$90,750
Services	43,434	35,483	30,683	23,304		20,778
Total net sales	130,094	121,513	115,223	107,932		111,528
Cost of sales:
Products	13,770	13,730	14,494	15,673		16,455
Services	13,560	11,691	13,263	11,830		10,011
Total cost of sales	27,330	25,421	27,757	27,503		26,466
Gross profit	102,764	96,092	87,466	80,429		85,062
Operating expenses:
Product development	16,369	16,494	17,396	18,506		17,291
Selling and marketing	38,710	35,960	36,253	36,042		33,639
General and administrative	13,427	13,113	15,283	14,951		16,330
Impairment of goodwill and intangible assets	-	-	47,945	-		-
Total operating expenses	68,506	65,567	116,877	69,499		67,260
Operating income (loss)	34,258	30,525	(29,411)	10,930		17,802
Other, net	284	452	819	1,178		1,234
Income (loss) before income taxes	34,542	30,977	(28,592)	12,108		19,036
Income taxes	10,654	11,054	5,848	4,541		7,043
Net income (loss)	$23,888	$19,923	$(34,440)	$7,567		$11,993

Earnings (loss) per share:
Basic and diluted:	$0.82	$0.68	$(1.18)	$0.26		$0.40

Cash dividends declared per share	$2.31 **	$0.28	$1.03 *	$0.99	*	$0.20

Consolidated Balance Sheet Data:
Working capital	$(40,903)	$1,210	$(15,335)	$(6,543)		$15,282
Total assets	53,789	83,266	56,926	113,300		117,711
Shareholders’ equity (deficit)	(35,053)	7,951	(5,319)	57,987		79,571

** Includes a special dividend in 2010 of $2.00 per share.
* Includes a special dividend in 2008 and 2007 of $0.75 per share.

Index

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Renaissance Learning, Inc. is a provider of computer-based assessment technology and school improvement programs for pre-K-12 schools.  Our tools provide daily formative assessment and periodic progress-monitoring technology to enhance core curriculum, support differentiated instruction, and personalize practice in reading, writing, and math.  Renaissance Learning products help educators make the practice component of their existing curriculum more effective by providing tools to personalize practice and easily manage the daily activities for students of all levels.

Our sales are derived primarily from the sale of software products, computerized hardware products, and related services.  Revenues are recorded net of allowances for estimated returns, concessions, and bad debts.   Deferred revenue includes amounts invoiced for products not yet delivered and services not yet performed, and the portion of product support agreements and subscription-based product sales that has not yet been recognized as revenue.

Product revenue is derived primarily from the sale of educational software and hardware.  Subscription-based software sales are recognized as revenue on a straight-line basis over the subscription period, generally twelve months.   Revenue from sales of hardware is generally recognized when the product is shipped to the customer.  We are not actively selling new installations of our legacy desktop products, which were typically sold as school-wide perpetual software licenses.  A significant number of customers are still using our legacy products and we continue to provide student expansions, and add-on reading quizzes and math content libraries to these customers, for which revenue is recognized immediately when the expansion or content is provided to the customer.

Service revenue is derived primarily from: (i) product support services, (ii) professional development and product training seminars and conferences, (iii) application hosting, (iv) technical services, (v) consulting, and (vi) other remote services.  Revenue from professional development and product training seminars and conferences is recognized when the seminar or conference is held.  Revenue from other product support services and application hosting is initially recorded as deferred revenue and then recognized as revenue on a straight-line basis over the term of the agreement, typically 12 months.  Revenue from technical services, such as installation and data conversion are recognized when the service is completed, which is generally at the start of a new subscription. Consulting and other remote services revenue is recognized as the services are performed or on a straight-line basis over the contractual period.

We expect that future changes in our products will likely result in the requirement to apply the service revenue recognition rules to subscription sales of our software when such software is hosted by us. The timing of this change is currently uncertain and will depend on, among other things: (i) how we license and price our products, (ii) what features are available in our products, and (iii) whether our customers have the contractual right to take possession of the software.  Under the service revenue recognition rules, upfront charges are recognized as revenue beyond the initial contractual period if the relationship with the customer is expected to extend beyond the initial term and the customer continues to benefit from the payment of the up-front fee (e.g., if subsequent renewals are priced at a bargain to the initial up-front fee). The most significant effect this could have on our financial statements is the deferral of upfront charges, for technical services such as installation and data conversion, which are currently recognized as revenue when the service is completed, generally at the start of a new subscription.  This could have the effect of shifting revenue to future periods and reducing reported earnings in periods when our deferred revenue balances are increasing. Any such change would not affect our cash flow.

It is our practice to announce new products prior to when the products are ready for release to allow customers sufficient lead time for budgeting and curriculum purposes.  This practice can result in fluctuations in backlog for orders of new products.  These orders are generally filled within a relatively short period of time after the product is released.  Registrations for seminars and conferences are generally received from customers in advance of the events, resulting in a backlog for these services.  Additionally, under district-wide implementations, customers commit to a comprehensive solution consisting of products and services in advance of delivery of the products and services.  The delivery of backlogged products and services in certain periods can cause those periods to have higher revenue and higher revenue growth rates than other periods.

Index

Cost of sales consists of:  (i) personnel-related costs, (ii) costs of purchased materials such as our NEO laptops, optical-mark card scanners, 2Know! response systems, educational products, training materials, teacher and student guides, manuals, trade books, audio books, and motivational items, (iii) shipping and freight costs, (iv) amortization of capitalized development costs and (v) other overhead costs. We realize higher gross profit margins on our software sales than on our hardware and service sales. Capitalized product development costs are amortized into cost of sales, beginning when the product is available for general release, using the straight-line method over their estimated economic life, which is generally estimated to be 24 months.

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
(ii) The general state of K-12 educational funding in the United States; and
(iii) The state of K-12 funding in certain large states, particularly California and Texas, which together make up about one-fourth of our total orders.

A key part of our business strategy is to transition our customers to our hosted subscription-based Enterprise software products. Customers who transition to our Accelerated Reader Enterprise subscription-based product have increased their average annual purchases from us by over $1,000 per school. Although this amount of incremental revenue could change due to customer mix and other factors including additional purchases of products and services, we expect that we will continue to see incremental revenue from additional customers that transition to Accelerated Reader Enterprise. We have also experienced an annual per customer revenue increase for our other Enterprise products, but the increase has been most significant with our Accelerated Reader Enterprise product.

We track active usage of both our subscription and perpetual products via a variety of measures including active subscriptions, recent customer support requests or contacts, recent purchases of additional content, and recent participation in training or professional development events.  Because the majority of our active subscriptions expire during the second and third quarter, and because we continuously refine the criteria used to develop the metrics for defining active use of our products, we may make periodic adjustments to our customer counts in order to provide what we believe is the most useful information for managing and understanding our active customer base. The most current methodology is applied to develop current and historical metrics so that any comparative presentation is on a consistent basis.  Based on these criteria, our approximate worldwide active customer counts for both our perpetual and subscription-based licenses at the end of 2010  were as follows: Accelerated Reader – 50,000, Accelerated Math – 14,000, and STAR Reading or STAR Math – 43,000 and at the end of 2009 were as follows: Accelerated Reader - 53,000, Accelerated Math – 15,000, and STAR Reading or STAR Math – 45,000.

Index

We believe the percentage of customers using the subscription-based Enterprise versions of our reading and math products is an important indicator of the progress of this strategic growth initiative and the potential for growth still existing with regard to this strategy. We believe the percentage of customers using reading products is more critical in measuring this opportunity because Accelerated Reader is our most significant product and because we have experienced a greater increase in per customer revenues from Accelerated Reader Enterprise compared to our other subscription-based products. At the end of 2010, approximately 50% of our active reading product customers were using the Enterprise version compared to approximately 40% at the end of 2009.

Our subscription-based software strategy has affected, and will continue to affect, our results of operations. Revenues from subscription-based software sales are not completely incremental to our results, as customers who upgrade from a perpetual license to a subscription version no longer purchase annual support plans for our perpetual-license products, and those who purchase the Enterprise version also no longer purchase add-on content. Revenues under the subscription-based model are composed of both software and services. The gross profit margins from subscription-based software products are slightly higher than our historical gross profit margins on sales of perpetual-license software. The subscription-based software business tends to generate a sales mix somewhat more heavily weighted towards services and these services tend to have a somewhat higher gross profit margin than services sold with our perpetual-license software products.

The seasonality of customer ordering patterns has increased as a result of our subscription-based software strategy. Compared to orders for non-subscription-based offerings, customer orders of our subscription-based offerings tend to more closely follow school budgeting cycles, resulting in a more seasonal order pattern weighted to the second and, even more so, third calendar quarters. Currently about 20% of our subscriptions have renewal dates in the second quarter and about 60% of our subscriptions have renewal dates in the third quarter.  Also, after customers convert to the Enterprise version, they no longer order reading quizzes and math libraries, since access to this content is included in their subscription. Historically, our customers have ordered more of this content in the first and fourth quarters. The combined effect is that a much greater proportion of a year’s orders are expected in the second quarter and, to an even greater extent, in the third quarter. Currently, we receive about 25% of our orders in the second quarter and about 40% in the third quarter.

As the transition to subscription-based products has progressed, we have built substantial balances of deferred subscription revenue. Since this deferred revenue is recognized ratably over the subscription period (generally twelve months), it reduces the volatility of our reported revenue and revenues in a given period are not necessarily indicative of the orders placed by our customers for our products and services during the same period.

Customer orders for our products and services increased by approximately $10.4 million or 8%, to $146.1 million in 2010 compared to $135.7 million 2009. Renewal rates remained strong and new adoptions and customer upgrades to Renaissance Place were good, particularly considering the economic environment. These factors along with the subscription price increase implemented late in 2009 associated with new product reports and features, all contributed to the strong order performance, partially offset by weak hardware orders. We believe that our orders for 2010 and the second half of 2009 were positively affected by educational funds provided by the American Recovery and Reinvestment Act, which generally first became available to schools during the third quarter of 2009. We also believe that the year-over-year comparison was enhanced due to the weak order levels we experienced in the first half of 2009 as a result of the economic recession, which put pressure on school budgets and caused our customers to be very cautious with their spending plans.

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

Index

Consolidated income statement data:
	2010	2009	2008
Net Sales:
Products	66.6%	70.8%	73.4%
Services	33.4	29.2	26.6
Total net sales	100.0	100.0	100.0
Cost of sales:
Products	15.9	16.0	17.1
Services	31.2	32.9	43.2
Total cost of sales	21.0	20.9	24.1
Gross profit:
Products	84.1	84.0	82.9
Services	68.8	67.1	56.8
Total gross profit	79.0	79.1	75.9
Operating expenses:
Product development	12.6	13.6	15.1
Selling and marketing	29.8	29.6	31.4
General and administrative	10.3	10.8	13.3
Impairment of goodwill & intangible assets	-	-	41.6
Operating income (loss)	26.3	25.1	(25.5)
Other, net	0.3	0.4	0.7
Income (loss) before taxes	26.6	25.5	(24.8)
Income tax provision	8.2	9.1	5.1
Net Income (loss)	18.4%	16.4%	(29.9	) %

The amounts above are expressed as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales.

Consolidated Results
Years Ended December 31, 2010 and 2009

Net Sales. Our net sales increased by $8.6 million, or 7.1%, to $130.1 million in 2010 from $121.5 million in 2009.  Orders were $10.4 million higher in 2010 than in 2009.

Product revenue increased to $86.7 million in 2010, from $86.0 million in 2009.  Software revenue increased $5.0 million partially offset by a decrease in hardware product revenue that was primarily due to a price decrease that went into effect at the beginning of 2010.

Service revenue increased by $7.9 million, or 22.4%, to $43.4 million in 2010 from $35.5 million in 2009 due to increases in revenue across all service areas. The largest increases were experienced in hosting and other technical services, onsite professional development services, and software support which increased $2.5 million, $1.8 million, and $1.7 million, respectively.

Cost of Sales. The cost of sales of products increased by $0.1 million, or 0.3%, to $13.8 million in 2010, essentially unchanged from $13.7 million in 2009.  As a percentage of product sales, the cost of sales of products was 15.9% in 2010, essentially unchanged from 16.0% in 2009.

The cost of sales of services increased by $1.9 million, or 16.0%, to $13.6 million in 2010 from $11.7 million in 2009.  As a percentage of sales of services, the cost of sales of services decreased to 31.2% in 2010 from 32.9% in 2009.  The improvement was due to continued leveraging of our fixed costs in most of our service areas, especially hosting and remote professional development.

Our overall gross profit margin was 79.0% in 2010, essentially unchanged from 79.1% in 2009 as the lower cost of sales percentages on products and services discussed above were offset by the effect of more services in the 2010 revenue mix.

Index

Product Development. Product development expenses, which excludes amounts capitalized, decreased by $0.1 million, or 0.8%, to $16.4 million in 2010, due to the capitalization of approximately $0.1 million of software development costs in 2010.  As a percentage of net sales, product development expenses decreased to 12.6% in 2010 from 13.6% in 2009.  We plan to invest more in research and development and expect product development costs to increase approximately $400,000 to $500,000 per quarter over the next several quarters.

Selling and Marketing. Selling and marketing expenses increased by $2.7 million, or 7.7%, to $38.7 million in 2010 from $36.0 million in 2009.  Selling expenses increased by $3.9 million due to additional commissions associated with higher order levels this year and to a lesser extent more sales staff, annual salary increases and higher travel costs.  Marketing expenses decreased by $1.2 million due to cost efficiencies in our advertising programs. As a percentage of net sales, selling and marketing expenses were 29.8% in 2010, essentially unchanged from 29.6% in 2009.

General and Administrative. General and administrative expenses increased by $0.3 million, or 2.4%, to $13.4 million in 2010 from $13.1 million in 2009.  The increase is primarily due to higher share based compensation expense related to restricted share units granted as part of the special dividend and to increased wage expense associated with our new CEO.  As a percentage of net sales, general and administrative costs decreased to 10.3% in 2010 from 10.8% in 2009.

Operating Income. Operating income increased by $3.7 million, or 12.2%, to $34.2 million in 2010 from $30.5 million in 2009. The increase was primarily due to the incremental gross profit generated by the higher revenue in 2010, partially offset by the increase in selling expenses.  As a percentage of net sales, operating income increased to 26.3% in 2010 from 25.1% in 2009.

Other Income. Other income, which includes interest income, decreased by $0.2 million to $0.3 million in 2010 from $0.5 million in 2009 due to lower market rates of return on fixed income investments.

Income Tax Provision. In 2010, the annual effective rate of our provision for income taxes was 30.8%.  In 2009 the annual effective rate of our provision for income taxes was 35.7%.  The most significant factor which contributed to the difference in tax rates is a $1.1 million tax benefit recorded in 2010 that relates to the settlement of an income tax dispute with the state of Wisconsin.

Consolidated Results
Years Ended December 31, 2009 and 2008

Net Sales. Our net sales increased by $6.3 million, or 5.5%, to $121.5 million in 2009 from $115.2 million in 2008.  Orders were $10.0 million higher in 2009 than in 2008.

Product revenue increased by $1.5 million, or 1.8%, to $86.0 million in 2009, from $84.5 million in 2008.  Revenue from software increased $3.3 million due to high interest in our subscription based products; partially offset by a $1.8 million combined decrease in sales of NEO laptops, response systems and scanners primarily due to a price decrease that went into effect at the end of 2008.

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

Index

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

Our overall gross profit margin percentage increased to 79.1% in 2009 from 75.9% in 2008.  The improvement is attributable to the increased profitability on products and services explained above, tempered by an overall revenue mix weighted more heavily towards services in 2009.

Product Development. Product development expense, which excludes amounts capitalized, decreased by $0.9 million, or 5.2%, to $16.5 million in 2009 from $17.4 million in 2008.  As a percentage of net sales, product development expenses decreased to 13.6% in 2009 from 15.1% in 2008.  The primary reason for the decrease in product development expenses is savings from restructuring and cost reduction efforts, implemented in the first quarter of 2009, to better align our product development capacity with our product opportunities.

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

Index

Results of Operations – Segments

(Dollars in Thousands)	2010	2009	2008
Educational Software and Services Segment:
Revenues	$111,229	$99,327	$92,517
Gross profit	94,353	84,628	75,552
Gross profit %	84.8%	85.2%	81.7%

Educational Hardware Segment:
Revenues	$18,865	$22,186	$22,706
Gross profit	8,411	11,464	11,914
Gross profit %	44.6%	51.7%	52.5%

Educational Software and Services Segment
Years Ended December 31, 2010 and 2009

Segment revenues increased by $11.9 million, or 12.0%, to $111.2 million in 2010 from $99.3 million in 2009. This improvement was primarily due to increased revenue from our subscription based software products and related services, such as hosting, phone support, and technical services.

Gross profit increased by $9.7 million to $94.3 million in 2010 from $84.6 million in 2009.  As a percentage of revenue, gross profit was 84.8% in 2010 compared to 85.2% in the prior year due to more services in the 2010 revenue mix as our services do not have as high of a gross profit margin as software.

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

Gross profit increased by $9.0 million to $84.6 million in 2009 from $75.6 million in 2008.  As a percentage of revenue, gross profit increased to 85.2% from 81.7% in the prior year. This improvement resulted primarily from the higher proportion of segment revenue attributable to subscription-based software and related services in 2009.

Educational Hardware Segment
Years Ended December 31, 2010 and 2009

Segment revenues decreased by $3.3 million, or 15.0%, to $18.9 million in 2010 from $22.2 million in 2009.  Segment revenues decreased primarily due to a price decrease that went into effect at the beginning of 2010.

Gross profit decreased by $3.1 million to $8.4 million in 2010 from $11.5 million in 2009.  As a percentage of revenue, gross profit decreased to 44.6% in 2010, from 51.7% in 2009.  The decline is attributable to the hardware sales price decrease, discussed above.

Educational Hardware Segment
Years Ended December 31, 2009 and 2008

Segment revenues decreased by $0.5 million, or 2.3%, to $22.2 million in 2009 from $22.7 million in 2008. Segment revenues decreased because of a price reduction that went into effect in late 2008.

Gross profit decreased by $0.4 million to $11.5 million in 2009 from $11.9 million in 2008.  As a percentage of revenue, gross profit was down slightly at 51.7% in 2009, compared to 52.5% in 2008.

Index

Liquidity and Capital Resources

As of December 31, 2010, our cash, cash equivalents, and investment securities were $20.1 million, compared to $44.1 million at December 31, 2009.  The decrease was due to the payment of $67.4 million for dividends offset in part by our cash flow from operations of $45.7 million.

As of December 31, 2010, we have a $15.0 million secured revolving line of credit with a bank, which is available until July 1, 2012.  The line of credit bears interest at either a floating rate or a fixed rate for a period of up to 90 days based on LIBOR plus 1.5%.  The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until July 31, 2011, which bears interest at the prime rate.  As of December 31, 2010, the lines of credit had not been used.

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

No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. We repurchase shares on the open market as well as from employees who elect to surrender restricted shares at the time of vesting to pay their payroll withholding taxes. Repurchased shares will become treasury shares and may be used for equity compensation plans, stock-based employee benefit plans and for other general corporate purposes.  From January 1, 2010 through December 31, 2010, we repurchased 155,000 shares at a cost of $1.6 million.  Since the original authorization of the repurchase program in 2002, we have repurchased approximately 7.9 million shares at a cost of $136.8 million.  Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.

In the first quarter of 2010 we paid a cash dividend of $0.07 per share. In the second, third and fourth quarters of 2010 we paid a cash dividend of $0.08 per share. We also paid a special cash dividend of $2.00 per share in the fourth quarter of 2010.  In each of the four quarters of 2009, we paid a cash dividend of $0.07 per share.

We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders. Our Board of Directors also considers several additional factors when declaring dividends, including: (i) the company’s financial statements as of the most recent practicable date; (ii) the expected cash costs to deliver the products and services sold and recorded as deferred revenue; (iii) the company’s ability to provide the products and services underlying the amounts recorded as deferred revenue; (iv) the likelihood of recognizing amounts recorded as deferred revenue as net sales based on the company’s historical experience and most recent projections; (v) the short time period over which such recognition has historically occurred and is expected to occur; and (vi) other information, opinions, reports and statements prepared and presented by the company’s officers and employees about the company’s business, operations and financial condition.

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

Index

We do not anticipate the early termination of any significant lease agreement.  For each of the years ended December 31, 2010, 2009 and 2008, we incurred expenses of approximately $1.4 million, $1.7 million, and $1.6 million, respectively, related to these operating leases.

Purchase Obligations.  We enter into commitments with certain suppliers to purchase our hardware products, such as NEOs, AccelScan scanners and the 2Know! response system.  The majority of these obligations will be satisfied within one year.

Tax audit settlements and deposits.  We do not anticipate making any significant cash payments related to the settlement of tax audits or deposits for unsettled audit issues in 2011.  Estimation of the amounts and timing of payments in periods after 2011 are highly uncertain and therefore are not included in the table below.

As of December 31, 2010, our approximate contractual obligations for operating leases, tax audit payments and purchase obligations (by period due) were as follows:

Payments due by period:
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,927	$1,376	$1,607	$562	$382
Tax audit related payments	-
Purchase obligations	6,585	6,583	2	-	-
Total	$10,512	$7,959	$1,609	$562	$382

Supplemental Executive Retirement Plan.  We have established a Supplemental Executive Retirement Plan (SERP) for the provision of retirement benefits to members of senior management.  Under the terms of the plan, participants elect to defer receipt of a portion of their compensation and invest their deferrals in certain mutual funds, which are nearly identical to the investment selections offered to participants in our 401(k) retirement plan. Upon a SERP participant's retirement (or certain other events), we have an obligation to pay the current market value of the participant’s account balance.  As of December 31, 2010, we have fully funded the $2.5 million aggregate contractual obligation for future payments to SERP participants.  Payouts of our obligations related to the SERP are dependent on when participants leave service and how they elect to receive their accrued benefit payments, which can range from a single lump-sum payment to a 10-year series of payments. Due to the inherent uncertainties in predicting when the SERP obligations will be paid, they are not included in the above table.  The SERP is more fully described in Note 10 of the Notes to Consolidated Financial Statements.

Other Obligations. As of December 31, 2010, we did not hold any long-term debt obligations, long-term purchase obligations or material capital lease obligations.

Critical Accounting Policies and Estimates

The foregoing discussion is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make judgments, estimates, and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  The following is a list of our critical accounting policies defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and/or require management's significant judgments and estimates. This is not intended to be a comprehensive list of all of our accounting policies.  Our significant accounting policies are more fully described in Note 3 of the Notes to Consolidated Financial Statements.

Index

Revenue Recognition.  In general, we are required under US GAAP to recognize revenue when all of the following have occurred: persuasive evidence of an arrangement exists, product delivery and acceptance has occurred or a service has been performed, pricing is fixed and determinable, and collectability is reasonably assured.

Product revenue is derived primarily from the sale of educational software and hardware. Subscription-based software sales are recognized as revenue on a straight-line basis over the subscription period, generally twelve months.  Revenue from sales of hardware is generally recognized when the product is shipped to the customer.

Service revenue is derived primarily from: (i) product support services, (ii) professional development and product training seminars and conferences, (iii) application hosting, (iv) technical services, (v) consulting, and (vi) other remote services.  Revenue from professional development and product training seminars and conferences is recognized when the seminar or conference is held.  Revenue from other product support services and application hosting is initially recorded as deferred revenue and then recognized as revenue on a straight-line basis over the term of the agreement, typically 12 months.  Revenue from technical services, such as installation and data conversion are recognized when the service is completed, which is generally at the start of a new subscription. Consulting and other remote services revenue is recognized as the services are performed or on a straight-line basis over the contractual period.

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

Use of Estimates. Preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported on our financial statements.  For example, we record accruals for sales returns and doubtful accounts based upon historical experience as well as other factors that in our judgment could reasonably be expected to cause sales returns or doubtful accounts to differ from historical experience.  Actual results may vary significantly from our estimates therefore, the need to make estimates and assumptions creates a risk that revenue, expense, assets and liabilities in any given period may require adjustments in future periods.

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

Index

Software Development Costs.  Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over their estimated economic life, which is generally estimated to be 24 months.  Amortization begins when the products are available for general release to customers.  If the actual economic life of our products is shorter than our estimates, it could result in an impairment charge in future periods.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an amendment to its previously released guidance on revenue arrangements with multiple deliverables. The pronouncement addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. We adopted this new accounting standard on January 1, 2010.  Adoption did not affect our consolidated financial statements.

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

Index

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

Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds and high quality investment-grade corporate and municipal interest-bearing obligations.  The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels.  The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan (see Note 10 of the Notes to Consolidated Financial Statements).  As of December 31, 2010, our investment securities had a market value of approximately $10.3 million and a carrying value of $10.3 million.  Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.

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
Wisconsin Rapids, Wisconsin

We have audited the accompanying consolidated balance sheets of Renaissance Learning, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Learning, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Milwaukee, WI
March 8, 2011

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

(In Thousands, Except Share and Per Share Amounts)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$9,845	$36,207
Investment securities	6,630	3,278
Accounts receivable, less allowance of $1,289 and $1,392, respectively	7,873	10,535
Inventories	5,042	4,290
Prepaid expenses	1,668	1,962
Income taxes receivable	327	3,679
Deferred tax asset	2,615	3,827
Other current assets	711	629
Total current assets	34,711	64,407
Investment securities	3,661	4,650
Property, plant and equipment, net	6,720	6,848
Deferred tax asset	4,658	2,808
Goodwill	2,854	2,827
Other intangibles, net	683	897
Capitalized software, net	93	22
Other non-current assets	409	807
Total assets	$53,789	$83,266

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,874	$921
Deferred revenue	64,791	54,224
Payroll and employee benefits	5,609	5,404
Other current liabilities	2,340	2,648
Total current liabilities	75,614	63,197
Deferred revenue	7,051	5,262
Deferred compensation and other employee benefits	2,538	1,871
Income taxes payable	3,426	4,801
Other noncurrent liabilities	213	184
Total liabilities	88,842	75,315
Shareholders' equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at December 31, 2010 and 2009	347	347
Additional paid-in capital	50,434	51,159
Retained earnings	6,775	50,255
Treasury stock, at cost: 5,451,319 shares at December 31, 2010; 5,461,905 shares at December 31, 2009	(92,470)	(93,659)
Accumulated other comprehensive loss	(139)	(151)
Total shareholders' (deficit) equity	(35,053)	7,951
Total liabilities and shareholders' equity	$53,789	$83,266

The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2010, 2009 and 2008

(In Thousands, Except per Share Amounts)	2010	2009	2008
Net Sales:
Products	$86,660	$86,030	$84,540
Services	43,434	35,483	30,683
Total net sales	130,094	121,513	115,223
Cost of sales:
Products	13,770	13,730	14,494
Services	13,560	11,691	13,263
Total cost of sales	27,330	25,421	27,757
Gross profit	102,764	96,092	87,466
Operating expenses:
Product development	16,369	16,494	17,396
Selling and marketing	38,710	35,960	36,253
General and administrative	13,427	13,113	15,283
Impairment of goodwill and other intangible assets	-	-	47,945
Total operating expenses	68,506	65,567	116,877
Operating income (loss)	34,258	30,525	(29,411)
Other income:
Interest income	124	212	696
Other, net	160	240	123
Income (loss) before taxes	34,542	30,977	(28,592)
Income tax provision	10,654	11,054	5,848
Net income (loss)	$23,888	$19,923	$(34,440)

Earnings (loss) per share:
Basic and diluted	$0.82	$0.68	$(1.18)

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2010, 2009 and 2008

(In Thousands)	Common Stock (1)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Other Comprehensive Income (Loss)	Accumulated Total Shareholders' Equity

Balance, December 31, 2007	$347	$52,683	$102,887	$(98,123)	$193	$57,987

Net loss	-	-	(34,440)	-	-	(34,440)
Foreign currency translation	-	-	-	-	(518)	(518)
Comprehensive loss						(34,958)
Dividends ($1.03 per share)	-	-	(29,955)	-	-	(29,955)
Stock repurchased for treasury	-	(1)	-	(155)	-	(156)
Exercise of stock options	-	(95)	-	348	-	253
Share-based compensation	-	1,397	-	-	-	1,397
Excess tax benefits from share-based payment arrangements	-	113	-	-	-	113
Restricted stock grants	-	(2,362)	-	2,362	-	-
Balance, December 31, 2008	347	51,735	38,492	(95,568)	(325)	(5,319)

Net income	-	-	19,923	-	-	19,923
Foreign currency translation	-	-	-	-	174	174
Comprehensive income						20,097
Dividends ($.28 per share)	-	-	(8,160)	-	-	(8,160)
Stock repurchased for treasury	-	-	-	(204)	-	(204)
Share-based compensation	-	1,504	-	-	-	1,504
Excess tax benefits from share-based payment arrangements	-	33	-	-	-	33
Restricted stock grants	-	(2,113)	-	2,113	-	-
Balance, December 31, 2009	347	51,159	50,255	(93,659)	(151)	7,951

Net income	-	-	23,888	-	-	23,888
Foreign currency translation	-	-	3	-	12	15
Comprehensive income						23,903
Dividends ($2.31 per share)	-	-	(67,371)	-	-	(67,371)
Stock repurchased for treasury	-	-	-	(1,646)	-	(1,646)
Exercise of stock options	-	(1)	-	3	-	2
Share-based compensation	-	1,808	-	-	-	1,808
Excess tax benefits from share-based payment arrangements	-	300	-	-	-	300
Restricted stock grants	-	(2,832)	-	2,832	-	-
Balance, December 31, 2010	$347	$50,434	$6,775	$(92,470)	$(139)	$(35,053)

(1) Common Stock, $0.01 par value, 150,000,000 shares authorized.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

(In Thousands)	2010	2009	2008
Reconciliation of net income to net cash provided by operating activities:
Net income (loss)	$23,888	$19,923	$(34,440)
Adjustments to arrive at cash provided by operating activities:
Depreciation and amortization	2,410	2,558	3,718
Amortization of investment discounts/premiums	9	(48)	107
Share-based compensation expense	1,808	1,504	1,397
Impairment of goodwill and other intangible assets	-	-	47,945
Deferred income taxes	(638)	393	(1,270)
Excess tax benefits from share based payment arrangements	(300)	(33)	(113)
Loss (gain) on sale of property	5	(165)	223
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	2,662	(2,452)	708
Inventories	(752)	1,214	768
Prepaid expenses	294	35	198
Income taxes	2,277	(514)	(1,637)
Accounts payable and other liabilities	1,878	47	(783)
Deferred revenue	12,356	12,561	8,543
Other current assets	(82)	(485)	156
Other	(96)	(191)	(579)
Net cash provided by operating activities	45,719	34,347	24,941
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,659)	(1,081)	(1,281)
Purchase of investment securities	(6,355)	(4,025)	-
Maturities/sales of investment securities	4,735	4,865	8,185
Capitalized software development costs	(93)	-	(142)
Net proceeds from sale of property	5	923	118
Net cash (used) provided by investing activities	(3,367)	682	6,880
Cash flows from financing activities:
Proceeds from exercise of stock options	3	-	348
Excess tax benefits from share-based payment arrangements	300	33	113
Dividends paid	(67,371)	(8,160)	(29,955)
Purchase of treasury stock	(1,646)	(204)	(155)
Net cash used by financing activities	(68,714)	(8,331)	(29,649)
Net (decrease) increase in cash and cash equivalents	(26,362)	26,698	2,172
Cash and cash equivalents, beginning of period	36,207	9,509	7,337
Cash and cash equivalents, end of period	$9,845	$36,207	$9,509

Supplemental cash flow information
Cash paid during the year for -
Income taxes (net of refunds)	$8,890	$11,098	$8,046

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Consolidation

The consolidated financial statements include the financial results of Renaissance Learning, Inc. (Renaissance Learning) and our subsidiaries (collectively, the Company).  All significant intercompany transactions and accounts have been eliminated in consolidation.

(2)	Nature of operations

Renaissance Learning, Inc. is a provider of computer-based assessment technology and school improvement programs for pre-kindergarten through senior high (pre-K-12) schools and districts.  Our tools provide daily formative assessment and periodic progress-monitoring technology to enhance core curriculum, support differentiated instruction, and personalize practice in reading, writing, and math.  Renaissance Learning products help educators make the practice component of their existing curriculum more effective by providing tools to personalize practice and easily manage the daily activities for students of all levels.

Our educational software covers a wide range of subject areas including reading, early literacy, math, writing, vocabulary, and language acquisition.  Our flagship product is Accelerated Reader, which provides educators with information for motivating and monitoring increased literature-based reading practice and to support instruction.  Our software and service brands also include: STAR Reading, STAR Early Literacy, Successful Reader, Accelerated Math, STAR Math, MathFacts in a Flash, and English in a Flash.

Our hardware products include NEO laptop-computing devices that run curriculum-specific software focused on skills improvement and real-time formative assessments.  The units offer schools the ability to provide students with significantly improved access to portable computing at a lower total cost of ownership than conventional personal computers. Our 2Know! response system allows educators to easily encourage student classroom participation and obtain instantaneous feedback that can be used to quickly assess student comprehension and performance.  Additionally, we sell our patented AccelScan optical-mark card scanner, which is used primarily with Accelerated Math to automate scoring and recordkeeping tasks.

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

We utilize reseller channels to sell our software and hardware products. Currently, we receive approximately 4% of our orders from resellers.

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

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(3)	Significant accounting policies

(a)	Basis of presentation

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

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

Product revenue is derived primarily from the sale of educational software and hardware. Subscription-based software sales are recognized as revenue on a straight-line basis over the subscription period, generally twelve months.  Revenue from sales of hardware is generally recognized when the product is shipped to the customer.

Service revenue is derived primarily from: (i) product support services, (ii) professional development and product training seminars and conferences, (iii) application hosting, (iv) technical services, (v) consulting, and (vi) other remote services.  Revenue from professional development and product training seminars and conferences is recognized when the seminar or conference is held.  Revenue from other product support services and application hosting is initially recorded as deferred revenue and then recognized as revenue on a straight-line basis over the term of the agreement, typically 12 months.  Revenue from technical services, such as installation and data conversion is recognized when the service is completed, which is generally at the start of a new subscription. Consulting and other remote services revenue is recognized as the services are performed or on a straight-line basis over the contractual period.

Revenues are recorded net of allowances for estimated returns, concessions, and bad debts. Deferred revenue includes (i) amounts invoiced for products not yet delivered and services not yet performed, and (ii) that portion of support agreements and subscription-based product sales that has not yet been recognized as revenue.

Revenue and cost of revenue from bundled arrangements are allocated between product and services in our consolidated statement of operations. For revenue, the basis of allocation is the relative fair value of each element of the bundled arrangement when sold separately in actual transactions with customers. Costs of sales are based on the actual cost of delivering the products and rendering the services.

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

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

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

We performed testing of our goodwill and other intangible assets at December 31, 2010 and 2009. Our testing in 2010 and 2009 indicated that there was no impairment of our goodwill and other intangible assets.  Our testing in 2008 indicated that the goodwill and other intangible assets related to the 2005 acquisition of the AlphaSmart laptop business were impaired.  See Note 4 for additional information.

(e)	Cash and cash equivalents

Cash amounts on deposit at banks, money market funds, and highly liquid debt instruments purchased with an original maturity date of three months or less are included in cash and cash equivalents.  Cash and cash equivalents consisted solely of cash and money market funds at December 31, 2010 and 2009.

(f)	Investment securities

Debt securities have an original maturity of more than three months and a remaining maturity of less than 24 months.  Our investments in debt securities consist of certificates of deposit, and municipal and corporate bonds. Certificates of deposit and municipal and corporate bonds are classified as held-to-maturity and are carried at amortized cost.

The equity securities we own are held for the purpose of funding our Supplemental Executive Retirement Plan (SERP), as further described in Note 10.  These equity securities are classified as trading and are therefore carried at their current fair value.  Our investments in equity securities consist entirely of various mutual fund shares in amounts that conform to the aggregate investment selections of the participants in the SERP.  See Note 3(s) for information on fair value of our investment securities.

Investment securities at December 31:
	2010		2009
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value
Debt securities due in less than 1 year:
Municipal and corporate bonds	$5,380	$5,374	$2,528	$2,534
Certificates of deposit	1,250	1,253	750	748
Current investment securities	6,630	6,627	3,278	3,282
Debt securities due in 1 to 2 years:
Municipal and corporate bonds	1,123	1,120	1,529	1,528
Certificates of deposit	-	-	1,250	1,246
Equity securities:
Mutual fund investments	2,538	2,538	1,871	1,871
Non-current investment securities	3,661	3,658	4,650	4,645
Total investment securities	$10,291	$10,285	$7,928	$7,927

(g)	Inventories

Inventories are carried at the lower of first-in, first-out (FIFO) cost or market.  Inventories primarily consist of purchased materials, which include laptop computing devices, optical-mark card scanners, interactive response systems, educational products, training materials, manuals, and motivational items.

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(h)	Advertising costs

Advertising costs are expensed as the advertising takes place.  Advertising expenses for 2010, 2009, and 2008 were approximately $2.9 million, $3.6 million and $4.2 million, respectively.

(i)	Property, plant and equipment

Property, plant, and equipment are recorded at cost and are depreciated over their estimated useful lives using principally the straight-line method for financial reporting purposes. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that significantly extend the useful life of an asset are added to the plant and equipment accounts.  Depreciation expense was $1.8 million, $2.1 million and $2.8 million for 2010, 2009 and 2008, respectively.

The estimated useful lives for property, plant, and equipment are as follows: buildings-25 to 40 years; furniture, fixtures and office equipment-5 to 8 years; computer and production equipment-3 to 5 years; vehicles-5 years; and leasehold improvements-the lease term.

Net property plant and equipment at December 31:
(In Thousands)	2010	2009

Land and improvements	$1,141	$1,133
Buildings	9,752	9,440
Furniture, fixtures and office equipment	3,693	3,682
Computer and production equipment	12,601	13,238
Other	489	666
Total property, plant and equipment	27,676	28,159
Less - accumulated depreciation and amortization	20,956	21,311
Property, plant and equipment, net	$6,720	$6,848

(j)	Software development costs

Capitalized costs are reported at the lower of amortized cost or net realizable value.  Capitalized software development costs are amortized on a product-by-product basis using the straight-line method over their estimated economic life, which is generally estimated to be 24 months.  Amortization begins when the products are available for general release to customers.  All other research and development expenditures are charged to product development expense in the period incurred.  When capitalized software is fully amortized, the balance is removed from the capitalized software and accumulated amortization accounts.  Amounts capitalized were approximately $0.1 million, $0.0 million and $0.1 million in 2010, 2009, and 2008, respectively.  Amortization expense of approximately $0.0 million, $0.2 million and $0.4 million for 2010, 2009 and 2008, respectively, is included in cost of sales in the consolidated statements of income.  At December 31, 2010 and 2009, accumulated amortization of capitalized software development costs was $0.0 million and $0.2 million, respectively.  At December 31, 2010 and 2009, net capitalized software was $93,000 and $22,000, respectively.

(k)	Sales and concentration of credit risks

We grant trade credit to our customers in the ordinary course of business.  The majority of our customers are schools or school districts, although we do sell some of our products through resellers.  Concentrations of credit risk with respect to trade receivables are limited due to the significant number of customers and their geographic dispersion.  In 2010, 2009, and 2008 no single customer represented more than 10% of net sales or accounts receivable.

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(l)	Share-based compensation

Restricted shares or restricted stock units (collectively Restricted Stock Awards) are granted to certain employees and our directors.  For employees, Restricted Stock Awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board.  Restricted Stock Awards to employees are expensed over the vesting period and those made to our non-employee directors are expensed when granted (see Note 11).  Any tax benefit from the compensation deduction allowed for tax purposes that are in excess of reported compensation expense (excess tax benefits) is reflected in our statements of cash flow as a financing cash flow.

(m)	Earnings per common share

Basic earnings per common share (Basic EPS) is computed by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. Participating securities include unvested Restricted Stock Awards that have a nonforfeitable right to dividends or dividend equivalents. Common shares and participating securities issued or reacquired during the period are weighted for only the portion of the period during which they were outstanding.

Diluted earnings per common share (Diluted EPS) has been computed based on the weighted average number of common shares and other participating securities outstanding, increased by the number of additional common shares that would have been outstanding if the potentially dilutive stock option shares and non-participating Restricted Stock Awards had been issued.

The computation of Diluted EPS does not assume conversion, exercise, or contingent issuance of securities that may have an antidilutive effect on earnings per share (Antidilutive Securities).  Antidilutive Securities include: (i) stock options with an exercise price greater than the average market price for the period, (ii) non-participating Restricted Stock Awards with a grant price greater than the average market price for the period, (iii) non-participating Restricted Stock Awards with unearned compensation costs attributable to future service which exceed the average market price for the period, and (iv) in a period with a loss, all stock options and non-participating Restricted Stock Awards.  For the years ended December 31, 2010, 2009 and 2008, the number of Antidilutive Securities were approximately 548,000, 603,000 and 753,000, respectively.

Weighted average shares outstanding and earnings per share:
	2010	2009	2008
Basic weighted average shares outstanding	29,292,879	29,222,327	29,101,765
Dilutive effect of outstanding stock options	106	-	-
Dilutive effect of non-participating Restricted Stock Awards	435	60	-
Diluted weighted average shares outstanding	29,293,420	29,222,387	29,101,765

Earnings (loss) per share, basic and diluted	$.82	$.68	$(1.18)

(n)	Income taxes

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

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In the ordinary course of business, there is inherent uncertainty in quantifying the ultimate outcome of positions taken on income tax returns. For uncertain tax positions, we are required to reserve all or a portion of the related tax benefit based on our evaluation of the relevant facts, circumstances, and information available at the reporting dates. Amounts reserved for uncertain tax positions are not recognized into income until: (i) the closing of the statute of limitations, (ii) a significant change in facts or circumstances that would require a revision of the estimated amount reserved, or (iii) settlement of the issue with the appropriate tax authority.  See Note 6 for additional disclosures regarding uncertain tax positions.

(o)	Comprehensive income (loss)

Our comprehensive income (loss) includes foreign currency translation adjustments, which are included in accumulated other comprehensive income in the consolidated statements of shareholders' equity.  At December 31, 2010, 2009 and 2008, accumulated other comprehensive income consisted entirely of foreign currency translation adjustments, which resulted from translation of the balance sheets of our international operations to U.S. dollars using the exchange rate in effect on the balance sheet date.

(p)	Shipping and handling revenues and costs

We include shipping and handling fees billed to customers in net sales.  The related shipping and handling costs are included in cost of sales.

(q)	Sales, use and value added taxes

We do not include sales, use, value added or similar taxes billed to customers in net sales.

(r)	Product warranty and support obligations

We recognize expense for the estimated costs of hardware warranties and software support at the time the related revenue is recognized. For hardware warranty, we estimate the costs based on historical and projected product failure rates, historical and projected repair costs and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions vary depending upon the product sold, but generally include technical support, parts and repair labor over a period generally ranging from one to three years. For perpetually licensed software warranty, we estimate the costs to provide customers with service during the term of the support period. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty and support liabilities and adjust the amounts as necessary.

Changes in our aggregate product warranty and support obligations are shown in the following table.  Amounts expensed for and costs of providing warranty support include amounts related to original warranties, extended service contracts, and software subscription support.

(In Thousands)
Balance at December 31, 2008	$1,166
Amount expensed for new warranty and support obligations and changes in estimates for pre-existing obligations	3,505
Cost of warranty and support provided during the year	(3,799)
Balance at December 31, 2009	872
Amount expensed for new warranty and support obligations and changes in estimates for pre-existing obligations	3,228
Cost of warranty and support provided during the year	(3,592)
Balance at December 31, 2010	$508

Our deferred revenue for product warranty and support obligations was $8.4 million and $5.1 million at December 31, 2010 and 2009, respectively.

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(s)	Fair value measurements

Certain of our assets and liabilities are reported at fair value in our consolidated financial statements.  US GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels with level 1 inputs having the highest priority, followed by level 2, and lastly, level 3.  Level 1 inputs consist of quoted prices in active markets for identical assets and liabilities.  Level 2 inputs are other observable evidence of fair value, such as quoted prices for similar assets and liabilities or other market-corroborated evidence of fair value. Level 3 inputs are unobservable evidence of fair market value, such as discounted cash flows model or other pricing model.

The tables below provide fair value measurement information for securities held as of December 31, 2010 and 2009.  The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including income taxes payable and accrued expenses), approximated fair value at December 31, 2010 and 2009.

2010			Fair Value Measurements Using
	Carrying	Total Fair	Level 1	Level 2	Level 3
(In Thousands)	Amount	Value	Inputs	Inputs	Inputs
Certificates of deposit	$1,250	$1,253	-	$1,253	$-
Corporate bonds and notes	1,005	1,004	-	1,004	-
Municipal bonds and notes	5,498	5,490	-	5,490	-
Mutual funds held related to SERP (see Note 10)	2,538	2,538	2,538	-	-

2009			Fair Value Measurements Using
	Carrying	Total Fair	Level 1	Level 2	Level 3
(In Thousands)	Amount	Value	Inputs	Inputs	Inputs
Certificates of deposit	$2,000	$1,994	-	$1,994	$-
Corporate bonds and notes	1,568	1,567	-	1,567	-
Municipal bonds and notes	2,489	2,495	-	2,495	-
Mutual funds held related to SERP (see Note 10)	1,871	1,871	1,871	-	-

(4)	Goodwill and other intangible assets

Under US GAAP, goodwill is not amortized and we are required to assess goodwill annually for impairment by applying a fair-value-based test.  We performed testing of our goodwill annually as of December 31.  Fair values of our goodwill and other intangible assets were estimated using the expected present value of future cash flows and other valuation techniques which rely on estimates, judgments and assumptions (see Note 3(d)) that we believe were appropriate in the circumstances. In 2008, we recorded a material impairment charge related to goodwill and other intangibles.

Our testing in 2010 and 2009 indicated that there was no impairment of our goodwill and other intangible assets.  In 2008 our testing indicated that the goodwill and other intangible assets related to the 2005 acquisition of the AlphaSmart laptop business were impaired.  In 2007 and 2006, our laptop revenues decreased due in part to difficulties in integrating the selling operations of AlphaSmart into our overall organization; however, we expected various strategic initiatives would result in improved order rates and financial results for this business in 2008 and beyond.  Early results in 2008 were encouraging, but the worsening economic climate resulted in schools and districts becoming very cautious with their spending, causing laptop orders to decline sharply in the fourth quarter of 2008.  Laptops are generally viewed as a more discretionary purchase in times of tight school budgets and curtailed spending.  As we believe the economic problems and the related impact on the laptop business could be relatively prolonged, we lowered our forecast for laptop orders, which resulted in an impairment charge to goodwill of $44.0 million and an impairment charge to customer relationships of $0.9 million.  In addition, we made a strategic decision to discontinue future use of the AlphaSmart tradename, which resulted in a complete write off of the tradename intangible in the amount of $3.0 million.

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Summary of changes in goodwill:
(In Thousands)	2010	2009

Original cost	$46,822	$46,745
Accumulated impairment losses	(43,995)	(43,995)
Net balance at beginning of year	2,827	2,750
Currency translation	27	77
Balance at December 31:	$2,854	$2,827

The customer relationships intangible has a 10-year estimated useful life and is being amortized on an accelerated method. The following table sets forth the actual amortization expense for the last three fiscal years and estimated amortization expense for the next five fiscal years.

(In Millions)	Amortization Expense
2008 (actual)	$0.5
2009	0.3
2010	0.2

2011 (estimated)	$0.2
2012	0.1
2013	0.1
2014	0.1
2015	0.1

Other intangibles at December 31:
	Customer Relationships
(In Thousands)	2010	2009
Gross amount	$4,150	$4,150
Accumulated amortization	(2,517)	(2,303)
Impairment	(950)	(950)
Net carrying value	$683	$897

(5)	Income taxes

The U.S. is our primary income tax jurisdiction.  In addition to U.S. federal income tax, significant recurring items that affect our income tax rate are state income taxes and federal tax credits and exclusions, including the Research and Experimentation Credit and the Domestic Production Activities Deduction.  We include interest and penalties for uncertain tax positions and settlements in our provision for income taxes.

In 2010, Renaissance Learning settled a tax dispute with the State of Wisconsin related to our 2000 – 2006 income tax returns.  The settlement lowered our annual effective income tax rate by 3.1%.

In 2008, excluding the tax effect of the impairment charge to goodwill and other intangibles, our effective rate was 36.7%.  Since the write down of the AlphaSmart goodwill is not deductible for income tax purposes it did not generate a tax benefit, which resulted in tax expense of $5.8 million during 2008 in spite of the reported pre-tax loss.

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Provision for income taxes:
(In Thousands)	2010	2009	2008
Current tax provision:
U.S. federal	$12,351	$10,167	$6,504
State and local	(585)	447	541
Foreign	116	47	73
Total current tax provision	11,882	10,661	7,118
Deferred tax provision:
U.S. federal	(1,158)	375	(1,198)
State and local	(70)	18	(72)
Total deferred tax provision	(1,228)	393	(1,270)
Provision for income taxes	$10,654	$11,054	$5,848

Effective rate of tax	30.8%	35.7%	(20.5% )

Interest and penalty (benefit) expense included in the above, net	$(685)	$117	$42

Effective rate reconciliation:
	2010		2009		2008
(In Thousands)	Amount	%	Amount	%	Amount	%

Income tax provision at statutory tax rate	$12,090	35.0%	$10,842	35.0%	$(10,007)	35.0%
State and local taxes, net of federal tax benefit	706	2.0%	730	2.4%	432	(1.5%	)
Federal tax credits and exclusions	(963)	(2.8%)	(758)	(2.5%)	(509)	1.8%
Provision for uncertain tax positions	(168)	(0.5%)	319	1.0%	283	(1.0%	)
Tax settlements	(1,061)	(3.1%)	(251)	(0.8%)	(34)	0.1%
Goodwill impairment	-	-	-	-	15,398	(53.9%	)
Other	50	0.2%	172	0.6%	285	(1.0%	)
Provision for income taxes	$10,654	30.8%	$11,054	35.7%	$5,848	(20.5%	)

Deferred taxes at December 31:
(In Thousands)	2010	2009
Current deferred tax assets:
Deferred revenue	$(187)	$1,240
Expenses not currently deductible	2,802	2,587
Net current deferred tax assets	2,615	3,827
Noncurrent deferred tax assets (liabilities):
Deferred revenue	2,609	92
Expenses not currently deductible	1,396	1,808
Depreciation and amortization	1,083	1,075
Intangibles	(430)	(167)
Net noncurrent deferred tax asset	4,658	2,808
Total deferred tax assets	$7,273	$6,635

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(6)           Uncertain Tax Positions

We file income tax returns with the U.S., various states and certain foreign jurisdictions.  We are no longer subject to examinations by the U.S. for years prior to 2007.  For the remaining jurisdictions, with few exceptions, we are no longer subject to examinations for years prior to 2006.  We are not currently under examination by the U.S. Internal Revenue Service or any states where we pay any significant tax.

At December 31, 2010 the liability for unrecognized tax benefits includes $2.4 million that, if recognized, would reduce our effective income tax rate.  We do not anticipate that our total amount of unrecognized tax benefits will significantly change during 2011.

Reconciliation of beginning and ending amount of unrecognized tax benefits:
(In Thousands)	Tax	Interest & penalties	Total
Balance at January 1, 2008	$3,628	$1,240	$4,868
Additions for tax positions related to the current year	654	18	672
(Deductions) additions for tax positions of prior years	(161)	439	278
Reductions due to lapse of applicable statute of limitations	(342)	(112)	(454)
Settlements	(383)	(180)	(563)
Balance at December 31, 2009	3,396	1,405	4,801
Additions for tax positions related to the current year	733	18	751
(Deductions) additions for tax positions of prior years	(390)	95	(295)
Reductions due to lapse of applicable statute of limitations	(419)	(376)	(795)
Settlements	(681)	(355)	(1,036)
Balance at December 31, 2010	$2,639	$787	$3,426

(7)	Lines of credit

As of December 31, 2010, we have a $15.0 million secured revolving line of credit with a bank, which is available until July 1, 2012. The line of credit bears interest at either a floating rate or a fixed rate for a period of up to 90 days based on LIBOR plus 1.5%.  The rate is at our option and is determined at the time of borrowing.  We also have a $2.0 million unsecured revolving line of credit with a bank available until July 31, 2011, which bears interest at the prime rate.  We did not draw on the lines of credit during 2010, 2009 or 2008.

(8)	Lease commitments

We are party to various operating leases for office and warehouse facilities we occupy to carry out our business operations.  Certain of these leases provide for scheduled rent increases based on price-level factors. We have not entered into leases that call for contingent rent. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced. Approximate rent expense for 2010, 2009, and 2008 was $1.4 million, $1.7 million and $1.6 million, respectively.

Future approximate minimum rental payments (including estimated operating costs) required under operating leases as of December 31, 2010 are as follows:

(In Thousands)
2011	$1,376
2012	868
2013	739
2014	361
2015	201
After 2015	382
$3,927

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(9)	Litigation

We are subject to various claims and proceedings covering a wide range of matters that arise in the ordinary course of business activities.  We believe that any liability that may ultimately arise from the resolution of these matters will not have a material adverse effect on our financial position, results of operations or shareholders’ equity.

(10)	Retirement plans

In order to provide retirement benefits for our employees, we have established a defined contribution 401(k) savings plan covering all employees in the United States who meet certain service requirements and a Supplemental Executive Retirement Plan (SERP) available to senior management.

Employees participating in the 401(k) plan may elect to contribute up to 92% of their annual pretax compensation subject to certain IRS limitations.  SERP participants may elect to defer up to 20% of their annual pretax compensation to the SERP.

Vesting of employer contributions takes place ratably over an employee's first four years of service with full vesting of past and future employer contributions once four years of service is reached.

Employer matching contributions are currently $0.75 for each $1.00 contributed by a participant and are limited to a maximum of 4.5% of a participant's pretax compensation. For those employees participating in the SERP, the maximum employer contribution is determined on a combined basis with the 401(k) plan. Discretionary employer contributions may also be made to the plans.  No discretionary contributions were made to the plans in 2010, 2009, or 2008.

SERP participants elect to defer receipt of a portion of their compensation and invest their deferrals in certain mutual funds, which are nearly identical to the investment selections offered to participants in our 401(k) plan. The liability for the SERP is included in deferred compensation and other employee benefits. The SERP is fully funded and the related investments are classified as investment securities on our consolidated balance sheets.  Our liability for the SERP was $2.5 million at December 31, 2010 and $1.9 million, at December 31, 2009.

Summary of expense related to retirement plans:
(In Thousands)	2010	2009	2008

Employer matching contribution - 401 (k) plan	$1,751	$1,601	$1,573
Employer matching contribution - SERP	28	16	18
Total	$1,779	$1,617	$1,591

(11)	Equity Compensation Plan

We have established the 1997 Stock Incentive Plan (the Plan) for our officers, key employees, non-employee directors, and consultants. A combined maximum of 6.0 million options, stock appreciation rights (SARs) and share awards may be granted under the Plan.  No incentive stock options (ISOs) or SARs have been granted under the Plan.  At December 31, 2010, there were approximately 1.7 million shares available for issuance under the Plan.

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

During the year ended December 31, 2010, we recognized approximately $1.8 million in share-based compensation expense related to restricted stock.  During the year ended December 31, 2009, we recognized compensation expense of approximately $1.5 million related to restricted stock and $28,000 related to stock options.  Cash received from stock option exercises was $3,000 in 2010 and $0 in 2009.  The total excess income tax benefit related to share-based compensation, which is recorded in additional paid-in capital, was approximately $300,000 and $34,000 for the years ended December 31, 2010 and 2009, respectively.

(a) Stock option awards - Options granted under the Plan may be in the form of nonqualified stock options (NSOs) or, ISOs, which comply with Section 422 of the Internal Revenue Code. The exercise price of the options is the market value of our common stock at the date of grant.  Options become exercisable ratably over their respective vesting period, which ranges from immediate vesting up to a four-year vesting period. The options expire 10 years from the grant date.

We granted 29,871 stock options during 2010 and did not grant any stock options during 2009. The weighted average grant date fair value per share of options granted during 2010 was $13.39.  The total intrinsic value of options exercised during the years ended 2010, 2009 and 2008 were $400, $0, and $26,000, respectively.

For options granted during 2010, the fair value per share was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Dividend yield	2.41%
Expected volatility	49.54%
Risk-free interest rate	1.53%
Expected life (in years)	5

The following tables provide a summary of option activity under the Plan during 2010 and information about options outstanding as of December 31, 2010:

Stock Options	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at beginning of year	600,824	$23.64
Granted	29,871	13.39
Exercised	(190)	13.44
Forfeitures	(67,060)	28.79
Outstanding at end of year	563,445	$22.83	2.28	$0

Options exercisable at end of year	533,574	$23.36	1.87	$0

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Range of exercise price	Options	Weighted average exercise price	Weighted average remaining contractual term (years)
$8.00 to $16.00	29,871	$13.39	9.7
$16.01 to $22.00	264,781	16.90	2.1
$22.01 to $29.00	81,833	24.47	3.7
$29.01 to $34.00	127,318	30.82	0.7
$34.01 to $40.00	59,108	34.42	0.7
$40.01 to $52.00	534	51.49	0.6
$8.00 to $51.58	563,445	$22.83	2.3

(b)Restricted stock awards – Restricted shares or restricted stock units (Restricted Stock Awards) are granted to certain employees and our non-employee directors.  For employees, Restricted Stock Awards generally vest over a period of four years and for non-employee directors, upon termination of the individual’s tenure on our board.  Restricted Stock Awards to employees are expensed over the vesting period, and those made to our non-employee directors are expensed when granted. Unearned restricted stock compensation is recorded based on the market price on the grant date and is expensed equally over the vesting period.

The weighted average grant date fair value of Restricted Stock Awards granted during 2010, 2009 and 2008 was $12.80, $9.37, and $12.33 respectively.  The weighted average vest date fair value of Restricted Stock Awards vested during the years ended 2010, 2009, and 2008 was $14.03, $11.29, and $13.18, respectively.

The following table provides a summary of Restricted Stock Award activity under the Plan during 2010 and information about unvested Restricted Stock Awards as of December 31, 2010:

Unvested Restricted Stock Awards	Shares	Weighted average grant date fair value	Weighted average remaining vesting period (years)	Aggregate intrinsic value ($000)
Outstanding at beginning of year	319,551	$11.70
Granted	166,433	12.80
Vested	(95,181)	14.03
Forfeitures	(1,037)	11.56
Outstanding at end of year	389,766	$11.60	2.6	$4,615

Unrecognized compensation expense at December 31, 2010 ($000)	$2,439

(12)	Shareholders’ equity

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

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program.  We repurchase shares on the open market as well as from employees who elect to surrender restricted shares at the time of vesting to pay their payroll withholding taxes.  Repurchased shares will become treasury shares and may be used for equity compensation plans, stock-based employee benefit plans and for other general corporate purposes.  Since initial authorization was granted, we have repurchased approximately 7.9 million shares of common stock at a cost of $136.8 million under this repurchase program.

Summary of 2010 stock repurchase activity:
	Number of shares repurchased	Weighted average repurchased price per share*	Aggregate annual cost of repurchased stock* ($000)
2010	155,000	$10.62	$1,646
2009	22,148	9.23	204
2008	11,650	13.25	154
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

The accounting policies of the segments are the same as those described in Note 3 Significant Accounting Policies. There are no intercompany transactions between the segments. All segment revenues are with external customers. International revenues and operations are not significant at this time.  We do not segregate assets by segments in assessing segment performance since substantially all assets are multi-use and shared between the two segments, and our executive officers do not use segment asset information to allocate resources and assess performance.  Depreciation and amortization included in segment gross profit is not material.

Segment Revenues:
(In Thousands)	Educational Software and Services	Educational Hardware	Consolidated Total
2010	$111,229	$18,865	$130,094
2009	99,327	22,186	121,513
2008	92,517	22,706	115,223

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Segment profitability:
	Segment Gross Profit			Reconciliation to Net Income (Loss) Before Tax
(In Thousands)	Educational Software and Services	Educational Hardware	Consolidated Total	Consolidated Operating Expenses		Other Income	Consolidated Net Income (Loss) Before Tax

2010	$94,353	$8,411	$102,764	$68,506		$284	$34,542
2009	84,628	11,464	96,092	65,567		452	30,977
2008	75,552	11,914	87,466	116,877	*	819	(28,592)

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

		Quarter Ended
(In Thousands, Except Per Share Amounts)	March 31	June 30	September 30	December 31
2010
Net sales	$32,223	$31,047	$32,601	$34,223
Gross profit	25,234	24,399	25,668	27,463
Operating income	7,389	6,932	8,732	11,205
Income - before income taxes	7,628	6,954	8,695	11,265
Income taxes	1,845	2,650	2,469	3,690
Net income	5,783	4,304	6,226	7,575
Earnings per share
Basic and diluted	0.20	0.15	0.21	0.26
Common stock price per share:
High	16.23	16.38	15.53	14.57
Low	11.75	13.82	7.98	9.83

2009
Net sales	$28,870	$28,464	$31,754	$32,425
Gross profit	22,968	22,106	24,642	26,376
Operating income	6,133	6,606	7,577	10,209
Income - before income taxes	6,281	6,640	7,795	10,261
Income taxes	2,374	2,510	2,590	3,580
Net income	3,907	4,130	5,205	6,681
Earnings per share
Basic and diluted	0.13	0.14	0.18	0.23
Common stock price per share:
High	9.78	10.18	10.82	11.98
Low	6.35	8.33	8.94	9.08

Earnings per share amounts for each quarter are required to be calculated independently and therefore may not total to the amount calculated for the full year.

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(15)	Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an amendment to its previously released guidance on revenue arrangements with multiple deliverables. The pronouncement addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting.  We adopted this new accounting standard on January 1, 2010.  Adoption did not affect our consolidated financial statements.

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

(16)	Subsequent event

On February 16, 2011, our Board of Directors declared a quarterly cash dividend of $0.08 per share, payable March 16, 2011 to shareholders of record as of March 2, 2011.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010.

There has been no change in our internal control over financial reporting that has occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 and during the year then ended.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)	Executive Officers. Reference is made to “Executive Officers of the Registrant” in Part I hereof.

(b)
Directors.  The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2011 under the caption “Proposal One: Election of Directors,” which information is incorporated by reference herein.

(c)
Section 16 Compliance.  The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2011 under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.

(d)	Code of Ethics. We have adopted a code of ethics pursuant to Item 406 of Regulation S-K. A copy of our code of ethics is incorporated by reference herein (see Exhibit 14.1 of Exhibit Index).

(e)
Audit Committee and Audit Committee Financial Expert.  The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2011 under the caption "Proposal One:  Election of Directors - Audit Committee," which information is incorporated by reference herein.

Item 11.  Executive Compensation

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2011 under the captions “Executive Compensation,” “Non-Employee Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2011 under the caption “Security Ownership of Management and Certain Beneficial Owners,” which information is incorporated by reference herein.

The information required by Item 201(d) of Regulation S-K is set forth below.

Index

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information about shares of our common stock outstanding and available for issuance under our existing equity compensation plans, which consist of our 1997 stock incentive plan and our 1998 employee stock purchase plan (this latter plan is currently inactive).  The table details securities authorized for issuance under our equity compensation plans as of December 31, 2010.  The table below does not include awards, exercises, or cancellations under our equity compensation plans subsequent to December 31, 2010.

Common stock oustanding and available for issuance under existing equity compensation plans:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	563,445	$22.83	1,963,623	(1)
Equity compensation plans not approved by security holders(2)	N/A	N/A	N/A
Total	563,445	$22.83	1,963,623
_________________
(1)     Of the 6,000,000 shares authorized for issuance under our 1997 stock incentive plan, 1,724,229 remain available for future issuance as of December 31, 2010.  Under our 1998 employee stock purchase plan (ESPP), 239,394 shares remain available for future issuance.  We did not offer the ESPP to employees in 2010 and do not intend to offer the plan to employees in 2011.

(2)     Both of the company's equity compensation plans have been approved by shareholders.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2011 under the caption “Certain Relationships and Transactions,” which information is incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2011 under the caption "Audit Committee Report," which information is incorporated by reference herein.

Index

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules.

See the Exhibit Index, which is incorporated by reference herein.

(a)(3)	Exhibits.

See (b) below.

(b)	Exhibits.

See the Exhibit Index, which is incorporated by reference herein.

(c)	Financial Statements Excluded from Annual Report to Shareholders.

Not applicable.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENAISSANCE LEARNING, INC.

By:	/s/ Glenn R. James
Glenn R. James
Chief Executive Officer and a Director

Date: March 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Glenn R. James	Chief Executive Officer (Principal Executive Officer) and a Director	March 8, 2011
Glenn R. James

/s/ Mary T. Minch	Executive Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 8, 2011
Mary T. Minch

Directors:	Terrance D. Paul, Judith A. Paul, Addison L. Piper, John H. Grunewald, Mark D. Musick, Harold E. Jordan, and Randall J. Erickson

By:	/s/ Mary T. Minch	March 8, 2011
Mary T. Minch
Attorney-In-Fact*

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

Index

EXHIBIT INDEX
Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation of Registrant, as amended.(1)

3.2	Amended and Restated By-Laws of Registrant, as amended.(2)

4.1	Form of Stock Certificate.(3)

10.1	Amended and Restated Employee Stock Purchase Plan.(4)*

10.2	1997 Stock Incentive Plan (Amended and Restated Effective April 16, 2003).(5)*

10.3	Incentive Bonus Plan (Amended and Restated Effective July 1, 2008).(6)*

10.4	Form of Nonstatutory Stock Option Agreement between Registrant and certain employees and consultants.(7)*

10.5	Form of Nonstatutory Stock Option Agreement between Registrant and certain non-employee directors.(7)*

10.6	Form of Restricted Stock Agreement with certain executive officers.(8)*

10.7	Form of Restricted Stock Agreement with certain non-employee directors.(8)*

10.8	Form of Restricted Stock Unit Agreement with certain non-employee directors.(9)*

10.9	Form of Non-Employee Director Indemnification Agreement.(10)

10.10	Credit Agreement dated as of October 1, 2007 by and between Registrant and Wells Fargo Bank, National Association.(11)

10.11	First Amendment to Credit Agreement dated as of November 5, 2008 by and between Registrant and Wells Fargo Bank, National Association. (12)

10.12	Second Amendment to Credit Agreement dated as of July 1, 2009 by and between Registrant and Wells Fargo Bank, National Association. (13)

10.13	Third Amendment to Credit Agreement and Revolving Line of Credit Note dated as of May 21, 2010 by and between Wells Fargo Bank, National Association and Registrant. (15)

10.14	Offer of Employment for Glenn R. James dated July 1, 2010. (15)*

14.1	Code of Business Conduct and Ethics. (14)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Directors’ Powers of Attorney.

31.1	Section 302 Certification by Glenn R. James, Chief Executive Officer.

31.2	Section 302 Certification by Mary T. Minch, Chief Financial Officer.

32.1	Section 906 Certification by Glenn R. James, Chief Executive Officer.

32.2	Section 906 Certification by Mary T. Minch, Chief Financial Officer.

99.1	Schedule II – Valuation and Qualifying Accounts.

99.2	Corporate Governance Guidelines (Effective as of February 16, 2011)

Index

(1)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2001.

(2)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2000.

(3)	Incorporated by reference to Registrant’s Amendment No. 2 to Form 8-A filed on August 9, 2006.

(4)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2000.

(5)	Incorporated by reference to Registrant’s Form S-8 filed on April 18, 2003.

(6)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2008.

(7)	Incorporated by reference to Registrant’s Form 8-K filed on March 7, 2005.

(8)	Incorporated by reference to Registrant’s Form 8-K filed on May 10, 2006.

(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2006.

(10)	Incorporated by reference to Registrant’s Form 8-K filed on January 29, 2007.

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2007.

(12)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2008.

(13)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2009.

(14)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2008.

(15)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2010.

(16)	Incorporated by reference to Registrant’s Form 8-K filed on July 7, 2010.

*	Management contract or compensatory plan or arrangement.

THE REGISTRANT WILL FURNISH A COPY OF ANY OF THE FOREGOING EXHIBITS UPON THE REQUEST OF A SHAREHOLDER AFTER THE PAYMENT OF A FEE BY SUCH SHAREHOLDER, WHICH SHALL REPRESENT REGISTRANT'S REASONABLE EXPENSES INCURRED IN FURNISHING ANY SUCH EXHIBIT. REQUESTS SHOULD BE SENT TO RENAISSANCE LEARNING, INC., 2911 PEACH STREET, P.O. BOX 8036, WISCONSIN RAPIDS, WISCONSIN 54495-8036, ATTENTION:  CORPORATE SECRETARY.