Form 10-K/A
period 2010-12-31
RENAISSANCE LEARNING INC
filed 2011-04-15
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

Renaissance Learning, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to correct the items set forth below in our Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission on March 8, 2011 (the “Original Filing”):

● In Item 8, “Financial Statements and Supplementary Data,” the Report of Independent Registered Public Accounting Firm is revised to include the signature of Deloitte & Touche LLP at the bottom of report, which was inadvertently omitted from the Original Filing.

● In Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm is revised to include the signature of Deloitte & Touche LLP at the bottom of report, which was inadvertently omitted from the Original Filing.

While this Form 10-K/A sets forth the complete text of the Form 10-K, no other changes have been made to the Original Filing except for those items discussed in this Explanatory Note.  This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

As required by Rule 12b-15, promulgated under the Securities Exchange Act of 1934, as amended, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Amendment No. 1 (but otherwise identical to their prior certifications) and are also furnishing, but not filing, Rule 13a-14(b) certifications in connection with this Amendment No. 1 (but otherwise identical to their prior certifications).

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

Date: April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Glenn R. James	Chief Executive Officer (Principal Executive Officer) and a Director	April 14, 2011
Glenn R. James

/s/ Mary T. Minch	Executive Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 14, 2011
Mary T. Minch

Directors:	Terrance D. Paul, Judith A. Paul, Addison L. Piper, John H. Grunewald, Mark D. Musick, Harold E. Jordan, and Randall J. Erickson

By:	/s/ Mary T. Minch	April 14, 2011
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