Form 10-Q
period 2011-03-31
RENAISSANCE LEARNING INC
filed 2011-05-09
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM .................... TO ....................

Commission file number: 0-22187

RENAISSANCE LEARNING, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1559474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	APRIL 29, 2011
Common Stock, $0.01 par value	29,339,819

RENAISSANCE LEARNING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Index

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In Thousands, Except Share and Per Share Amounts)	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,149	$9,845
Investment securities	4,830	6,630
Accounts receivable, less allowance of $1,309 and $1,289, respectively	7,817	7,873
Inventories	5,171	5,042
Prepaid expenses	1,967	1,668
Income taxes receivable	-	327
Deferred tax asset	3,016	2,615
Other current assets	649	711
Total current assets	30,599	34,711
Investment securities	3,744	3,661
Property, plant and equipment, net	6,612	6,720
Deferred tax asset	4,658	4,658
Goodwill	2,870	2,854
Other intangibles, net	642	683
Capitalized software, net	403	93
Other non-current assets	352	409
Total assets	$49,880	$53,789

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,913	$2,874
Deferred revenue	52,512	64,791
Payroll and employee benefits	7,071	5,609
Income Taxes Payable	2,172	-
Other current liabilities	2,573	2,340
Total current liabilities	67,241	75,614
Deferred revenue	7,710	7,051
Deferred compensation and other employee benefits	2,664	2,538
Income taxes payable	3,426	3,426
Other noncurrent liabilities	191	213
Total liabilities	81,232	88,842
Shareholders' equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued: 34,736,647 shares at March 31, 2011 and December 31, 2010	347	347
Additional paid-in capital	50,542	50,434
Retained earnings	9,935	6,775
Treasury stock, at cost: 5,429,593 shares at March 31, 2011; 5,451,319 shares at December 31, 2010	(92,090)	(92,470)
Accumulated other comprehensive loss	(86)	(139)
Total shareholders' equity	(31,352)	(35,053)
Total liabilities and shareholders' equity	$49,880	$53,789

See accompanying notes to condensed consolidated financial statements.

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(In Thousands, Except per Share Amounts)	2011	2010
Product revenue:
Subscription	$14,517	$11,434
Non-subscription	8,043	10,405
	22,560	21,839
Service revenue:
Subscription	6,736	5,550
Non-subscription	4,235	4,834
	10,971	10,384
Total revenue	$33,531	$32,223

Cost of sales:
Products	$3,315	$3,498
Services	3,439	3,491
Total cost of sales	6,754	6,989
Gross profit	26,777	25,234

Operating expenses:
Product development	4,219	4,099
Selling and marketing	10,229	10,345
General and administrative	3,526	3,401
Total operating expenses	17,974	17,845
Operating income	8,803	7,389
Other (expense) income, net	(14)	239
Income before taxes	8,789	7,628
Income tax	3,296	1,845
Net income	$5,493	$5,783

Earnings per share:
Basic and diluted	$0.19	$0.20

Cash dividends declared per share	$0.08	$0.07

See accompanying notes to condensed consolidated financial statements.

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(In Thousands)	2011	2010

Reconciliation of net income to cash flows from operating activities:
Net income	$5,493	$5,783
Adjustments to arrive at cash (used) provided by operating activities:
Depreciation and amortization	578	628
Amortization of investment discounts/premiums	29	27
Share-based compensation expense	498	494
Deferred income taxes	(401)	341
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	57	1,621
Inventories	(129)	1,148
Prepaid expenses	(299)	(40)
Income taxes	2,508	1,065
Accounts payable and other liabilities	1,713	3,030
Deferred revenue	(11,621)	(8,473)
Other	84	(92)
Net cash (used) provided by operating activities	(1,490)	5,532

Cash flows from investing activities:
Purchase of property, plant and equipment	(327)	(348)
Maturities/sales of investment securities	1,775	985
Capitalized software development costs	(310)	-
Net cash provided by investing activities	1,138	637

Cash flows from financing activities:
Excess tax benefits from share-based payment arrangements	8	6
Dividends paid	(2,333)	(2,044)
Purchase of treasury stock	(19)	(21)
Net cash used by financing activities	(2,344)	(2,059)
Net change in cash and cash equivalents	(2,696)	4,110
Cash and cash equivalents, beginning of period	9,845	36,207
Cash and cash equivalents, end of period	$7,149	$40,317

See accompanying notes to condensed consolidated financial statements

Index

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Consolidation

The condensed consolidated financial statements include the financial results of Renaissance Learning, Inc. (Renaissance Learning) and our subsidiaries (collectively, the “Company”).  All significant intercompany transactions and accounts have been eliminated in consolidation.

2. Basis of Presentation

The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, (“2010 Annual Report”), which is on file with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

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

The computation of Diluted EPS does not assume conversion, exercise, or contingent issuance of securities that may have an antidilutive effect on earnings per share (“Antidilutive Securities”).  Antidilutive Securities include: (i) stock options with an exercise price greater than the average market price for the period, (ii) non-participating restricted stock awards with a grant price greater than the average market price for the period, (iii) non-participating restricted stock awards with unearned compensation costs attributable to future service which exceed the average market price for the period, and (iv) in a period with a loss, all stock options and non-participating restricted stock awards.  For the three months ended March 31, 2011 and 2010, the number of Antidilutive Securities was 503,161 and 596,817, respectively.

Weighted average shares outstanding and earnings per share:
	Three Months ended
	March 31,
	2011	2010
Basic weighted average shares outstanding	29,292,139	29,289,258
Dilutive effect of non-participating restricted shares	204	607
Diluted weighted average shares outstanding	29,292,343	29,289,865

Earnings per share, basic and diluted	$0.19	$0.20

4. Comprehensive Income

Our comprehensive income includes net income and foreign currency translation adjustments.  For the quarters ended March 31, 2011 and 2010, comprehensive income was $5.5 million and $5.8 million, respectively.

Index

5. Goodwill and Other Intangible Assets

All of our goodwill is related to the Educational Software and Services segment.  Under Generally Accepted Accounting Principles in the United States (“US GAAP”), goodwill is not amortized and we assess goodwill annually, as of December 31, for impairment by applying a fair value-based test.

Other intangibles consist of customer relationships related to an acquisition we made in 2005.  The customer relationships intangible asset is amortized over its useful life of ten years, on the declining balance method.  For the three months ended March 31, 2011and 2010, amortization expense related to the customer relationships intangible was $41,000 and $50,000, respectively.

Customer Relationships
(In Thousands)	March 31, 2011	December 31, 2010
Gross amount	$3,200	$3,200
Accumulated amortization	(2,558)	(2,517)
Net carrying value	$642	$683

6. Uncertain Tax Positions

During the first quarter of 2010, we settled a state income tax dispute. This resulted in the recognition of $1.1 million in tax benefits related to prior years which had been carried on our balance sheet at December 31, 2009 as non-current income taxes payable.

7. Equity Compensation

We value restricted stock awards at the closing market price of our common stock on the date of grant.  We granted restricted stock awards for 23,550 units during the three months ended March 31, 2011, and granted restricted stock awards for 28,279 units during the three months ended March 31, 2010.  The exercise prices for our stock option grants are equal to the fair market value of our common stock on the date the options were granted.  There were no options to purchase our stock granted during the three months ended March 31, 2011 and March 31, 2010.

As of March 31, 2011, the total unearned compensation related to share-based compensation awards, net of estimated forfeitures, was $2.1 million, which will be amortized as expense over the weighted average remaining period of 2.4 years. For the three months ended March 31, 2011 and 2010, total share-based compensation expense was $0.5 million and $0.5 million, respectively.

A summary of restricted stock award activity for the three months ended March 31, 2011 is as follows:

Unvested Restricted Stock Awards	Units	Weighted average grant date fair value	Aggregate intrinsic value
Balance at January 1, 2011	389,766	$11.60	$4,614,829	(1)
Granted	23,550	10.65
Vested	(10,907)	13.60
Forfeitures	(120)	12.52
Balance at March 31, 2011	402,289	$11.49	$4,726,896	(2)

(1) Calculated at the 12/31/10 closing market price at $11.84 per share

(2) Calculated at the 3/31/11 closing maket price at $11.75 per share

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

The table below provides fair value measurement information for securities held as of March 31, 2011 and 2010.  The carrying values of cash and cash equivalents, accounts receivable, and accounts payable (including income taxes payable and accrued expenses), approximated fair value at March 31, 2011 and 2010.

2011			Fair Value Measurements Using
	Carrying	Total Fair	Level 1	Level 2	Level 3
(In Thousands)	Amount	Value	Inputs	Inputs	Inputs
Certificates of deposit	$1,000	$1,001	$-	$1,001	$-
Municipal bonds and notes	4,910	4,907	-	4,907	-
Mutual funds held related to SERP	2,664	2,664	2,664	-	-

2010			Fair Value Measurements Using
	Carrying	Total Fair	Level 1	Level 2	Level 3
(In Thousands)	Amount	Value	Inputs	Inputs	Inputs
Certificates of deposit	$2,000	$2,006	$-	$2,006	$-
Corporate bonds and notes	1,549	1,550	-	1,550	-
Municipal bonds and notes	1,582	1,583	-	1,583	-
Mutual funds held related to SERP	1,971	1,971	1,971	-	-

9.  Segment information

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

Educational Hardware. This segment derives its revenue from our NEOs, 2Know! classroom response systems, and services such as professional development and extended support plans sold in connection with these hardware products.

The accounting policies of the segments are the same as those described in our 2010 Annual Report, Note 3, Significant Accounting Policies. There are no intercompany transactions between the segments. All segment revenues are with external customers. International revenues and operations are not significant at this time.  We do not segregate assets by segments in assessing segment performance since substantially all assets are multi-use and shared between the two segments, and accordingly, our executive officers do not use segment asset information to allocate resources and assess performance.  Depreciation and amortization included in segment gross profit is not material.

Index

Segment results were as follows:

Segment Revenues:
	Three Months Ended
	March 31,
(In Thousands)	2011	2010
Educational software and services	$29,191	$26,610
Educational hardware	4,340	5,613
Consolidated revenue	$33,531	$32,223

Segment Gross Profit and Reconciliation to Net Income Before Taxes:
	Three Months Ended
	March 31,
(In Thousands)	2011	2010
Educational software and services	$25,015	$22,431
Educational hardware	1,762	2,803
Consolidated gross profit	26,777	25,234
Consolidated operating expenses	17,974	17,845
Other income	(14)	239
Consolidated net income before taxes	$8,789	$7,628

10.  Dividends

On February 16, 2011, our Board of Directors declared a quarterly cash dividend of $0.08 per share, payable March 16, 2011 to shareholders of record as of March 2, 2011.

11.  Enhancement of our Income Statement Presentation

We enhanced the presentation of revenue on our income statement this quarter, with a goal to make it clearer what portion of our product and service revenue is recurring (i.e. subscription-based) in nature.  The new presentation disaggregates product and service revenues into their subscription and non-subscription components, but does not affect what is classified as a product or a service.

Subscription product revenue includes the portion of the student subscription fee related to software and content.  Non-subscription product revenue primarily includes: hardware, separately sold software content such as Accelerated Reader quizzes, and Successful Reader.

Subscription service revenue primarily includes: the portion of the student subscription fee related to software support, and separately sold hosting and coaching services.  Non-subscription service revenue primarily includes installation services, technical consulting, and on-site and remote professional development.

12.  Subsequent Event

On April 27, 2011, our Board of Directors declared a quarterly cash dividend of $0.08 per share, payable June 1, 2011 to shareholders of record as of May 13, 2011.

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

A key part of our business strategy is to transition our perpetual license customers to our hosted subscription-based Enterprise software products. Accelerated Reader customers who transition to our Enterprise subscription-based product have increased their average annual purchases by over $1,000 per school. Although this amount of incremental revenue could change due to customer mix and other factors including additional purchases of products and services, we expect that we will continue to see incremental revenue from customers that transition to Accelerated Reader Enterprise. We have also experienced an annual per customer revenue increase for our other Enterprise products, but the increase has been most significant with our Accelerated Reader Enterprise product.

We track active usage of both our subscription and perpetual products via a variety of measures including active subscriptions, recent customer support contacts, recent purchases, and recent participation in training or professional development events.  Because the majority of our active subscriptions expire during the second and third quarter, and because we continuously refine the criteria used to develop the metrics for defining active use of our products, we may make periodic adjustments to our customer counts in order to provide what we believe is the most useful information for managing and understanding our active customer base.  The most current methodology is applied to develop any historical metrics so that any comparative presentation is on a consistent basis. Based on these criteria, our approximate worldwide active customer counts for both our perpetual and subscription-based licenses at March 31, 2011 were as follows: Accelerated Reader - 50,000, Accelerated Math – 14,000, and STAR Reading or STAR Math – 43,000 essentially unchanged from December 31.

We believe the percentage of customers using the subscription-based Enterprise versions of our reading and math products is an important indicator of the progress of this strategic growth initiative and the potential for growth still existing with regard to this strategy. We believe the percentage of customers using reading products is more critical in measuring this opportunity because Accelerated Reader is our most significant product and because we have experienced a greater increase in per customer revenues from Accelerated Reader Enterprise compared to our other subscription-based products. At the end of the first quarter of 2011, approximately 50% of our active reading product customers were using the Enterprise version, essentially unchanged from the end of 2010.

Our subscription-based software strategy has affected, and will continue to affect, our results of operations. Revenues from subscription-based software sales are not completely incremental to our results, as customers who upgrade from a perpetual license to a subscription version no longer purchase annual support plans for our perpetual-license products, and those who purchase the Enterprise version also no longer purchase add-on content. Revenues under the subscription-based model are composed of both software and services. The gross profit margins from subscription-based software products are slightly higher than our historical gross profit margins on sales of perpetual-license software. Additionally, the subscription-based software business generates a sales mix somewhat more heavily weighted towards services and these services tend to have a somewhat higher gross profit margin than services sold with our perpetual-license software products.

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

Index

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

Customer orders for our products and services decreased by approximately $4.3 million, or 17%, to $21.1 million in the first three months of 2011 compared to $25.4 million in the first three months of 2010. The first quarter of last year included a $2.9 million order from a large urban school district. Excluding that large deal, total orders were down by 6% and software orders were down 2%. First quarter hardware orders decreased about 20% to $4.2 million. Hardware orders were especially impacted by funding pressures as hardware is often viewed as a more discretionary purchase.

The next several quarters are expected to continue to be a time of tight school budgets in the K-12 market.  The Wall Street Journal recently reported that state and local tax revenues have returned to levels of several years ago, but that 2012 may be one of the most difficult budget years on record.  The federal assistance provided to states for education and other purposes in the past few years is largely gone and without it states are facing substantial budget gaps and may be forced to make significant cuts in order to balance their budgets.  According to the Center on Budget and Policy priorities, forty-four states are projecting budget shortfalls totaling $112 billion for 2012.  Therefore, although we expect education to be spared from the most severe cuts, it is very likely that our customers will face significant funding challenges.

Consolidated income statement data:
	Three Months Ended March 31,				Change
(Dollars in Thousands)	2011		2010
Product revenue:
Subscription	$14,517	43.3%	$11,434	35.5%	$3,083	27.0%
Non-subscription	8,043	24.0%	10,405	32.3%	(2,362)	-22.7%
	22,560	67.3%	21,839	67.8%	721	3.3%
Service revenue:
Subscription	6,736	20.1%	5,550	17.2%	1,186	21.4%
Non-subscription	4,235	12.6%	4,834	15.0%	(599)	-12.4%
	10,971	32.7%	10,384	32.2%	587	5.7%
Total net revenue	$33,531	100.0%	$32,223	100.0%	$1,308	4.1%

Cost of sales:
Products	$3,315	14.7%	$3,498	16.0%	$(183)	-5.2%
Services	3,439	31.3%	3,491	33.6%	(52)	-1.5%
Total cost of sales	6,754	20.1%	6,989	21.7%	(235)	-3.4%
Total gross profit	26,777	79.9%	25,234	78.3%	1,543	6.1%

Operating expenses:
Product development	4,219	12.6%	4,099	12.7%	120	2.9%
Selling and marketing	10,229	30.5%	10,345	32.1%	(116)	-1.1%
General and administrative	3,526	10.5%	3,401	10.6%	125	3.7%
Total operating expenses	17,974	53.6%	17,845	55.4%	129	0.7%
Operating income	8,803	26.3%	7,389	22.9%	1,414	19.1%
Other, net	(14)	0.0%	239	0.8%	(253)	-105.9%
Income before taxes	8,789	26.2%	7,628	23.7%	1,161	15.2%
Income tax provision	3,296	9.8%	1,845	5.7%	1,451	78.6%
Net Income	$5,493	16.4%	$5,783	17.9%	$(290)	-5.0%

The amounts above are expressed as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales.

Index

Consolidated Results
Three Months Ended March 31, 2011 and 2010

Net Sales. Our net sales increased by $1.3 million, or 4.1%, to $33.5 million in the first quarter of 2011 from $32.2 million in the first quarter of 2010.

Product revenue increased by $0.7 million, or 3.3%, to $22.6 million in the first quarter of 2011 from $21.8 million in the first quarter of 2010. Subscription revenue was up $3.1 million due to revenue recognized from prior period orders.  Non-subscription product revenue decreased by $2.4 million.  This was due to a decline in hardware sales, primarily NEOs, and a decline in Accelerated Reader quizzes as our customer base transitions to our subscription-based Enterprise products, which include content.

Service revenue increased by $0.6 million, or 5.7%, to $11.0 million in the first quarter of 2011 from $10.4 million in the first quarter of 2010 due to increases in hosting and software support revenue, offset by declines in technical services and professional development revenue.

Cost of Sales. The cost of sales of products decreased by $0.2 million, or 5.2%, to $3.3 million in the first quarter of 2011 from $3.5 million in the first quarter of 2010. As a percentage of product sales, the cost of sales of products decreased to 14.7% in the first quarter of 2011, compared to 16.0% for the first quarter of 2010.  This was primarily due to a revenue mix weighted more heavily to software in 2011, as the cost of sales are lower for software than for hardware.

The cost of sales of services decreased by $0.1 million, or 1.5%, to $3.4 million in the first quarter of 2011 from $3.5 million in the first quarter of 2010. As a percentage of sales of services, the cost of sales of services decreased to 31.3% in the first quarter of 2011 from 33.6% in the first quarter of 2010. This was primarily due to a mix more heavily weighted to our more profitable service offerings, hosting and some remote services, and due to our success in continuing to leverage our fixed costs.

Our overall gross profit margins increased to 79.9% in the first quarter of 2011 from 78.3% in the first quarter of 2010 due to the factors discussed above.

Product Development.  Product development expenses increased by $0.1 million, or 2.9%, to $4.2 million in the first quarter of 2011 from $4.1 million in the first quarter of 2010.  Investment in additional research and development resources was offset by $0.3 million of software development cost capitalization.  As a percentage of net sales, product development expenses decreased to 12.6% in the first quarter of 2011 from 12.7% in the first quarter of 2010.

Selling and Marketing. Selling and marketing expenses decreased by $0.1 million, or 1.1%, to $10.2 million in the first quarter of 2011 from $10.3 million in the first quarter of 2010.  Selling expenses decreased by $0.4 million primarily due to lower commissions resulting from a decrease in order rates.  This was offset by an increase in marketing expenses of $0.3 million for advertising expenses related to the launch of STAR Enterprise.  As a percentage of net sales, selling and marketing expenses decreased to 30.5% in the first quarter of 2011 from 32.1% in the first quarter of 2010.

General and Administrative. General and administrative expenses increased to $3.5 million in the first quarter of 2011, essentially unchanged from $3.4 million in the first quarter of 2010. As a percentage of net sales, general and administrative expenses decreased to 10.5% in the first quarter of 2011 from 10.6% in the first quarter of 2010.

Operating Income. Operating income increased by $1.4 million, or 19.1%, to $8.8 million in the first quarter of 2011 from $7.4 million in the first quarter of 2010. The increase was primarily due to the incremental gross profit generated by higher revenue in the first quarter of 2011. As a percentage of net sales, operating income increased to 26.3% in the first quarter of 2011 from 22.9% in the first quarter of 2010.

Income Tax. Income tax expense of $3.3 million was recorded in the first quarter of 2011 at an effective income tax rate of 37.5% of pre-tax income.  This compares to $1.8 million that was recorded in the first quarter of 2010 at an effective income tax rate of 38.1% of pre-tax income, less a tax benefit of $1.1 million related to the settlement of a state income tax dispute.

Index

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

Educational Hardware. This segment derives its revenue from our NEOs, 2Know! classroom response systems, and services such as professional development and extended support plans sold in connection with these hardware products.

Segment results:
	Three months ended
	March 31,
(Dollars in Thousands)	2011	2010
Educational Software and Services Segment:
Revenues	$29,191	$26,610
Gross profit	25,015	22,431
Gross profit %	85.7%	84.3%

Educational Hardware Segment:
Revenues	$4,340	$5,613
Gross profit	1,762	2,803
Gross profit %	40.6%	49.9%

Educational Software and Services Segment
Three Months Ended March 31, 2011 and 2010

Segment revenues increased by $2.6 million, or 9.7%, to $29.2 million in 2011 from $26.6 million in 2010. This improvement was primarily due to increased revenue from our subscription-based software products and related services, such as hosting, phone support, and technical services.

Gross profit increased by $2.6 million to $25.0 million in 2011 from $22.4 million in 2010.  As a percentage of revenue, gross profit increased to 85.7% in 2011 from 84.3% in the prior year.  This was due to a revenue mix weighted more heavily to software and to our more profitable service offerings in 2011.

Educational Hardware Segment
Three Months Ended March 31, 2011 and 2010

Segment revenues decreased by $1.3 million, or 22.7%, to $4.3 million in 2011 from $5.6 million in 2010. Segment revenues decreased primarily due to low demand for NEOs which we believe is related to the difficult school funding environment.

Gross profit decreased by $1.0 million to $1.8 million in 2011 from $2.8 million in 2010.  As a percentage of revenue, gross profit decreased to 40.6% in 2011, from 49.9% in 2010. The decline is primarily attributable to full implementation in the first quarter of 2011of the price decrease that went into effect in 2010.

Index

Liquidity and Capital Resources

As of March 31, 2011, our cash, cash equivalents and investment securities were $15.7 million, down $4.4 million from $20.1 million at December 31, 2010. The decrease was primarily due to $1.5 million of cash flow used by operations and $2.3 million used to pay dividends.  The negative cash flow from operations in the current quarter was primarily due to the increasing seasonality of customer orders, which are becoming more weighted to the second and third quarters; and to the timing of tax payments.

As of March 31, 2011, we have a $15.0 million secured revolving line of credit with a bank, which is available until July 1, 2012. The line of credit bears interest at either a floating rate or a fixed rate for a period of up to 90 days based on LIBOR plus 1.5%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until July 31, 2011, which bears interest at the prime rate. We expect to renew the line of credit. As of March 31, 2011, the lines of credit had not been used.

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

No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. We repurchase shares on the open market as well as from employees who elect to surrender restricted shares at the time of vesting to pay their payroll withholding taxes. Repurchased shares will become treasury shares and may be used for equity compensation plans, stock-based employee benefit plans and for other general corporate purposes. From January 1, 2011 through March 31, 2011, we repurchased 1,700 shares at a cost of $19,000. Since the original authorization of the repurchase program in 2002, we have repurchased approximately 7.9 million shares at a cost of $136.8 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.

In the first quarter of 2011 we paid a cash dividend of $0.08 per share.  In the first quarter of 2010 we paid a cash dividend of $0.07 per share. In each of the second, third and fourth quarters of 2010 we paid a cash dividend of $0.08 per share. We also paid a special cash dividend of $2.00 per share in the fourth quarter of 2010.

We intend to continue to pay quarterly cash dividends, subject to capital availability and a determination that cash dividends continue to be in the best interests of the company and our shareholders. Our Board of Directors also considers several additional factors when declaring dividends, including: (i) the company’s financial statements as of the most recent practicable date, (ii) the expected cash costs to deliver the products and services sold and recorded as deferred revenue, (iii) the company’s ability to provide the products and services underlying the amounts recorded as deferred revenue, (iv) the likelihood of recognizing amounts recorded as deferred revenue as net sales based on the company’s historical experience and most recent projections, (v) the short time period over which such recognition has historically occurred and is expected to occur, and (vi) other information, opinions, reports and statements prepared and presented by the company’s officers and employees about the company’s business, operations and financial condition.

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

Operating Leases. We enter into operating leases, primarily for facilities that we occupy in order to carry out our business operations. We utilize operating leases for some of our facilities to gain flexibility as compared to purchasing facilities outright and to limit our exposure to many of the risks of owning commercial property. These agreements are generally for terms of one to five years. Some of the leases have early termination clauses, but they generally cannot be terminated by either the lessor or us for reasons other than breach of the lease agreement. We do not anticipate the early termination of any significant lease agreement.

Purchase Obligations primarily consist of commitments with suppliers of our hardware products, such as NEOs, AccelScan scanners and the 2Know! classroom response system. The majority of these obligations will be satisfied within one year.

Index

Tax Audit Settlements and Deposits. We do not anticipate making any significant cash payments related to the settlement of tax audits or deposits for unsettled audit issues in 2011. Estimation of the amounts and timing of such payments in periods after 2011 are highly uncertain and therefore are not included in the table below.

As of March 31, 2011, our approximate contractual obligations for operating leases, tax audit payments and purchase obligations (by period due) were as follows:

Payments Due by Period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$4,116	$1,030	$2,217	$585	$284
Tax audit related payments	-	-	-	-	-
Purchase obligations	5,042	5,041	1	-	-
Total	$9,158	$6,071	$2,218	$585	$284

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no significant changes to our critical accounting policies as previously disclosed in our 2010 Annual Report.

Forward-Looking Statements

In accordance with the Private Securities Litigation Reform Act of 1995, we can obtain a “safe-harbor” for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ materially from those in the forward-looking statements. Accordingly, the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following “Quantitative and Qualitative Disclosures about Market Risk” may contain certain forward-looking statements regarding strategic growth initiatives, growth opportunities and management’s expectations regarding orders and financial results for 2011 and future periods including statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” references to estimates or similar expressions. These forward-looking statements are based on current expectations and current assumptions which management believes are reasonable. However, these statements involve risks and uncertainties that could cause actual results to differ materially from any future results encompassed within the forward-looking statements. Factors that could cause or contribute to such differences include: (i) the failure of orders to achieve expected growth targets, (ii) a decline in quiz sales that exceeds forecasts, (iii) risks associated with the implementation of the Company’s growth initiatives, (iv) dependence on educational institutions and government funding, and (v) other risks affecting the Company’s business as described in the Company’s filings with the Securities and Exchange Commission, including the Company’s 2010 Annual Report and later filed quarterly reports on Form 10-Q and current reports on Form 8-K, which factors are incorporated herein by reference. The Company expressly disclaims a duty to provide updates to forward-looking statements, whether as a result of new information, future events or other occurrences.

Index

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

Market Risk. Our exposure to market risk relates to the quality of the holdings in our investment security portfolio. The fair market value of our investments is subject to increases or decreases in value resulting from the performance of the securities issuer, upgrades or downgrades in the creditworthiness of the securities issuer, upgrades or downgrades in the creditworthiness of the insurer of the securities (if any), and changes in general market conditions.

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

Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds, and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of March 31, 2011, our investment securities had a market value of approximately $8.6 million and a carrying value of $8.6 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.

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

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

There has been no change in our internal control over financial reporting that has occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in our 2010 Annual Report in response to Item 1A to Part I of Form 10-K.

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

The following table shows information relating to the repurchase of shares of our common stock during the three months ended March 31, 2011:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31	1,484	$10.99	1,484	1,056,449
February 1-28	220	10.50	220	1,056,229
March 1-31	-	-	-	1,056,229
Total	1,704		1,704

Index

Item 6. Exhibits

Exhibits.

Exhibit No.	Description

31.1	Section 302 certification by Glenn R. James

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Glenn R. James

32.2	Section 906 certification by Mary T. Minch

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENAISSANCE LEARNING, INC.
(Registrant)

May 9, 2011	/s/ Glenn R. James
Date	Glenn R. James
Chief Executive Officer and a Director
(Principal Executive Officer)

May 9, 2011	/s/ Mary T. Minch
Date	Mary T. Minch
Executive Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Index

Index to Exhibits

Exhibit No.	Description

31.1	Section 302 certification by Glenn R. James

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Glenn R. James

32.2	Section 906 certification by Mary T. Minch