Form 10-Q
period 2011-06-30
RENAISSANCE LEARNING INC
filed 2011-08-08
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________________

FORM 10-Q
______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common Stock, $0.01 par value	29,363,477

RENAISSANCE LEARNING, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In Thousands, Except Share and Per Share Amounts)	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$6,702	$9,845
Investment securities	2,607	6,630
Accounts receivable, less allowance of $1,349 and $1,289, respectively	17,942	7,873
Inventories	3,434	5,042
Prepaid expenses	1,560	1,668
Income taxes receivable	-	327
Deferred tax asset	4,073	2,615
Other current assets	630	711
Total current assets	36,948	34,711
Investment securities	2,731	3,661
Property, plant and equipment, net	6,382	6,720
Deferred tax asset	5,617	4,658
Goodwill	2,868	2,854
Other intangibles, net	601	683
Capitalized software, net	1,588	93
Other non-current assets	314	409
Total assets	$57,049	$53,789

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,108	$2,874
Deferred revenue	54,323	64,791
Payroll and employee benefits	7,258	5,609
Income Taxes Payable	432	-
Other current liabilities	3,195	2,340
Total current liabilities	68,316	75,614
Deferred revenue	9,963	7,051
Deferred compensation and other employee benefits	2,731	2,538
Income taxes payable	3,426	3,426
Other noncurrent liabilities	773	213
Total liabilities	85,209	88,842
Shareholders' equity:
Common stock, $.01 par; shares authorized: 150,000,000; issued:34,736,647 shares at June 30, 2011 and December 31, 2010	347	347
Additional paid-in capital	50,230	50,434
Retained earnings	12,909	6,775
Treasury stock, at cost: 5,403,221 shares at June 30, 2011;5,451,319 shares at December 31, 2010	(91,557)	(92,470)
Accumulated other comprehensive loss	(89)	(139)
Total shareholders' equity	(28,160)	(35,053)
Total liabilities and shareholders' equity	$57,049	$53,789

  See accompanying notes to condensed consolidated financial statements.

INDEX

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except per Share Amounts)	2011	2010	2011	2010
Product revenue:
Subscription	$14,828	$12,094	$29,345	$23,528
Non-subscription	10,147	9,420	18,190	19,825
	24,975	21,514	47,535	43,353
Service revenue:
Subscription	6,911	5,698	13,647	11,248
Non-subscription	3,830	3,835	8,065	8,669
	10,741	9,533	21,712	19,917
Total revenue	$35,716	$31,047	$69,247	$63,270

Cost of sales:
Products	$4,858	$3,700	$8,173	$7,197
Services	3,131	2,948	6,570	6,440
Total cost of sales	7,989	6,648	14,743	13,637
Gross profit	27,727	24,399	54,504	49,633

Operating expenses:
Product development	4,257	4,197	8,476	8,296
Selling and marketing	10,975	10,158	21,204	20,504
General and administrative	4,029	3,112	7,555	6,513
Total operating expenses	19,261	17,467	37,235	35,313
Operating income	8,466	6,932	17,269	14,320
Other income, net	30	22	17	261
Income before taxes	8,496	6,954	17,286	14,581
Income tax	3,186	2,650	6,482	4,494
Net income	$5,310	$4,304	$10,804	$10,087

Earnings per share:
Basic and diluted	$0.18	$0.15	$0.37	$0.34

Cash dividends declared per share	$0.08	$0.08	$0.16	$0.15

See accompanying notes to condensed consolidated financial statements.

INDEX

RENAISSANCE LEARNING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(In Thousands)	2011	2010

Reconciliation of net income to cash flows from operating activities:
Net income	$10,804	$10,087
Adjustments to arrive at cash (used) provided by operating activities:
Depreciation and amortization	1,185	1,229
Amortization of investment discounts/premiums	58	(20)
Share-based compensation expense	788	783
Deferred income taxes	(2,417)	344
Change in assets and liabilities:
Accounts receivable	(10,069)	(2,989)
Inventories	1,608	2,024
Prepaid expenses	108	588
Income taxes	787	522
Accounts payable and other liabilities	2,397	4,068
Deferred revenue	(7,556)	(6,132)
Other	17	(140)
Net cash (used) provided by operating activities	(2,290)	10,364

Cash flows from investing activities:
Purchase of property, plant and equipment	(517)	(916)
Purchase of investment securities	-	(2,085)
Maturities/sales of investment securities	5,050	1,985
Capitalized software development costs	(1,545)	-
Net proceeds from sale of property	8	3
Net cash provided (used) by investing activities	2,996	(1,013)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	3
Proceeds from note payable	900	-
Excess tax benefits from share-based payment arrangements	27	47
Dividends paid	(4,670)	(4,382)
Purchase of treasury stock	(106)	(197)
Net cash used by financing activities	(3,849)	(4,529)
Net change in cash and cash equivalents	(3,143)	4,822
Cash and cash equivalents, beginning of period	9,845	36,207
Cash and cash equivalents, end of period	$6,702	$41,029

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

2. Basis of Presentation

The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of the interim periods, and are presented on an unaudited basis. These financial statements should be read in conjunction with the financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, (“2010 Annual Report”), which is on file with the U.S. Securities and Exchange Commission (the “SEC”). The results of operations for the three and six month periods ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

3. Revenue Recognition

Much of our revenue is derived from multiple-element arrangements that contain a bundle of software and related services, and in some cases, hardware, books or other items. Generally, with regard to our multiple element arrangements, we can separate all of the deliverables, substantiate their fair value and treat them as separate units of accounting.

Revenue from arrangements that include multiple-elements such as hardware, software and services is allocated between software and related elements as a group; and non-software elements as a group; using the relative selling price of each group.  As described in more detail below, we then apply the software specific guidance to the group of software deliverables and apply the other appropriate guidance to the group of non-software deliverables.

Software and software-related services are accounted for in accordance with industry specific accounting guidance for software and software related services. Fair value for software elements is determined by vendor specific objective evidence (“VSOE”) which is based on the price we charge for that element when we sell it separately. If we cannot determine the VSOE of any undelivered software element included in a multiple-element arrangement, we defer revenue until all elements are delivered, or until VSOE can be determined for any remaining undelivered elements. Each element’s allocated revenue is recognized when the revenue recognition criteria for that element has been met.

Deliverables that do not fall under the industry specific software accounting guidance are accounted for in accordance with the relevant revenue accounting guidance.  Fair value for non-software elements is generally determined by VSOE. If we cannot determine the VSOE of any non-software element, we use third-party evidence, or our best estimate of selling price to determine fair value.  Each element’s allocated revenue is recognized when the revenue recognition criteria for that element has been met.

Revenue and cost of revenue from bundled arrangements are allocated between product and services in our consolidated statement of operations. Revenue is allocated as described above. Costs of revenues presented in our consolidated financial statements represent the actual costs of delivering the respective products and services.

Product revenue is derived primarily from the sale of educational software and hardware. Subscription-based software sales are recognized as revenue on a straight-line basis over the subscription period, generally twelve months.  Revenue from sales of hardware is generally recognized when the product is shipped to the customer.

Service revenue is derived primarily from: (i) product support services, (ii) professional development and product training seminars and conferences, (iii) application hosting, (iv) technical services, (v) consulting, and (vi) other remote services.  Revenue from professional development and product training seminars and conferences is recognized when the seminar or conference is held.  Revenue from other product support services and application hosting is initially recorded as deferred revenue and then recognized as revenue on a straight-line basis over the term of the agreement, typically 12 months.  Revenue from software-related technical services, such as installation and data conversion is recognized when the service is completed, which is generally at the start of a new subscription. Consulting and other remote services revenue is recognized as the services are performed or on a straight-line basis over the contractual period.

Revenues are recorded net of allowances for estimated returns and concessions.  Deferred revenue includes (i) amounts invoiced for products not yet delivered and services not yet performed, and (ii) that portion of support agreements and subscription-based product sales that has not yet been recognized as revenue.

INDEX

4. Earnings Per Common Share

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

The computation of Diluted EPS does not assume conversion, exercise, or contingent issuance of securities that may have an antidilutive effect on earnings per share (“Antidilutive Securities”).  Antidilutive Securities include: (i) stock options with an exercise price greater than the average market price for the period, (ii) non-participating restricted stock awards with a grant price greater than the average market price for the period, (iii) non-participating restricted stock awards with unearned compensation costs attributable to future service which exceed the average market price for the period, and (iv) in a period with a loss, all stock options and non-participating restricted stock awards.  For the three months and six months ended June 30, 2011, the number of Antidilutive Securities was 451,156.  For the three months and six months ended June 30, 2010, the number of Antidilutive Securities was 593,349.

Weighted average shares outstanding and earnings per share:
	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	29,326,158	29,309,059	29,309,400	29,299,214
Dilutive effect of non-participating restricted shares	195	673	200	640
Diluted weighted average shares outstanding	29,326,353	29,309,732	29,309,600	29,299,854

Earnings per share, basic and diluted	$0.18	$0.15	$0.37	$0.34

5. Comprehensive Income

Our comprehensive income includes net income and foreign currency translation adjustments.  For the quarters ended June 30, 2011 and 2010, comprehensive income was $5.3 million and $4.3 million, respectively.  For the first six months ended June 30, 2011 and 2010, comprehensive income was $10.9 million and $10.1 million, respectively.

6. Goodwill and Other Intangible Assets

All of our goodwill is related to the Educational Software and Services segment.  Under Generally Accepted Accounting Principles in the United States (“US GAAP”), goodwill is not amortized and we assess goodwill annually, as of December 31, for impairment by applying a fair value-based test.

Other intangibles consist of customer relationships related to an acquisition we made in 2005.  The customer relationships intangible asset is amortized over its useful life of ten years, on the declining balance method.  For the three months ended June 30, 2011and 2010, amortization expense related to the customer relationships intangible was $41,000 and $53,000, respectively.  For the six months ended June 30, 2011 and 2010, amortization expense related to the customer relationships intangible was $82,000 and $107,000, respectively.

Customer Relationships
(In Thousands)	June 30, 2011	December 31, 2010
Gross amount	$3,200	$3,200
Accumulated amortization	(2,599)	(2,517)
Net carrying value	$601	$683

INDEX

7. Uncertain Tax Positions

During the first quarter of 2010, we settled a state income tax dispute. This resulted in the recognition of $1.1 million in tax benefits related to prior years which had been carried on our balance sheet at December 31, 2009 as non-current income taxes payable.

8. Equity Compensation

We value restricted stock awards at the closing market price of our common stock on the date of grant.  We granted restricted stock awards for 64,754 units during the six months ended June 30, 2011, and granted restricted stock awards for 52,723 units during the six months ended June 30, 2010.  The exercise prices for our stock option grants are equal to the fair market value of our common stock on the date the options were granted.  There were no options to purchase our stock granted during the six months ended June 30, 2011and 2010.

As of June 30, 2011, the total unearned compensation related to share-based compensation awards, net of estimated forfeitures, was $2.2 million, which will be amortized as expense over the weighted average remaining period of 2.6 years. For each of the six months ended June 30, 2011 and 2010, total share-based compensation expense was $0.8 million.

A summary of restricted stock award activity for the six months ended June 30, 2011 is as follows:

Unvested Restricted Stock Awards	Units	Weighted average grant date fair value	Aggregate intrinsic value
Balance at January 1, 2011	389,766	$11.60	$4,614,829	(1)
Granted	64,754	11.27
Vested	(43,043)	12.25
Forfeitures	(7,496)	11.77
Balance at June 30, 2011	403,981	$11.47	$5,065,922	(2)

(1) Calculated at the 12/31/10 closing market price at $11.84 per share
(2) Calculated at the 6/30/11 closing maket price at $12.54 per share

9. Fair Value Measurements

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

The table below provides fair value measurement information for securities held as of June 30, 2011 and 2010.  The carrying values of cash, accounts receivable, and accounts payable (including income taxes payable and accrued expenses), approximated fair value at June 30, 2011 and December 31, 2010.

INDEX

June 30, 2011			Fair Value Measurements Using
	Carrying	Total Fair	Level 1	Level 2	Level 3
(In Thousands)	Amount	Value	Inputs	Inputs	Inputs
Money market funds	$1,939	$1,939	$1,939	$-	$-
Certificates of deposit	-	-	-	-	-
Municipal bonds and notes	2,606	2,601	-	2,601	-
Mutual funds held related to SERP	2,731	2,731	2,731	-	-

December 31, 2010			Fair Value Measurements Using
	Carrying	Total Fair	Level 1	Level 2	Level 3
(In Thousands)	Amount	Value	Inputs	Inputs	Inputs
Money market funds	$8,491	$8,491	$8,491	$-	$-
Certificates of deposit	1,250	1,253	-	1,253	-
Corporate bonds and notes	1,005	1,004	-	1,004	-
Municipal bonds and notes	5,498	5,490	-	5,490	-
Mutual funds held related to SERP	2,538	2,538	2,538	-	-

10.  Segment Information

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

Segment Results and Reconciliation to Consolidated Net Income Before Taxes
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Educational software and services segment:
Revenues	$28,781	$25,601	$57,971	$52,211
Cost of sales	4,049	3,824	8,224	8,003
Gross profit	24,732	21,777	49,747	44,208

Educational hardware segment:
Revenues	6,935	5,446	11,276	11,059
Cost of sales	3,940	2,824	6,519	5,634
Gross profit	2,995	2,622	4,757	5,425

Consolidated gross profit	27,727	24,399	54,504	49,633

Consolidated operating expenses	19,261	17,467	37,235	35,313
Other income	30	22	17	261
Consolidated net income before taxes	$8,496	$6,954	$17,286	$14,581

INDEX

11.  Dividends

On April 27, 2011, our Board of Directors declared a quarterly cash dividend of $0.08 per share, payable June 1, 2011 to shareholders of record as of May 13, 2011.

12.  Enhancement of our Income Statement Presentation

We enhanced the presentation of revenue on our income statement, with a goal to make it clearer what portion of our product and service revenue is recurring (i.e. subscription-based) in nature.  The new presentation disaggregates product and service revenues into their subscription and non-subscription components, but does not affect what is classified as a product or a service.

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

13.  Subsequent Event

On July 27, 2011, our Board of Directors declared a quarterly cash dividend of $0.08 per share, payable September 1, 2011 to shareholders of record as of August 12, 2011.

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

A key aspect of our business strategy is to transition customers to our hosted subscription-based Enterprise software products. The Enterprise versions of our products include enhancements over our non-Enterprise based products, offering a higher-value proposition to schools. Our Enterprise products are generally higher-priced, generate an on-going revenue stream from hosting and subscription fees, and result in increased customer purchases of other services. Users of Accelerated Reader, our most significant product, who transition to the Enterprise version have increased their average annual purchases of reading products and services by over $1,000 per school. Although this amount of incremental revenue could change due to customer mix and other factors including additional purchases of products and services, we expect that we will continue to see incremental revenue from customers that transition to Accelerated Reader Enterprise. We have also experienced an annual per customer revenue increase for our other Enterprise products.

We track active usage of both our subscription and perpetual products via a variety of measures including active subscriptions, recent customer support contacts, recent purchases, and recent participation in training or professional development events.  We continuously refine the criteria used to develop the metrics for defining active use of our products and we may make periodic adjustments to our customer counts in order to provide what we believe is the most useful information for managing and understanding our active customer base.  The most current methodology is applied to develop any historical metrics so that any comparative presentation is on a consistent basis. Based on these criteria, our approximate worldwide active customer counts for both our perpetual and subscription-based licenses at June 30, 2011 were as follows: Accelerated Reader - 50,000, Accelerated Math – 14,000, and STAR Reading or STAR Math – 43,000, each of which is essentially unchanged from December 31.

We believe the percentage of customers using the subscription-based Enterprise versions of our reading and math products is an important indicator of the progress of this strategic growth initiative and the potential for growth still existing with regard to this strategy. We believe the percentage of customers using Accelerated Reader is more critical in measuring this opportunity because Accelerated Reader is our most significant product and because we have experienced a greater increase in per customer revenues from Accelerated Reader Enterprise compared to our other subscription-based products. At the end of the second quarter of 2011, approximately 55% of our active reading product customers were using the Enterprise version, up from approximately 50% at the end of 2010.

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

As the transition to subscription-based products has progressed, we have built substantial balances of deferred subscription revenue, and therefore, revenues in a given period are not necessarily indicative of the orders placed by our customers for our products and services during the same period. Our new STAR Enterprise is considered to be software-as-a-service arrangements under the accounting rules.  The accounting rules for software-as-a-service arrangements requires that certain one-time fees we charge with an initial subscription be recognized into revenue over several years.  This is in contrast to the accounting for most of our current products for which one-time fees such as installation and data conversion are recognized as performed, which is generally within a short time of the subscription start date.  Therefore, as sales of STAR Enterprise increase, the recognition of these one-time fees will be delayed, resulting in relatively higher amounts of deferred revenue and slower recognition of revenue.  As we just began offering STAR Enterprise in the spring of 2011, this accounting has not had a material impact on our financial statements for the three and six months ended June 30, 2011, however, we expect that it will have a material impact in the future commensurate with the anticipated growth of STAR Enterprise sales.

Customer orders for our products and services increased by approximately $6.3 million, or 18%, to $41.2 million in the second quarter of 2011 compared to $34.9 million in the second quarter of 2010.  Orders were affected by (i) the launch of STAR Enterprise, (ii) a single large order of NEOs for nearly $1 million, (iii) several multiple year subscriptions that added $1.1 million for periods beyond the next school year, and (v) approximately $1 million of renewal orders received in the second quarter that we had expected to receive in the third quarter.  Software orders were up 18% and hardware orders were up almost 20% over last year.

Customer orders declined by 17% in the first quarter but with a strong second quarter, customer orders for our products and services increased by $2.0 million, or 3%, to $62.3 million in the first six months of 2011 compared to $60.3 million in the first six months of 2010. The first six months of last year included a $2.9 million order from a large urban school district.

The next several quarters are expected to continue to be a time of tight school budgets in the K-12 market.  State and local tax revenues are staging a modest recovery but states continue to face sizeable deficits.  According to the National Center on Budget and Policy Priorities, forty two states have or are working on closing budget shortfalls totaling $103 billion for fiscal 2012, mostly through spending cuts including cuts to K-12 education.  According to a survey by the Center on Education Policy, over 80% of school districts are expecting funding cuts for the 2011-12 school year.  While most are dealing with this through staff reductions and larger class sizes, 64% of districts in the Center’s survey indicated that they plan to cut instructional materials and technology spending. At the federal level, we don’t anticipate significant funding changes either up or down though we continue to be encouraged with the alignment between the suggested policy changes being discussed as part of the reauthorization of the Elementary and Secondary Education Act (ESEA) and our current product offerings including an emphasis on teacher effectiveness, school improvement, practice as an important element of learning, and support for the common core state standards.

INDEX

Consolidated income statement data:
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2011	2010	2011	2010
Product revenue:
Subscription	41.5%	39.0%	42.4%	37.2%
Non-subscription	28.4%	30.3%	26.3%	31.3%
	69.9%	69.3%	68.7%	68.5%
Service revenue:
Subscription	19.4%	18.3%	19.7%	17.8%
Non-subscription	10.7%	12.4%	11.6%	13.7%
	30.1%	30.7%	31.3%	31.5%
Total net revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales:
Products	19.5%	17.2%	17.2%	16.6%
Services	29.1%	30.9%	30.3%	32.3%
Total cost of sales	22.4%	21.4%	21.3%	21.6%
Total gross profit	77.6%	78.6%	78.7%	78.4%

Operating expenses:
Product development	11.9%	13.5%	12.2%	13.1%
Selling and marketing	30.7%	32.8%	30.6%	32.4%
General and administrative	11.3%	10.0%	10.9%	10.3%
Total operating expenses	53.9%	56.3%	53.7%	55.8%
Operating income	23.7%	22.3%	24.9%	22.6%
Other, net	0.1%	0.1%	0.1%	0.4%
Income before taxes	23.8%	22.4%	25.0%	23.0%
Income tax provision	8.9%	8.5%	9.4%	7.1%
Net Income	14.9%	13.9%	15.6%	15.9%

The amounts above are expressed as a percentage of net sales, except that individual components of cost of sales and gross profit are shown as a percentage of their corresponding component of net sales.

Consolidated Results
Three Months Ended June 30, 2011 and 2010

Net Sales. Our net sales increased by $4.7 million, or 15.0%, to $35.7 million in the second quarter of 2011 from $31.0 million in the second quarter of 2010.

Product revenue increased by $3.5 million, or 16.1%, to $25.0 million in the second quarter of 2011 from $21.5 million in the second quarter of 2010. Subscription revenue was up $2.8 million due to higher revenue recognized from prior period orders.  Non-subscription product revenue increased by $0.7 million due to an increase in hardware sales offset by a decline in Accelerated Reader quizzes as our customer base transitions to our subscription-based Enterprise products, which include access to all quizzes.

Service revenue increased by $1.2 million, or 12.7%, to $10.7 million in the second quarter of 2011 from $9.5 million in the second quarter of 2010.  Subscription revenue was up $1.2 million due to revenue recognized from prior period orders.  Non-subscription service revenue was $3.8 million unchanged in the second quarter of 2011 and 2010.

Cost of Sales. The cost of sales of products increased by $1.2 million, or 31.3%, to $4.9 million in the second quarter of 2011 from $3.7 million in the second quarter of 2010. As a percentage of product sales, the cost of sales of products increased to 19.5% in the second quarter of 2011, compared to 17.2% for the second quarter of 2010.  This was primarily due to discounting on large orders and a reduction of inventory reserves in the prior year that did not recur this year.

INDEX

The cost of sales of services increased by $0.2 million, or 6.2%, to $3.1 million in the second quarter of 2011 from $2.9 million in the second quarter of 2010. As a percentage of sales of services, the cost of sales of services decreased to 29.1% in the second quarter of 2011 from 30.9% in the second quarter of 2010. This was primarily due to a mix more heavily weighted to our more profitable service offerings, hosting and some remote services, and also due to leveraging of our fixed costs.

Our overall gross profit margins decreased to 77.6% in the second quarter of 2011 from 78.6% in the second quarter of 2010 due to the factors discussed above.

Product Development.  Product development expenses increased by $0.1 million, or 1.4%, to $4.3 million in the second quarter of 2011 from $4.2 million in the second quarter of 2010.  Investment in additional research and development resources was offset by $0.3 million of internal software development costs capitalized.  As a percentage of net sales, product development expenses decreased to 11.9% in the second quarter of 2011 from 13.5% in the second quarter of 2010. Our statement of cash flows indicates capitalized software development costs of $1.2 million for the second quarter of 2011. This is composed of the $0.3 million of internal development costs plus $0.9 million related to the licensing of report writing software that is embedded in some of our products.

Selling and Marketing. Selling and marketing expenses increased by $0.8 million, or 8.0%, to $11.0 million in the second quarter of 2011 from $10.2 million in the first quarter of 2010.  Selling expenses increased by $0.9 million primarily due to increased wages and costs associated with focused sales events and forums; offset by a decrease in certain sales incentive costs.  Marketing expenses decreased by $0.1 million.  As a percentage of net sales, selling and marketing expenses decreased to 30.7% in the second quarter of 2011 from 32.8% in the second quarter of 2010.

General and Administrative. General and administrative expenses increased by $0.9 million, or 29.5% to $4.0 million in the second quarter of 2011 from $3.1 million in the second quarter of 2010.  General and administrative expenses increased due to higher legal expenses, costs associated with the employment of our new Chief Executive Officer, consulting and fees related to our state and federal programs, and travel costs.  As a percentage of net sales, general and administrative expenses increased to 11.3% in the second quarter of 2011 from 10.0% in the second quarter of 2010.

Operating Income. Operating income increased by $1.6 million, or 22.1%, to $8.5 million in the second quarter of 2011 from $6.9 million in the second quarter of 2010. The increase was primarily due to the incremental gross profit generated by higher revenue in 2011, partially offset by higher operating expenses. As a percentage of net sales, operating income increased to 23.7% in the second quarter of 2011 from 22.3% in the second quarter of 2010.

Income Tax. Income tax expense of $3.2 million was recorded in the second quarter of 2011 at an effective income tax rate of 37.5% of pre-tax income.  This compares to $2.6 million that was recorded in the second quarter of 2010 at an effective income tax rate of 38.1% of pre-tax income.

Consolidated Results
Six Months Ended June 30, 2011 and 2010

Net Sales. Our net sales increased by $5.9 million, or 9.4%, to $69.2 million in the first six months 2011 from $63.3 million in the first six months of 2010.

Product revenue increased by $4.2 million, or 9.6%, to $47.5 million in the first six months of 2011 from $43.3 million in the first six months of 2010. Subscription revenue was up $5.8 million due to higher revenue recognized from prior period orders.  Non-subscription product revenue decreased by $1.6 million due to a decline in Accelerated Reader quizzes as our customer base transitions to our subscription-based Enterprise products, which include access to all quizzes, offset by an increase in hardware sales.

Service revenue increased by $1.8 million, or 9.0%, to $21.7 million in the first six months of 2011 from $19.9 million in the first six months of 2010.  Subscription revenue was up $2.4 million due to revenue recognized from prior period orders.  Non-subscription service revenue was down $0.6 million due to lower sales of technical consulting and professional development, partially offset by higher sales of program management services.

Cost of Sales. The cost of sales of products increased by $1.0 million, or 13.6%, to $8.2 million in the first six months of 2011 from $7.2 million in the first six months of 2010. As a percentage of product sales, the cost of sales of products increased to 17.2% in the first six months 2011, compared to 16.6% for the first six months of 2010.  This was primarily due to discounting on large orders and a reduction in inventory reserves the prior year that did not recur this year.

INDEX

The cost of sales of services increased by $0.2 million, or 2.0%, to $6.6 million in the first six months of 2011 from $6.4 million in the first six months of 2010. As a percentage of sales of services, the cost of sales of services decreased to 30.3% in the first six months of 2011 from 32.3% in the first six months of 2010. This was primarily due to a mix more heavily weighted to our more profitable service offerings, hosting and some remote services, and also due to leveraging of our fixed costs.

Our overall gross profit margins increased to 78.7% in the first six months of 2011 from 78.4% in the first six months of 2010 due to the factors discussed above.

Product Development.  Product development expenses increased by $0.2 million, or 2.2%, to $8.5 million in the first six months of 2011 from $8.3 million in the first six months of 2010.  Investment in additional research and development resources was offset by $0.6 million of software development cost capitalization.  As a percentage of net sales, product development expenses decreased to 12.2% in the first six months of 2011 from 13.1% in the first six months of 2010.  Our statement of cash flows indicates capitalized software development costs of $1.5 million for the first six months of 2011. This is composed of the $0.6 million of internal development costs plus $0.9 million related to the licensing of report writing software that is embedded in some of our products.

Selling and Marketing. Selling and marketing expenses increased by $0.7 million, or 3.4%, to $21.2 million in the first six months of 2011 from $20.5 million in the first six months of 2010.  Selling expenses increased by $0.5 million primarily due to increased wages and costs associated with focused sales events and forums; offset by a decrease in certain sales incentive costs.  Marketing expenses increased by $0.2 million due to higher advertising expenses related to the launch of STAR Enterprise.  As a percentage of net sales, selling and marketing expenses decreased to 30.6% in the first six months of 2011 from 32.4% in the first six months of 2010.

General and Administrative. General and administrative expenses increased by $1.1 million, or 16.0%, to $7.6 million in the first six months of 2011 from $6.5 million in the first six months of 2010. General and administrative expenses increased due to higher legal expenses, costs associated with the employment of our new Chief Executive Officer, consulting and fees related to our state and federal programs, and travel costs.  As a percentage of net sales, general and administrative expenses increased to 10.9% in the first six months of 2011 from 10.3% in the first six months of 2010.

Operating Income. Operating income increased by $3.0 million, or 20.6%, to $17.3 million in the first six months of 2011 from $14.3 million in the first six months of 2010. The increase was primarily due to the incremental gross profit generated by higher revenue in 2011, offset by higher operating expenses. As a percentage of net sales, operating income increased to 24.9% in the first six months of 2011 from 22.6% in the first six months of 2010.

Income Tax. Income tax expense of $6.5 million was recorded in the first six months of 2011 at an effective income tax rate of 37.5% of pre-tax income.  This compares to $4.5 million that was recorded in the first six months of 2010 at an effective income tax rate of 38.1% of pre-tax income, less a tax benefit of $1.1 million related to the settlement of a state income tax dispute.

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

INDEX

Segment results:
	Three months ended June 30,		Six months ended June 30,
(Dollars in Thousands)	2011	2010	2011	2010
Educational Software and Services Segment:
Revenues	$28,781	$25,601	$57,971	$52,211
Gross profit	24,732	21,777	49,747	44,208
Gross profit %	85.9%	85.1%	85.8%	84.7%

Educational Hardware Segment:
Revenues	$6,935	$5,446	$11,276	$11,059
Gross profit	2,995	2,622	4,757	5,425
Gross profit %	43.2%	48.2%	42.2%	49.1%

Educational Software and Services Segment
Three Months Ended June 30, 2011 and 2010

Segment revenues increased by $3.2 million, or 12.4%, to $28.8 million in 2011 from $25.6 million in 2010. This improvement was primarily due to increased revenue from our subscription-based software products and related services, such as hosting, phone support, and technical services.

Gross profit increased by $2.9 million to $24.7 million in 2011 from $21.8 million in 2010.  As a percentage of revenue, gross profit increased to 85.9% in 2011 from 85.1% in the prior year.  This was primarily due to a mix more heavily weighted to our more profitable service offerings.

Educational Software and Services Segment
Six Months Ended June 30, 2011 and 2010

Segment revenues increased by $5.8 million, or 11.0%, to $58.0 million in 2011 from $52.2 million in 2010. This improvement was primarily due to increased revenue from our subscription-based software products and related services, such as hosting, phone support, and technical services.

Gross profit increased by $5.5 million to $49.7 million in 2011 from $44.2 million in 2010.  As a percentage of revenue, gross profit increased to 85.8% in 2011 from 84.7% in the prior year.  This was primarily due to a mix more heavily weighted to our more profitable service offerings.

Educational Hardware Segment
Three Months Ended June 30, 2011 and 2010

Segment revenues increased by $1.5 million, or 27.3%, to $6.9 million in 2011 from $5.4 million in 2010. Segment revenues increased primarily due to increased sales for our NEOs and for our 2Know! classroom response system, including a single order for NEOs of nearly $1.0 million in 2011.

Gross profit increased by $0.4 million to $3.0 million in 2011 from $2.6 million in 2010.  As a percentage of revenue, gross profit decreased to 43.2% in 2011, from 48.2% in 2010. This was primarily due to discounting on large orders and a reduction of inventory reserves in the prior year that did not recur this year.

Educational Hardware Segment
Six Months Ended June 30, 2011 and 2010

Segment revenues were essentially unchanged at $11.3 million in 2011 and $11.1 million in 2010.

Gross profit decreased by $0.7 million to $4.7 million in 2011 from $5.4 million in 2010.  As a percentage of revenue, gross profit decreased to 42.2% in 2011, from 49.1% in 2010. This was primarily due to discounting on large orders and a reduction of inventory reserves in the prior year that did not recur this year.

INDEX

Liquidity and Capital Resources

As of June 30, 2011, our cash, cash equivalents and investment securities were $12.0 million, down $8.1 million from $20.1 million at December 31, 2010. The decrease was primarily due to $2.3 million of cash flow used by operations and $4.7 million used to pay dividends.  As our orders become more seasonal, our operating cash flow is also becoming more seasonal with most of the cash being generated in the third and fourth quarters.

We have a $15.0 million secured revolving line of credit with a bank, which is available until July 1, 2012. The line of credit bears interest at either a floating rate or a fixed rate for a period of up to 90 days based on LIBOR plus 1.5%. The rate is at our option and is determined at the time of borrowing. We also have a $2.0 million unsecured revolving line of credit with a bank available until July 31, 2012, which bears interest at the prime rate. As of June 30, 2011, the lines of credit had not been used.

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

No time limit was placed on the duration of the repurchase program, nor is there any dollar limit on the program. We repurchase shares on the open market as well as from employees who elect to surrender restricted shares at the time of vesting to pay their payroll withholding taxes. Repurchased shares will become treasury shares and may be used for equity compensation plans, stock-based employee benefit plans and for other general corporate purposes. From January 1, 2011 through June 30, 2011, we repurchased 9,200 shares at a cost of $106,000. Since the original authorization of the repurchase program in 2002, we have repurchased approximately 8.0 million shares at a cost of $136.9 million. Depending on our stock valuation, cash availability and other factors, we may repurchase additional shares as a beneficial use of our cash to enhance shareholder value.

In the first and second quarter of 2011 we paid a cash dividend of $0.08 per share.  In the first quarter of 2010 we paid a cash dividend of $0.07 per share. In each of the second, third and fourth quarters of 2010 we paid a cash dividend of $0.08 per share. We also paid a special cash dividend of $2.00 per share in the fourth quarter of 2010.

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

As of June 30, 2011, our approximate contractual obligations for operating leases, tax audit payments and purchase obligations (by period due) were as follows:

Payments Due by Period
(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$4,086	$744	$2,474	$585	$283
Tax audit related payments	-	-	-	-	-
Purchase obligations	6,049	6,049	-	-	-
Total	$10,135	$6,793	$2,474	$585	$283

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

INDEX

Our investment policy permits investments in obligations of the U.S. Treasury department and its agencies, money market funds, and high quality investment-grade corporate and municipal interest-bearing obligations. The policy requires diversification to prevent excess concentration of issuer risk and requires the maintenance of minimum liquidity levels. The policy precludes investment in equity securities except for the specific purpose of funding the obligations related to our Supplemental Executive Retirement Plan. As of June 30, 2011, our investment securities had a market value of approximately $5.3 million and a carrying value of $5.3 million. Due to the type and duration of our investments, we do not expect to realize any material gains or losses related to market risk.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2011, which were identified in connection with our management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in our 2010 Annual Report in response to Item 1A to Part I of Form 10-K.

INDEX

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

The following table shows information relating to the repurchase of shares of our common stock during the three months ended June 30, 2011:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30	7,456	$11.75	7,456	1,048,773
May 1-31	-	-	-	1,048,773
June 1-30	-	-	-	1,048,773
Total	7,456		7,456

Item 5. Other Information

We will hold an advisory vote on executive compensation every year until we hold the next advisory shareholder vote on the frequency of the vote on the compensation of our named executive officers.

INDEX

Item 6. Exhibits

Exhibits.

Exhibit No.	Description

31.1	Section 302 certification by Glenn R. James

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Glenn R. James

32.2	Section 906 certification by Mary T. Minch

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENAISSANCE LEARNING, INC.
(Registrant)

August 8, 2011	/s/ Glenn R. James
Date	Glenn R. James
Chief Executive Officer
(Principal Executive Officer)

August 8, 2011	/s/ Mary T. Minch
Date	Mary T. Minch
Executive Vice President-Finance, Chief Financial Officer and
Secretary (Principal Financial and Accounting Officer)

INDEX

Index to Exhibits

Exhibit No.	Description

31.1	Section 302 certification by Glenn R. James

31.2	Section 302 certification by Mary T. Minch

32.1	Section 906 certification by Glenn R. James

32.2	Section 906 certification by Mary T. Minch

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________