Form 10-K/A
period 2010-12-31
RENAISSANCE LEARNING INC
filed 2011-08-31
CIK 1030484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-K/A
Amendment No. 2
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

EXPLANATORY NOTE

Renaissance Learning, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment No. 2”) to correct the items set forth below in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 8, 2011 (the “Original Filing”):

● In Item 8, “Financial Statements and Supplementary Data,” the Report of Independent Registered Public Accounting Firm” is revised to clarify that Deloitte & Touche LLP’s opinion includes the financial statement schedule listed in the Index at Item 15(a)(2). The original language did not clearly state that their opinion also included the financial statement schedule.

While this Form 10-K/A sets forth the complete text of the Form 10-K, no other changes have been made to the Original Filing except for the items discussed in this Explanatory Note.  This Amendment No. 2 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

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
Wisconsin Rapids, Wisconsin

We have audited the accompanying consolidated balance sheets of Renaissance Learning, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Learning, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Date: August 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Glenn R. James	Chief Executive Officer	August 31, 2011
Glenn R. James	(Principal Executive Officer) and a Director

/s/ Mary T. Minch	Executive Vice President-	August 31, 2011
Mary T. Minch	Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Directors:	Terrance D. Paul, Judith A. Paul, Addison L. Piper, John H. Grunewald, Mark D. Musick, Harold E. Jordan, and Randall J. Erickson

By:	/s/ Mary T. Minch	August 31, 2011
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